Form 10-Q/A
period 2012-09-30
INTERCEPT PHARMACEUTICALS INC
filed 2012-12-21
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35668

Intercept Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3868459
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18 Desbrosses St.
New York, NY	10013
(Address of Principal Executive Offices)	(Zip Code)

(646) 747-1000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 12, 2012, there were 16,483,483 shares of common stock, $0.001 par value per share, outstanding.

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Intercept Pharmaceuticals, Inc. for the period ended September 30, 2012 filed on November 26, 2012 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

PART II.  Other Information

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Intercept Pharmaceuticals, Inc., effective as of October 16, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 16, 2012).

3.2	Restated Bylaws of Intercept Pharmaceuticals, Inc., effective as of October 16, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 16, 2012).

4.1	Form of Common Stock Certificate of Intercept Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-184810) filed on November 7, 2012).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at December 31, 2011 and September 30, 2012 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended September 30, 2011 and 2012, the nine month periods ended September 30, 2011 and 2012 and the period from September 4, 2002 (inception) through September 30, 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2012 and for the period from September 4, 2002 (inception) to September 30, 2012 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Previously filed on November 26, 2012 as an exhibit to the Quarterly Report on Form 10-Q of Intercept Pharmaceuticals, Inc. for the period ended September 30, 2012.
#	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

December 21, 2012	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski, M.D.
President and Chief Executive Officer (Principal Executive Officer)

December 21, 2012	By:	/s/ Barbara Duncan
Barbara Duncan
Chief Financial Officer (Principal Financial Officer)