Form 10-Q
period 2013-03-31
INTERCEPT PHARMACEUTICALS INC
filed 2013-05-14
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of May 1, 2013, there were 16,805,191 shares of common stock, $0.001 par value per share, outstanding.

Intercept Pharmaceuticals, Inc.

(A Development Stage Company)

INDEX

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2013 (unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2012 and 2013 (unaudited) and the period from September 4, 2002 (inception) through March 31, 2013 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2013 and for the period from September 4, 2002 (inception) to March 31, 2013 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4.	Controls and Procedures	27

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	36

Item 6.	Exhibits	40

Signatures		41

Exhibit Index		42

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

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013, particularly in Item 1.A. Risk Factors, that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I

Item 1. FINANCIAL STATEMENTS

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

 Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2012 (Audited)	2013 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,511,641	$31,711,264
Investment securities, available-for-sale	64,682,270	72,508,832
Prepaid expenses and other current assets	1,584,308	1,572,450
Total current assets	111,778,219	105,792,546
Fixed assets, net	148,838	134,852
Security deposits	251,540	268,707
Total assets	$112,178,597	$106,196,105
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$3,745,773	$3,225,749
Short-term portion of warrant liability	7,596,659	4,786,036
Short-term portion of deferred revenue	1,621,622	1,621,622
Total current liabilities	12,964,054	9,633,407
Long-term liabilities:
Long-term portion of warrant liability	22,762,135	25,627,190
Long-term portion of deferred revenue	10,540,543	10,135,138
Total liabilities	46,266,732	45,395,735
Stockholders’ equity:
Common stock. 25,000,000 shares authorized; 16,526,885, and 16,633,964 shares issued and outstanding as of December 31, 2012 and March 31, 2013, respectively; par value $0.001 per share	16,527	16,633
Additional paid-in capital	184,100,139	189,422,716
Accumulated other comprehensive loss, net	(21,451)	(245,481)
Accumulated deficit during development stage	(118,183,350)	(128,393,498)
Total stockholders’ equity	65,911,865	60,800,370
Total liabilities and stockholders’ equity	$112,178,597	$106,196,105

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Period From September 4, 2002 (Inception) Through March 31, 2013
	2012	2013
Licensing revenue	$758,754	$405,405	$4,656,640
Costs and expenses:
Research and development	3,059,585	4,832,556	76,267,247
General and administrative	1,059,202	2,396,854	31,994,936
Total costs and expenses	4,118,787	7,229,410	108,262,183
Other income (expense):
Revaluation of warrants	677,907	(3,682,505)	(26,758,081)
Foreign currency loss on liquidation	—	—	(191,733)
Other income, net	2,434	296,362	1,672,900
QTDP Grant	—	—	488,959
	680,341	(3,386,143)	(24,787,955)
Net loss	(2,679,692)	(10,210,148)	(128,393,498)
Dividends on preferred stock, not declared	(750,000)	—	(10,944,134)
Net loss attributable to common stockholders	$(3,429,692)	$(10,210,148)	$(139,337,632)
Net loss per share, basic and diluted	$(1.03)	$(0.62)
Weighted average shares outstanding, basic and diluted	3,329,666	16,558,297
Other comprehensive gain/(loss):
Unrealized (loss) on investment securities	—	(245,481)	(266,932)
Foreign currency translation adjustments	12,577	—	—
Total comprehensive loss	$(2,667,115)	$(10,455,629)	$(128,660,430)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Period from September 4, 2002 (Inception) Through March 31, 2013
	2012	2013
Cash flows from operating activities:
Net loss	$(2,679,692)	$(10,210,148)	$(128,393,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants	(677,907)	3,682,505	26,758,081
Stock-based compensation	391,856	1,607,181	11,385,051
Impairment of bonds	—	—	151,402
Loss from sale of assets	—	—	217,296
Depreciation	74,353	22,650	2,389,318
Foreign currency loss on liquidation	—	—	191,733
Amortization of investment premium	—	—	118,180
Changes in:
Prepaid expenses and other current assets	(231,781)	187,568	(1,172,052)
Accounts payable, accrued expenses, and other current liabilities	(11,308)	(520,024)	3,225,754
Deferred revenue	(758,754)	(405,405)	11,756,760
Interest accrued on promissory notes	—	—	91,249
Net cash used in operating activities	(3,893,233)	(5,635,673)	(73,280,726)
Cash flows from investing activities:
Investments in certificates of deposit	(4,001)	—	(627,631)
Purchases of investment securities	—	(10,243,468)	(76,184,444)
Sales of investment securities	—	2,000,000	3,119,075
Purchases of equipment, improvements, and furniture and fixtures	(19,814)	(8,664)	(1,405,902)
Net cash used in investing activities	(23,815)	(8,252,132)	(75,098,902)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	—	—	172,477,162
Proceeds from issuance of common stock warrants	—	—	7,385,897
Payments of capital lease obligation	(58,525)	—	(1,335,567)
Proceeds from exercise of options	—	87,428	130,133
Proceeds from exercise of warrants	—	—	375,000
Proceeds from issuance of convertible promissory notes payable	—	—	1,250,000
Net cash provided by (used in) financing activities	(58,525)	87,428	180,282,625
Effect of exchange rate changes	12,577	—	(191,733)
Net increase (decrease) in cash and cash equivalents	(3,962,996)	(13,800,377)	31,711,264
Cash and cash equivalents – beginning of period	17,707,476	45,511,641	—
Cash and cash equivalents – end of period	$13,744,480	$31,711,264	$31,711,264
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,474	$—	$181,980
Supplemental disclosures of noncash activities:
Conversion of promissory note payable, including accrued interest of $91,250 into common shares	$—	$—	$1,341,249
Issuance of 108,169 warrants for private placement agent fees	—	—	1,471,485
Acquisition of equipment pursuant to capital leases	—	—	1,335,567
Issuance of common stock for cashless warrant exchange	—	3,628,077	4,646,292

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

 The accompanying condensed interim financial statements are unaudited. The condensed interim unaudited financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013. The results for the three months ended March 31 , 2012 and March 31, 2013 (unaudited), and for the period from inception (September 4, 2002) through March 31, 2013 (unaudited) are not necessarily indicative of results to be expected for the year ending December 31, 2013, any other interim periods or any future year or period.

2.	Significant Agreements

Dainippon Sumitomo Pharma Co, Ltd. (DSP)

In March 2011, the Company entered into an exclusive license agreement with DSP to research, develop and commercialize obeticholic acid (OCA) as a therapeutic for the treatment of primary biliary cirrhosis (PBC) and nonalcoholic steatohepatitis (NASH) in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from DSP of $15.0 million and may be eligible to receive additional milestone payments up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval for OCA for NASH in Japan, $10.0 million for receiving marketing approval for OCA for NASH in China, and up to $5.0 million for receiving marketing approval for OCA for PBC in the United States. The sales milestones are based on aggregate sales amounts of OCA and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. DSP is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the DSP territory. DSP has the option to add several other Asian countries to its territory, including Korea and Taiwan, and to pursue OCA for additional indications. DSP will be responsible for the costs of developing and commercializing OCA in its territory.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the license agreement with DSP and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to DSP without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment is being recognized ratably over this period. During the three months ended March 31, 2012 and 2013, the Company recorded revenue of $405,000 (unaudited) and $405,000 (unaudited), respectively, in “Licensing Revenue” in its Consolidated Statement of Operations for the Company’s efforts under the agreement. The Company has not achieved any of the milestones relating to the agreement as of March 31, 2013 and has not recognized any revenue related to such milestones. The Company has determined that each potential future development, regulatory and sales milestone is substantive.

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

Intercept and Servier will jointly support the discovery effort, while Servier alone will be responsible for all costs associated with the global development, regulatory approval and commercialization of any compound selected as a lead candidate by the parties. The Company agreed to reimburse Servier up to a mid-double digit percentage of the total historical development costs incurred by Servier in relation to clinical development activities aimed at achieving regulatory approval in the European Union and the United States if the Company enters into a partnership agreement, or commences development or commercialization activities, with respect to any such compound in the United States. Servier may credit a portion of any reimbursable development costs against any milestone or royalty payments due and payable to the Company by Servier under the research collaboration agreement until all such reimbursable amounts are repaid. During the three months ended March 31, 2012 and 2013, the Company did not reimburse any development costs to Servier nor is it expected that any such costs will be reimbursed during 2013, as no such reimbursable developments costs are planned during the period.

The Company evaluated the research collaboration agreement with Servier and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan during the first year of the agreement and participation on an executive committee and a research and development committee. The Company determined that these performance obligations represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company’s technical expertise and committee participation during the initial 12-month period. The research portion of the collaboration may be extended by mutual agreement by the parties for one or more additional years. In July 2012, the term of the research program was extended until January 31, 2013, on the same financial terms as the existing research program, including the reimbursement by Servier of the full time equivalent costs incurred by the Company in the conduct of the research program, up to a set maximum amount. In February 2013, the research program was further extended until July 31, 2013 on the same financial terms as the existing agreement. The up-front payment was recognized ratably over the estimated 12-month performance period as the research and development and executive committee services were provided. During the three months ended March 31, 2012, the Company recorded revenue of $354,000 related to the Company’s efforts under the Servier arrangement, which was recorded in “Licensing Revenue” in the Company’s Consolidated Statement of Operations. As the up-front payment was fully recognized as of September 30, 2012, no revenue was recorded during the three month period ended March 31, 2013 and no further revenue will be recognized for the up-front payment. The Company determined that each potential future development, regulatory and sales milestone is substantive.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company receives reimbursement from Servier for research services outlined in the agreements in which the Company engaged Professor Pellicciari and TES Pharma SRL (TES) as described below. The Company recognizes this expense reimbursement as a reduction of research and development expenses as the Company is acting as an agent regarding these research activities. All amounts incurred by the Company for research under the Servier agreement during the three months ended March 31, 2013, including the amounts incurred under the related agreements with Professor Pellicciari and TES, were covered under the Servier agreement. At December 31, 2012 and March 31, 2013, the Company recorded $496,000 and $481,000, respectively in prepaid expenses and other assets for amounts due from Servier for such expense reimbursement.

Sponsored Research Agreement (SRA) with the University of Perugia and Professor Pellicciari

The Company is engaged in a sponsored research agreement with the University of Perugia and Professor Roberto Pellicciari, a founder of the Company, to design, synthesize, optimize, scale-up, and develop pharmacologically active ligands for bile acid receptors. Under the SRA, the Company is assigned ownership of any patent and intellectual property rights arising from the research project. The Company paid the University of Perugia €100,000 quarterly commencing July 1, 2006 through 2010 and €100,000 for the fiscal year 2011. In 2012, the Company amended and restated the SRA to extend the term to the end of 2012 and paid the University of Perugia €80,000 during fiscal 2012. The Company recognized expense for the three months ended March 31, 2012 and 2013 of $33,000 and $26,000, respectively. In April 2013, by mutual agreement of the parties, the term of this agreement was extended, effective as of January 1, 2013, until December 31, 2013 on the same financial terms as were previously in effect.

Consulting Agreements with Professor Pellicciari

The Company entered into an amended and restated consulting and intellectual property agreement with Professor Pellicciari on November 1, 2008, which was amended on October 27, 2010. Pursuant to this agreement, as amended, the Company was required to pay Professor Pellicciari €8,000 per month through December 31, 2010 for consulting services. The agreement also required the Company to make a lump sum payment of €172,500 and monthly payments of €12,000 through December 31, 2010 for the assignment of certain intellectual property rights. The Company entered into amended and restated consulting and intellectual property agreements with Professor Pellicciari on January 1, 2011 and January 1, 2012, pursuant to which the Company agreed to pay Professor Pellicciari an aggregate of €100,000 per year for services provided through December 31, 2012 for consulting services and intellectual property rights in relation to OCA, INT-767 and INT-777 product candidates. In April 2013, by mutual agreement of the parties, the term of this agreement was extended, effective as of January 1, 2013, until December 31, 2013 on the same financial terms as were previously in effect.

On August 1, 2011, the Company signed a separate agreement with Professor Pellicciari for consulting services and intellectual property rights related to his services on the TGR5 program and the Servier license, pursuant to which the Company agreed to pay him an aggregate of €150,000 for his services through July 31, 2012. This agreement also provided that Professor Pellicciari will be eligible for a performance bonus of €50,000 based on the results of the research collaboration. The performance bonus is a discretionary bonus based upon the Company’s assessment of the success of the initial work performed under the collaboration, as extended. No such bonus was agreed upon by the parties as of December 31, 2012. In July 2012 and February 2013, by mutual agreement of the parties, the term of this agreement was extended until January 31, 2013 and July 31, 2013, respectively, in conjunction with the extension of the term of the research program with Servier, on the same financial terms as the original consulting agreement with Professor Pellicciari.

The Company recognized expense related to these agreements for the three months ended March 31, 2012 and 2013 of $85,000, and $82,000, respectively.

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

The Company incurred charges related to this agreement for the three months ended March 31, 2012 and 2013 of $337,000 and $333,000, respectively.

National Institute of Diabetes and Digestive and Kidney Disease Institute (NIDDK)

In 2010, the Company contracted with the NIDDK of the National Institute of Health to research the effects of OCA for the treatment of patients with NASH in a Phase 2b clinical trial called the FLINT trial. Under the contract with the NIDDK, the Company made a milestone payment of $1.0 million in June 2012 following notification in June 2012 that the FLINT trial will continue based upon the results of a blinded interim analysis and a payment of $1.25 million following the completion of enrollment in the trial in November 2012. The Company does not have any additional contractual payments remaining.

WIL Research Laboratories, LLC (WIL)

On October 2, 2007, the Company entered into a master laboratory services agreement with WIL Research Laboratories, LLC to perform certain research and laboratory services. The agreement was amended in October 2011. The agreement has a term ending on October 2, 2013, and automatically extends for successive one year periods, unless either party gives written notice to the other party at least 60 days prior to the end of the current term. Either the Company or WIL may terminate the agreement upon 90 days written notice. However, if a work order pertaining to the ongoing studies is outstanding, WIL may not terminate the agreement with 90 days written notice until the work order has been completed or otherwise terminated.

On November 16, 2011, the Company finalized two work orders with WIL for FDA-required studies in mice and rats to investigate the presence or absence of carcinogenic potential of OCA. The Company agreed to pay an aggregate of $4.0 million for the studies, consisting of a combination of quarterly installment payments of approximately $300,000 and milestone payments totaling approximately $400,000 upon delivery of final result reports. If additional costs are incurred beyond the amounts specified in the work orders, the Company agreed to pay such reasonable additional costs upon receipt of proper invoice. The Company anticipates that all the studies will continue through completion, all milestones will be satisfied and that it will pay to WIL $4.0 million under this agreement. The Company recognized expense related to these contracts and other work orders for the three months ended March 31, 2012 and 2013 of $446,500 and $315,000, respectively.

3.	Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2012 and March 31, 2013:

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$45,512	$—	$—	$45,512
Investment Securities:
Commercial paper	12,971	10	(15)	12,966
Corporate debt securities	41,866	7	(23)	41,850
U.S. government and agency securities	9,861	4	—	9,865
Total investments	64,698	21	(38)	64,681
Total cash, cash equivalents and investments	$110,210	$21	$(38)	$110,193

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$31,711	$—	$—	$31,711
Investment Securities:
Commercial paper	14,980	1	(6)	14,975
Corporate debt securities	45,651	10	(15)	45,646
U.S. government and agency securities	11,804	6	—	11,810
Certificate of deposit	78	—	—	78
Total investments	72,513	17	(21)	72,509
Total cash, cash equivalents and investments	$104,224	17	(21)	104,220

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments aggregated by investment category and length of time that individual securities have been in the position:

	As of December 31, 2012
	Less than 12 months
	Fair Value	Gross Unrealized Holding Losses
	(In thousands)
Commercial paper	$10,461	$(15)
Corporate debt securities	29,834	(23)
Total available-for-sale securities	$40,295	$(38)

	As of March 31, 2013
	Less than 12 months
	Fair Value	Gross Unrealized Holding Losses
	(In thousands)
Commercial paper	$11,978	$(6)
Corporate debt securities	31,285	(15)
Total available-for-sale securities	$43,263	$(21)

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	March 31,
	2012	2013
	(In thousands)
Prepaid expenses	$970	$1,063
Contract receivable	496	481
Certificates of deposit	77	—
Refundable tax credits	42	28
Prepaid expenses and other current assets	$1,585	$1,572

5.	Fixed Assets, Net

Fixed assets, net consisted of the following:

	December 31,	March 31,
	2012	2013
	(In thousands)
Office equipment	$357	$362
Leasehold improvements	178	178
Furniture and fixtures under capitalized lease	157	157
Furniture and fixtures	121	125
Subtotal fixed assets	813	822
Less: accumulated depreciation and amortization	(664)	(687)
Fixed assets, net	$149	$135

Depreciation and amortization expense for the three months ended March 31, 2012 and 2013 was $74,000 and $23,000, respectively.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	December 31,	March 31,
	2012	2013
	(In thousands)
Accounts payable	$1,180	$1,341
Accrued employee compensation	1,335	516
Accrued contracted services and other	1,231	1,369
Accounts payable, accrued expenses and other liabilities	$3,746	$3,226

7.	Income Taxes

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

The deferred tax asset or liability represents future tax return consequences of those differences, which will be taxable when the assets and liabilities are recovered or settled. The provision for income taxes may differ from the actual expense that would result from applying the federal statutory rate to income before taxes because certain expenses for financial reporting purposes are not deductible for tax purposes. At December 31, 2012 and March 31, 2013, the Company had available net operating loss carryforwards to reduce future taxable income of approximately $70.2 million and $75.5 million, respectively, for tax reporting purposes. These carryforwards expire between 2024 and 2032. The ability of the Company to utilize its net operating losses in future years is subject to limitation in accordance with provisions of Section 382 of the Internal Revenue Code due to previous ownership changes; however, these changes have not resulted in material limitations to the Company’s ability to utilize the net operating losses. The Company’s combined federal, state and city deferred tax asset of approximately $42.1 million and $45.1 million at December 31, 2012 and March 31, 2013, respectively, resulted from the tax effects of net operating losses and differences between the book and tax bases for the share-based compensation and depreciation. The Company does not have any deferred tax liabilities. Since the Company has not yet achieved sustained profitable operations, management believes its deferred tax assets do not satisfy the more-likely-than-not realization criteria and has provided an allowance for the full amount of the tax asset. As a result, the Company has not recorded any income tax benefit since its inception.

8.	Warrants to Purchase Common Stock

In conjunction with various financing transactions, the Company issued warrants to purchase the Company’s common stock. Certain of the warrants include a provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices and the remaining warrants contain a provision that require the underlying shares to be registered upon an IPO. These warrants are deemed to be derivative instruments and as such, are recorded as a liability and are marked-to-market at each reporting period. The Company estimates the fair values of the warrants at each reporting period using a Black-Scholes option-pricing model. Management concluded, under the Company’s facts and circumstances, that the estimated fair values of the warrants using the Black-Scholes option-pricing model approximates, in all material respects, estimates the values determined using a binomial valuation model. The estimates in the Black-Scholes option-pricing model and the binomial valuation model are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. Changes in the fair value of the common stock warrant liability from the prior period are recorded as a component of other income and expense.

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

As of March 31, 2013, the Company had outstanding warrants to purchase a total of 1,042,985 shares of its common stock, at a weighted average exercise price of $9.76 per share. Of these warrants, 55,339 expire in May 2013; 102,656 expire in October 2013; 19,609 expire in May 2014; and 865,381 expire in January 2015, in each case if not exercised. All of these warrants are “in the money” based on the market price of our common stock as of March 31, 2013.

9.	Fair Value Measurements

The carrying amounts of the Company’s receivables and payables approximate their fair value due to their short maturities.

Accounting principles provide guidance for using fair value to measure assets and liabilities. The guidance includes a three level hierarchy of valuation techniques used to measure fair value, defined as follows:

•	Unadjusted Quoted Prices — The fair value of an asset or liability is based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1).

•	Pricing Models with Significant Observable Inputs — The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction (Level 2).

•	Pricing Models with Significant Unobservable Inputs — The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market (Level 3).

Financial assets and liabilities, carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)

December 31, 2012
Assets:
Money market funds	$24,862	$24,862	$—	$—
Available for sale securities:
Commercial paper	$12,966	$—	$12,966	$—
Corporate debt securities	41,850	—	41,850	—
U.S. government and agency securities	9,865	—	9,865	—
Total assets:	$89,543	$24,862	$64,681	$—

Liabilities:
Warrants to purchase common stock	$(30,359)	$—	$—	$(30,359)
Total liabilities	$(30,359)	$—	$—	$(30,359)

March 31, 2013
Assets:
Money market funds	$17,352	$17,352	$—	$—
Available for sale securities:
Commercial paper	$14,975	$—	$14,975	$—
Corporate debt securities	45,646	—	45,646	—
U.S. government and agency securities	11,809	—	11,809	—
Certificate of deposit	78	—	78	—
Total assets:	$89,860	$17,352	$72,508	$—

Liabilities:
Warrants to purchase common stock	$(30,413)	$—	$—	(30,413)
Total liabilities	$(30,413)	$—	$—	$(30,413)

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities, U.S. government and agency securities and certificates of deposit) as of March 31, 2013, by contractual maturity, are as follows:

Fair Value
(In thousands)
Due in one year or less	$47,180
Due after one year through 2 years	25,329
Total investments in debt securities	$72,509

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

In October 2012, the Company completed the initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold an aggregate of 5,750,000 shares of common stock under the registration statement at a public offering price of $15.00 per share. Net proceeds were approximately $78.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of the Company’s preferred stock (described below) were converted into 7,403,817 shares of common stock. Additionally, upon completion of the IPO, the Company is now authorized to issue 25,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share.

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

Preferred Stock

In May 2008, to effectuate the sale of Series A preferred stock, the Company amended and restated its Certificate of Incorporation in its entirety to increase the number of shares of preferred stock it was authorized to issue to 13,888,889 shares and to designate such shares as Series A preferred stock. In May 2008, 13,888,889 shares of Series A preferred stock were sold to Genextra, S.p.A. for net proceeds of $24.3 million, after $749,000 in related offering costs. In connection with this financing, the Company issued warrants with a five-year term to purchase 108,169 shares of common stock at $10.40 per share to the placement agent.

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

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2012, the Company’s board of directors and stockholders approved the 2012 Equity Incentive Plan (2012 Plan), which became effective upon the pricing of the Company’s IPO in October 2012. The 2012 Plan will expire on September 13, 2022. Under the 2012 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. On January 1, 2013, the numbers of shares reserved for issuance under the 2012 Plan was increased by 661,075 shares as a result of the automatic increase in shares reserved pursuant to the terms thereof. As of March 31, 2013, there were 878,174 shares of common stock authorized for issuance under the 2012 Plan (including the 555,843 shares of common stock that were added from the 2003 Plan, plus such additional shares as are forfeited or canceled under the 2003 Plan).

The following table summarizes stock option activity during the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2012	1,526,150	$10.67
Granted	130,000	37.69
Exercised	(8,652)	10.11
Forfeited	(1,589)	8.67
Outstanding, March 31, 2013	1,645,909	$12.81

Exercisable, March 31, 2013	1,184,273	$9.64

On November 16, 2012, the Company granted to employees and directors restricted stock units (“RSUs”) for 173,592 shares of common stock under the 2012 Plan. As of March 31, 2013 none of the RSUs were vested.

12.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2012	2013
	(In thousands, except share and per share amounts)
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(3,430)	$(10,210)
Denominator:
Weighted average shares outstanding, basic and diluted	3,329,666	16,558,297
Net loss per share, basic and diluted	$(1.03)	$(0.62)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	As of March 31,
	2012	2013
	(In thousands)

Shares issuable upon conversion of preferred stock	4,808	—
Shares issuable pursuant to accumulated preferred stock dividend	1,045	—
Options	1,309	1,646
Warrants to purchase common stock	1,233	1,043
Restricted stock units	—	176
Total	8,395	2,865

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic liver diseases utilizing our proprietary bile acid chemistry. Our product candidates have the potential to treat orphan and more prevalent liver diseases for which there currently are limited therapeutic solutions.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception through March 31, 2013, we have funded our operations primarily through the private and public sales of preferred stock, common stock, convertible notes and warrants to purchase common stock totaling $181.5 million (net of issuance costs of $9.9 million), including $29.7 in net proceeds from our Series C financing in August 2012 and $78.7 million in net proceeds from our initial public offering, or IPO, in October 2012, and through the receipt of $16.4 million of up-front payments under our collaborative agreements.

On October 16, 2012, we completed the IPO pursuant to a registration statement on Form S-1. In the IPO, we sold an aggregate of 5,750,000 shares of common stock under the registration statement at a public offering price of $15.00 per share. Net proceeds were approximately $78.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of our preferred stock were converted into 7,403,817 shares of common stock.

We have incurred net losses in each year since our inception in 2002. Our net losses were approximately $2.7 million and $10.2 million for the three months ended March 31, 2012 and 2013, respectively. As of March 31, 2013, we had an accumulated deficit of approximately $128.4 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and the mark-to-market of our liability-classified warrants.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	complete the development of our lead product candidate, obeticholic acid, or OCA, for the treatment of primary biliary cirrhosis, or PBC;

•	seek to obtain regulatory approvals for OCA;

•	outsource the commercial manufacturing of OCA for any indications for which we receive regulatory approval;

•	engage in activities relating to the sales, marketing and distribution of OCA for any indications for which we may receive regulatory approval;

•	continue our research and development efforts with our preclinical development compounds, such as INT-767 and INT-777;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and

•	operate as a public company.

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

Recent Developments

Analysis of Data from Global Primary Biliary Cirrhosis Study Group

We are sponsoring an independent study currently involving a group of 15 academic medical centers from eight countries, collectively known as the Global PBC Study Group, or the Study Group, that are pooling their historical patient data to investigate the relationship between biochemical indicators of liver function and clinical outcomes in primary biliary cirrhosis. The data collection and analysis is being conducted independently at Erasmus University Medical Centre in Rotterdam, The Netherlands. We anticipate final data from at least 4,000 patients will be collected and analyzed as part of the study.

In April 2013, the Study Group presented an analysis of data from over 2,100 PBC patients, among whom 981 patients would have met one of the entry criteria for our ongoing Phase 3 POISE trial of having an alkaline phosphatase, or ALP, level exceeding 1.67 times upper limit normal, or ULN, and/or an abnormal bilirubin level. We believe that the analysis of this subgroup of patients from the Study Group further substantiates the primary endpoint used in POISE as being strongly predictive of adverse clinical outcomes such as liver transplant and death in PBC patients.

The data (Figure 1) show that after one year of ursodiol therapy 58.7% of this subgroup of PBC patients (n=576/981) had an inadequate therapeutic response to ursodiol as defined by having failed to meet an endpoint identical to the primary endpoint in our ongoing POISE trial, or the POISE endpoint. The POISE endpoint is defined as the achievement of both an ALP level of less than 1.67 times ULN (with a minimum 15% reduction from baseline) together with a normal bilirubin level. In the ursodiol non-responder group, 30.0% of patients went on to require a liver transplant or die (n=173/576) as compared to 12.6% of patients in the ursodiol responder group (n=51/405), reflecting a 2.4-fold higher event rate for the ursodiol non-responders (p=4.5x10E-10).

In order to censor out deaths due to causes other than PBC-associated liver failure, the Study Group analyzed younger subgroups of patients who were under 65 years old (n=789) and under 60 years old (n=666) at the time they initiated ursodiol therapy (Figures 2 and 3) and also would have met the POISE trial entry criteria. In the under 65 subgroup, after one year of ursodiol therapy, 60.5% of patients (n=477/789) failed to meet the POISE endpoint and 28.9% of these patients went on to require a liver transplant or die (n=138/477) as compared to 8.7% of patients in the ursodiol responder group (n=27/312), reflecting a 3.3-fold higher event rate for the ursodiol non-responders (p=1x10E-7). In the under 60 subgroup, after one year of ursodiol therapy, 61.3% of patients (n=408/666) failed to meet the POISE endpoint and 26.2% of these patients went on to require a liver transplant or die (n=107/408) as compared to 7.4% of patients in the ursodiol responder group (n=19/258), reflecting a 3.6-fold higher event rate for the ursodiol non-responders (p=1x10E-7).

The event rate among the ursodiol responders in the under 65 and under 60 subgroups was, respectively, 30.9% and 41.3% lower than the event rate of the ursodiol responder group in the overall ursodiol-treated patient cohort that included older patients. We believe that this difference is likely due to the greater exclusion of mortality unrelated to PBC in the younger ursodiol-treated patient subgroups, resulting in even greater differentiation of the ursodiol responder and non-responder groups.

The following figures show the results of the analyses conducted by the Study Group as described above.

Figure 1 - All Ursodiol-Treated Patients Meeting POISE Entry Criteria (p=4.5x10E-10)

Figure 2 – Ursodiol-Treated Patients Meeting POISE Entry Criteria Under 65 Years of Age (p=1x10E-7)

Figure 3 – Ursodiol-Treated Patients Meeting POISE Entry Criteria Under 60 Years of Age (p=1x10E-7)

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of products. All our revenue has been derived from our collaborative agreements for the development and commercialization of certain of our product candidates. In March 2011, we entered into an exclusive licensing agreement with DSP for the development of OCA in Japan and China. Under the terms of the agreement, we received an up-front payment of $15.0 million and may be eligible to receive up to approximately $300 million in additional payments for development, regulatory and commercial sales milestones for OCA in Japan and China. In August 2011, we entered into a collaboration agreement with Servier for the discovery, research and development of bile acid-derived agonists, or substances that bind to receptors of cells and trigger responses by those cells, for a dedicated bile acid receptor called TGR5. Under the terms of the agreement, we received an up-front payment from Servier of $1.4 million. Servier may be required to pay us up to an aggregate amount of approximately €108 million (approximately $138 million as of March 31, 2013) upon the achievement of specified development, regulatory and commercial sale milestones, as well as royalties on sales, based on the successful outcome of the collaboration. For accounting purposes, the up-front payments from both transactions are recorded as deferred revenue and amortized over time. Through March 31, 2013, we recognized $4.7 million in license revenue for the relevant amortization of the two up-front payments and have not received any milestone payments related to these agreements. As the Servier up-front payment has been fully recognized as of the third quarter of 2012, no further revenue will be recognized in respect of such payment. We anticipate that we will recognize revenue of approximately $1.6 million per year through 2020, the expected end of the development period, for the amortization of the up-front payment from DSP.

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

From inception through March 31, 2013, we have incurred approximately $76.3 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of OCA for the treatment of PBC and other indications and to further advance the development of our other product candidates, subject to the availability of additional funding.

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. We have been developing OCA and other agonists of the farnesoid X receptor, or FXR, as well as TGR5 agonists, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Personnel costs” and “Indirect research and development expense” in the table below.

	Three Months Ended March 31,
	2012	2013
	(In thousands)
Direct research and development expense by program:
OCA	$1,943	$2,845
INT-767	—	85
INT-777	12	44
Total direct research and development expense	1,955	2,974
Personnel costs (1)	943	1,728
Indirect research and development expense	162	130
Total research and development expense	$3,060	$4,832

(1)	Personnel costs include stock options and RSUs granted to employees and non-employees with an associated stock-based compensation expense of $154,000 and $709,000 for the three months ended March 31, 2012 and 2013, respectively.

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

OCA

The majority of our research and development resources are focused on our Phase 3 clinical trial in patients with PBC, or POISE trial, and our other planned clinical and non-clinical studies and other work needed to submit OCA for the treatment of PBC for regulatory approval in the United States and Europe. We have incurred, and expect to continue to incur, significant expense in connection with these efforts, including:

•	In January 2012, we initiated enrollment in our POISE trial, a Phase 3 clinical trial in patients with PBC, and we completed patient enrollment in December 2012. We currently expect results from the trial to be available in the second quarter of 2014. Patients who complete twelve months of treatment will be eligible to continue in an open label safety extension trial for five years. In March 2013, we enrolled our first patient into the long-term safety extension phase of our POISE trial.

•	We continue to treat PBC patients from our Phase 2 trial with OCA as a monotherapy in a long-term safety extension trial. As of April 30, 2013, there were 19 patients being followed in this trial and we anticipate the trial to continue through 2015.

•	We are currently dosing both mice and rats to investigate the carcinogenic potential of OCA. We anticipate dosing will be completed in the first quarter of 2014.

•	We plan to initiate a Phase 2 clinical trial evaluating the potential effects and clinical significance of OCA on the lipid profile of patients with PBC, a Phase 1 clinical trial in healthy volunteers to evaluate the effect of OCA on the heart’s electrical cycle, known as the QT interval, and additional Phase 1 clinical trials in 2013.

•	We have contracted with third-party manufacturers to produce the quantities of OCA needed for regulatory approval as well as the necessary supplies for our other contemplated trials.

In addition, we are evaluating OCA in other chronic liver and other diseases. In connection with these efforts, we have incurred significant expenses relating to our agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, for milestones related to the FLINT trial, a Phase 2b clinical trial in patients with nonalcoholic steatohepatitis, or NASH. These expenses include $1.0 million that was paid in June 2012 and an additional $1.25 million that was paid in connection with the full enrollment of the FLINT trial, which occurred on November 12, 2012. No further payments remain under the contract.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, operational, finance and human resources functions. General and administrative expense includes stock-based compensation expense of $238,000 and $898,000 for the three month periods ending March 31, 2012 and 2013, respectively. Other significant general and administrative expenses include allocation of facilities costs, professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents.

Our general and administrative expenses have increased and will continue to increase as we operate as a public company and due to activities related to the potential commercialization of our product candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also incurred and will continue to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

Other Income, Net

Other income consists of interest income earned on our cash, cash equivalents and investment securities, offset by interest expense pertaining to equipment previously under a capitalized lease. This capitalized lease matured in 2012 and, as such, we will no longer be subject to the interest expense under this capitalized lease. We expect interest income to increase in future periods as we invest the proceeds from our preferred stock financings and initial public offering.

Revaluation of Warrants

In conjunction with various financing transactions, we issued warrants to purchase shares of our common stock. Certain of the warrants include a provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the applicable per share warrant exercise price. The warrants containing this provision are deemed to be derivative instruments and as such, are recorded as a liability and marked-to-market at each reporting period. Our remaining warrants include a provision that requires the shares underlying the warrants to be registered upon the completion of an initial public offering. As a result, these warrants were reclassified as a liability as of the date of our initial public offering and are also marked-to-market at each reporting date since the offering. The fair value estimates of these warrants are determined using a Black-Scholes option-pricing model and are based, in part, on subjective assumptions and could differ materially in the future. Non-cash changes in the fair value of the common stock warrant liability from the prior period is recorded as a component of other income and expense. We will continue to adjust the fair value of the common stock warrant liability at the end of each reporting period for changes in fair values until the earlier of the exercise or expiration of the applicable common stock warrants or until such time that the warrants are no longer determined to be derivative instruments. Because our common stock is publicly traded, these fluctuations are expected to increase or decrease significantly based on changes in the price of our common stock.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and the Three Months Ended March 31, 2013

The following table summarizes our results of operations for each of the three months ended March 31, 2012 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar Change	% Change
	2012	2013
	(In thousands)
Licensing revenue	$759	$405	$(354)	(46.6)%
Operating expenses:
Research and development	3,060	4,832	1,772	57.9%
General and administrative	1,059	2,397	1,338	126.3%
Loss from operations	(3,360)	(6,824)	(3,464)	103.1%
Warrant revaluation income (expense)	678	(3,683)	(4,361)	*
Other income, net	2	296	294	*
Net loss	$(2,680)	$(10,211)	$(7,531)	*

*	Not meaningful or not calculable.

Licensing Revenue

Licensing revenue was $759,000 and $405,000 for the three months ended March 31, 2012 and 2013, respectively, resulting from the amortization of the up-front payments from the collaboration agreements entered into with DSP and Servier in 2011. The revenue for the three months ended March 31, 2013 is solely related to the DSP collaboration agreement. As the Servier up-front payment was fully recognized as of the third quarter of 2012, no further revenue will be recognized in respect of such payments.

Research and Development Expenses

Research and development expenses were $3.1 million and $4.8 million for the three months ended March 31, 2012 and 2013, respectively, representing an increase of $1.8 million or 57.9%. This increase in research and development expense primarily reflects:

•	increased stock–based compensation expense of approximately $555,000;

•	increased direct development expense for our Phase 3 POISE trial of approximately $423,000;

•	an increase in personnel on our development team to manage the increased activities around our development program for OCA, resulting in increased cash compensation expense of approximately $218,000 and associated overhead of approximately $22,000;

•	increased costs to validate an additional manufacturer of OCA and to manufacture our initial starting materials and clinical trial supplies of approximately $181,000;

•	increased direct development expense for reproduction toxicology studies of approximately $122,000;

•	increased costs for the preparation of our anticipated NDA and MAA filings of approximately $107,000; and

•	increased costs associated with INT-767 IND enabling studies of approximately $85,000.

General and Administrative Expenses

General and administrative expenses were $1.1 million and $2.4 million in the three months ended March 31, 2012 and 2013, respectively. The $1.3 million increase primarily reflects:

•	An increase in stock-based compensation expense of approximately $660,000;

•	an increase in personnel to manage the increased activities due to our operating as a public company, resulting in increased cash compensation expense of approximately $157,000 and associated overhead of approximately $27,000;

•	an increase in directors’ and officers’ insurance of approximately $129,000;

•	an increase in expenses related to compensation consulting of approximately $106,000;

•	an increase in expenses related to the preparation and filing of our annual financial statements of approximately $88,000; and

•	an increase in legal and security listing expenses of $170,000 to support our public company operations, offset by a decrease in patent fees of approximately $48,000.

Other Income, Net

Other income, net was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of the proceeds from our Series C preferred stock financing in August 2012 and our IPO in October 2012.

Revaluation of Warrants

Our outstanding warrants are deemed to be derivative instruments that require liability classification and mark-to-market accounting. As such, at the end of each reporting period, the fair values of the warrants were determined by us using a Black-Scholes option-pricing model, resulting in the recognition of a gain of $678,000 and a loss of $3.7 million for the three months ended March 31, 2012 and 2013, respectively. These fluctuations in value were primarily due to the declines in the estimated life of the warrants and changes in volatility of the shares of common stock underlying the warrants. For the three months ended March 31, 2013, the fair value was also affected by the increase in the price of the common stock underlying the warrants. Because our common stock is publicly traded, these fluctuations are expected to increase or decrease significantly based on changes in the price of our common stock.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in September 2002 and, as of March 31, 2013, we had an accumulated deficit of $128.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Since our inception, we have funded our operations principally with $181.5 million (net of issuance costs of $9.9 million) from the sale of common stock, preferred stock, convertible notes and warrants, including $29.7 in net proceeds from our Series C financing in August 2012 and $78.7 million in net proceeds from our initial public offering in October 2012, and the receipt of $16.4 million in up-front payments under our licensing and collaboration agreements with DSP and Servier. As of March 31, 2013, we had cash, cash equivalents and investment securities of approximately $104.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2012	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$(3,893)	$(5,636)
Investing activities	(24)	(8,252)
Financing activities	(58)	87
Effect of exchange rate changes	13	-
Net decrease in cash and cash equivalents	$(3,962)	$(13,801)

Operating Activities.  Net cash used in operating activities of $3.9 million during the three month period ended March 31, 2012 was primarily a result of our $2.7 million net loss, partially offset by non-cash items consisting of stock-based compensation of $392,000, warrant liability revaluation income of $678,000 and net changes in operating assets and liabilities of $1.0 million. The change in operating assets and liabilities include an increase in prepaid expenses and other current assets of $232,000 and a decrease in deferred revenue of $759,000. The decrease in deferred revenue is due to the recognition of a portion of the up-front license payments received as part of our license agreements with DSP and Servier. Net cash used in operating activities of $5.6 million during the three months ended March 31, 2013 was primarily a result of our $10.2 million net loss, offset by the add-back of non-cash expenses of $1.6 million for stock-based compensation and $3.7 million for warrant liability revaluation.

Investing Activities.  Net cash used in investing activities during the three months ended March 31, 2013 is primarily related to the investment of our available operating capital in marketable securities, which increased compared to the prior year period as a result of the proceeds from our Series C preferred stock financing in August 2012 and our IPO in October 2012.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, short-term investments and anticipated funding under our DSP and Servier collaborations will enable us to fund our operating expenses and capital expenditure requirements through mid-2015. This estimate reflects our ongoing POISE trial; nonclinical studies and clinical trials to support our planned regulatory submissions for OCA in PBC; and anticipated pre-commercial activities for OCA in PBC. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of our POISE trial, and the clinical development of OCA for other potential indications;

•	the willingness of the FDA and the European Medicines Agency, or EMA, to accept our POISE trial, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of OCA for PBC;

•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial, reporting and security systems; and

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

Contractual Obligations and Commitments

Other than as described below, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

In April 2013, we extended our sponsored research agreement with the University of Perugia to research and develop improvements to the process for synthesizing and supplying gram scale reference standard quantities of OCA, INT-767 and INT-777 and the related consulting and intellectual property agreement with Professor Roberto Pellicciari. Each of the extensions became effective as of January 1, 2013 and the University of Perugia and Professor Pellicciari will continue to provide services under their respective agreements until December 31, 2013. During the extension period, we are required to pay the University of Perugia and Professor Pellicciari an aggregate of €80,000 and €100,000, respectively.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under rules of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates and there have been no material changes since our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2013, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 1A.	Risk Factors.

Other than as discussed below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2012. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K.

Risks Relating to Owning Our Common Stock

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock quoted on the NASDAQ Global Market.

The trading market in our common stock is substantially less liquid than the average trading market for companies quoted on the NASDAQ Global Market. The quotation of our common stock on the NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of May 1, 2013, approximately 58.0% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities (other than FMR LLC and its affiliates) and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our share price may be volatile, which could subject us to securities class action litigation and result in substantial losses to our stockholders.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in October 2012, the price of our common stock on the NASDAQ Global Market has ranged from $17.96 per share to $42.67 per share. In addition to the factors discussed in this “Risk Factors” section and in our Annual Report on Form 10-K, these factors include:

•	adverse results or delays in our clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an IND, NDA, MAA or comparable submission for any of our future product candidates and any adverse development or perceived adverse development with respect to the regulatory review of such submission;

•	failure to successfully develop and commercialize OCA and any of our future product candidates;

•	failure to maintain our existing strategic alliances or enter into new alliances;

•	failure of our strategic alliance partners to elect to develop and commercialize product candidates under our alliance agreements or the termination of any programs under our alliance agreements;

•	inability to obtain adequate product supply for OCA and our future product candidates or the inability to do so at acceptable prices;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our products or our competitors’ products;

•	changes in laws or regulations applicable to our future products;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	competition from existing products or new products that may emerge;

•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	additions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	significant lawsuits, including patent or stockholder litigation;

•	sales of our common stock by us, our insiders or our other stockholders;

•	failure to adopt appropriate information security systems;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations may negatively impact the market price of shares of our common stock, regardless of our actual operating performance. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, our stockholders could incur substantial losses.

We have a significant stockholder, which will limit your ability to influence corporate matters and may give rise to conflicts of interest.

Genextra S.p.A., together with its affiliates, whom we refer to collectively as Genextra, is our largest stockholder. As of May 1, 2013, Genextra owned 7,187,217 shares of our common stock and warrants to purchase an additional 865,381 shares of our common stock. The shares of common stock owned by Genextra represented approximately 42.8% of our outstanding common stock. Accordingly, Genextra exerts significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors, amendments to our organizational documents, such as increases in our authorized shares of common stock, and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire. In addition, if Genextra obtains a majority of our common stock, Genextra would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Genextra would be able to control the election of directors, amendments to our organizational documents and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. In addition, if Genextra obtains a majority of our common stock, we would be deemed a “controlled company” for purposes of NASDAQ listing requirements. Under NASDAQ rules, a “controlled company” may elect not to comply with certain NASDAQ corporate governance requirements, including (i) the requirement that a majority of our board of directors consist of independent directors, (ii) the requirement that the compensation of our officers be determined or recommended to the board by a majority of independent directors or a compensation committee that is composed entirely of independent directors, and (iii) the requirement that director nominees be selected or recommended to the board by a majority of independent directors or a nominating committee that is composed of entirely independent directors.

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

In addition, laws, regulations and standards applicable to public companies relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. For example, the NASDAQ Stock Market recently proposed rules that would require listed companies to maintain an internal audit function. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In connection with our initial public offering, we increased our directors’ and officers’ insurance coverage, which increased our insurance cost. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

A significant portion of our total outstanding shares of common stock is restricted from resale. The sale of these shares could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

As of May 1, 2013, we had 16,805,107 shares of common stock outstanding. Of these shares, an aggregate of 9,747,637 shares of our common stock, or 58.0% of our outstanding shares, were held by our officers, directors, beneficial owners of 5% or more of our securities (other than FMR LLC and its affiliates) and their respective affiliates, which may be sold subject to Rule 144. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

In addition, as of May 1, 2013, holders of an aggregate of 10,548,404 shares of our common stock, including shares underlying warrants of such holders, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all 2,712,103 shares of common stock that we may issue under our equity compensation plans and, as such, they can be freely sold in the public market upon issuance and once vested. Any sales of securities by these stockholders, option holders and warrant holders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2012 Equity Incentive Plan, or the 2012 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of May 1, 2013, we had outstanding options to purchase 1,551,493 shares and restricted stock units for 141,360 shares of common stock. Furthermore, as of such date, 889,621 were reserved for future issuance under the 2012 Plan. Sales of shares granted under our equity incentive plans or upon exercise of warrants may result in material dilution to our existing stockholders, which could cause our share price to fall.

The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In April 2013, we registered the 661,075 additional shares of common stock that were added to the 2012 Plan on January 1, 2013 under this provision. We plan to register the increased number of shares available for issuance under the 2012 Plan each year. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

As of December 31, 2012 and March 31, 2013, we had federal net operating loss carryforwards, or NOLs, of $70.2 million and $75.5 million, respectively, which expire from 2024 through 2032. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have assessed whether one or more ownership changes as defined under Section 382 have occurred since our inception and have determined that there have been at least two such changes. Accordingly, although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the three months ended March 31, 2013 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1 and March 31, 2013, we issued an aggregate of 98,427 shares of common stock upon exercise of previously issued and outstanding warrants to purchase common stock, all of which were issued upon the cashless exercise of such warrants. No underwriters were involved in the foregoing sales of securities. The securities described above were issued and sold in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. Each of the purchasers in these transactions represented to us in connection with its purchase that it was acquiring the securities for investment and not for distribution and that it could bear the risks of the investment. Each purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from registration.

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

As of March 31, 2013, the net proceeds from the offering were invested in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities and U.S. government securities. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Amended and Restated Employment Agreements

On May 14, 2013, we entered into amended and restated employment agreements with Mark Pruzanski, President and Chief Executive Officer, David Shapiro, Chief Medical Officer and Executive Vice President—Development, Barbara Duncan, Chief Financial Officer, and Daniel Regan, Chief Commercial Officer, and entered into an amended and restated consulting agreement with Luciano Adorini, Chief Scientific Officer. A copy of each of the amended and restated agreements are filed as exhibits to this Form 10-Q, and are incorporated by reference herein.

Descriptions of the employment agreements of Dr. Pruzanski, Dr. Shapiro and Ms. Duncan, our named executive officers, are set forth below. The following descriptions are qualified in their entirety by reference to the amended and restated employment agreements filed herewith.

Mark Pruzanski, M.D. On May 14, 2013, we entered into an amended and restated employment agreement with Dr. Pruzanski, our President and Chief Executive Officer. His employment agreement provides for an initial term of one year with automatic renewals each year thereafter unless terminated by either us or Dr. Pruzanski. Dr. Pruzanski’s base salary, effective as of April 1, 2013, is set at $500,000 per year, subject to annual review and increase (but not decrease), as determined by our board of directors or the compensation committee. Dr. Pruzanski’s employment agreement also provides that he is eligible to receive an annual bonus payment of up to 50% of his annual base salary, based on achievement of certain performance milestones identified by our board of directors in consultation with Dr. Pruzanski.

Dr. Pruzanski is also eligible to participate in our group benefits programs, including but not limited to medical, disability and life insurance, vacation and retirement plans, and a 401(k) plan sponsored by us. We have agreed to pay 100% of the health insurance premiums of Dr. Pruzanski and his spouse and other dependents and an annual life insurance premium of $10,000. During 2012, although we paid the premium for Dr. Pruzanski’s participation in our group life insurance policy, which is available generally to all employees, we did not purchase or pay premiums for any individual life insurance policy for Dr. Pruzanski. We are also required to purchase short-term and long-term disability policies insuring at least 60% of Dr. Pruzanski’s base salary.

If Dr. Pruzanski terminates his employment with us or we terminate his employment for any reason, in addition to payment of accrued compensation and benefits, Dr. Pruzanski will be entitled to an amount equal to his target bonus for the prior year, if unpaid, and the prorated portion of his target bonus for the year in which his termination occurs.

In the event we do not renew Dr. Pruzanski’s employment at the end of the employment term, Dr. Pruzanski is terminated by us without cause, as defined in the employment agreement, or he resigns with good reason, as defined in the employment agreement, Dr. Pruzanski will be entitled to receive (i) 12 months of his base salary payable according to our company’s payroll, (ii) a lump sum payment equal to the mean bonus earned by him during the prior three years (such payment shall be in lieu of the prorated bonus payment for the year in which the termination occurs described above) and (iii) continuation of participation in our group health and/or dental plan and the payment of his premiums for 12 months from the date of termination (or the cost of COBRA coverage for such period) for Dr. Pruzanski, his spouse and any dependents covered under our group health and/or dental plan prior to termination.

In the event that Dr. Pruzanski does not renew his employment at the end of the employment term, is terminated for cause, is terminated due to death or disability, or he terminates his employment without good reason, Dr. Pruzanski will not be entitled to any severance benefits except as otherwise described below or mutually agreed upon in writing. If Dr. Pruzanski is terminated due to disability, he is entitled to (i) 12 months of base salary payable according to our company’s payroll, so long as he is not eligible to participate in a company-sponsored short-term and long-term disability plans that provide for benefits of at least 60% of base salary, and (ii) continued participation in our group health and/or dental plan and the payment of his premiums for 12 months following the date of termination (or the cost of COBRA coverage for such period) for Dr. Pruzanski, his spouse and any dependents covered under our group health and/or dental plan prior to termination.

If we do not renew Dr. Pruzanski’s employment at the end of the employment term, Dr. Pruzanski is terminated by us without cause, he resigns with good reason or Dr. Pruzanski is terminated due to his death or disability, all of Dr. Pruzanski’s stock options and equity awards granted after the date of his employment agreement will vest immediately and his stock options will be exercisable for three years from the effective date of termination. In the event that Dr. Pruzanski does not renew his employment at the end of the employment term, Dr. Pruzanski is terminated for cause or he terminates his employment without good reason, all of his unvested equity awards and stock options will immediately be forfeited and all of his vested stock options will be exercisable for three years from the effective date of termination. The above provisions in Dr. Pruzanski’s employment agreement relating to the vesting of equity awards are in addition to the vesting provisions contained in our equity incentive plans.

In the event of the termination of Dr. Pruzanski’s employment in anticipation of, and/or within three months before or 12 months following, a change in control, as defined in the employment agreement, (i) by us because we do not renew Dr. Pruzanski’s employment at the end of the employment term, (ii) by us for any reason other than for cause or (iii) by Dr. Pruzanski for good reason, Dr. Pruzanski will be entitled to receive (a) an amount equal to 24 months’ of his then-current monthly base salary payable as a single lump sum, (b) a lump sum payment equal to two times the mean bonus earned during the prior three years (such payment shall be in lieu of the prorated bonus payment for the year in which the termination occurs described above) and (c) continuation of participation in our group health and/or dental plan and the payment of his premiums for up to 24 (but not less than 18) months from the date of termination (or the cost of COBRA coverage for such period) for Dr. Pruzanski, his spouse and any dependents covered under our group health and/or dental plan prior to termination.

Receipt of the severance benefits described above is conditioned upon Dr. Pruzanski entering into a release of claims with us and the release becoming effective and irrevocable within 60 days after termination. Dr. Pruzanski has acknowledged and agreed that the timing of payments may be modified by us to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or the Code.

To the extent that we are required to implement a clawback policy for the incentive compensation paid to Dr. Pruzanski based on erroneous data contained in an accounting statement pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Dr. Pruzanski’s employment agreement contemplates that the terms of such policy will be incorporated into his employment agreement, provided that such policy applies to the other executive officers of our company.

Under Dr. Pruzanski’s employment agreement, “cause” for termination shall be deemed to exist upon (a) a good faith finding by a majority of the members of the board (excluding Dr. Pruzanski) that (i) Dr. Pruzanski has engaged in material dishonesty, willful misconduct or gross negligence, or (ii) Dr. Pruzanski has materially breached the employment agreement, and has failed to cure such conduct or breach within 30 days after his receipt of written notice from us, or (b) Dr. Pruzanski’s conviction or entry of nolo contendere to any crime involving moral turpitude, fraud or embezzlement, or any felony. Under Dr. Pruzanski’s employment agreement, “good reason” is defined as a material change in duties, position, responsibilities or reporting requirements, relocation of Dr. Pruzanski’s place of employment by more than 50 miles from his principal residence or place of employment prior to such change or our material breach of the employment agreement.

David Shapiro, M.D. On May 14, 2013, we entered into an amended and restated employment agreement with Dr. Shapiro, our Chief Medical Officer and Executive Vice President, Development. This employment agreement provides for an initial term of one year with automatic renewals each year thereafter unless terminated by either us or Dr. Shapiro. Dr. Shapiro’s base salary, effective as of April 1, 2013, is set at $380,000 per year, subject to annual review and increase (but not decrease), as determined by our board of directors or the compensation committee. Dr. Shapiro is also eligible to receive an annual bonus payment of up to 35% of his annual base salary, based on achievement of certain performance milestones identified by our board of directors in consultation with Dr. Shapiro and our chief executive officer.

Dr. Shapiro is also eligible to participate in our group benefits programs, including but not limited to medical, disability and life insurance, vacation and retirement plans, and a 401(k) plan sponsored by us. We have agreed to provide Dr. Shapiro with a monthly car allowance of $1,000 and to pay 100% of the health insurance premiums of Dr. Shapiro and his spouse and children, if his spouse and dependents are not already covered by the health insurance plan of his spouse’s employer.

In the event we do not renew Dr. Shapiro’s employment at the end of the employment term, Dr. Shapiro is terminated by us without cause, as defined in the employment agreement, or he resigns with good reason, as defined in the employment agreement, Dr. Shapiro will be entitled to receive (i) 12 months of his base salary paid in a single lump sum and (ii) continuation of participation in our group health and/or dental plan and the payment of his premiums for 12 months (or the cost of COBRA coverage for such period) for Dr. Shapiro and his dependents covered under our group health and/or dental plan prior to termination. In the event that Dr. Shapiro does not renew his employment at the end of the employment term, is terminated for cause, is terminated due to death or disability, or he terminates his employment without good reason, Dr. Shapiro will not be entitled to severance payments unless mutually agreed upon in writing.

If we do not renew Dr. Shapiro’s employment at the end of the employment term, Dr. Shapiro is terminated by us without cause or he resigns with good reason, all of Dr. Shapiro’s equity awards and stock options that would have vested within one year of the termination date will vest immediately and all vested stock options will be exercisable for one year from the effective date of termination. In the event that Dr, Shapiro is terminated for cause or he terminates his employment without good reason, all unvested equity awards and stock options granted will immediately be forfeited.

In the event of the termination of Dr. Shapiro’s employment in anticipation of, and/or within 12 months following, a change in control (i) by us because we do not renew Dr. Shapiro’s employment at the end of the employment term, (ii) by us for any reason other than for cause or (iii) by Dr. Shapiro for good reason, Dr. Shapiro will be entitled to receive (a) an amount equal to 12 months of his then-current monthly base salary payable as a single lump sum and (b) continuation of participation in our group health and/or dental plan and the payment of his premiums for 12 months (or the cost of COBRA coverage for such period) for Dr. Shapiro, his spouse and any dependents covered under our group health and/or dental plan prior to termination. In such instances of termination, all of Dr. Shapiro’s unvested equity awards and stock options will immediately become fully vested and all of his vested stock options will be exercisable for a period of one year following the effective date of termination. This provision in Dr. Shapiro’s employment agreement relating to the vesting of equity awards upon a change of control is in addition to the provisions contained in our equity incentive plans governing the vesting of equity awards upon a change of control.

Receipt of the severance benefits described above is conditioned upon Dr. Shapiro entering into a release of claims with us and the release becoming effective and irrevocable within 60 days after termination. Dr. Shapiro has acknowledged and agreed that the timing of payments may be modified by us to comply with Section 409A of the Code.

To the extent that we are required to implement a clawback policy for the incentive compensation paid to Dr. Shapiro based on erroneous data contained in an accounting statement pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Dr. Shapiro’s employment agreement contemplates that the terms of such policy will be incorporated into his employment agreement, provided that such policy applies to the other executive officers of our company.

Under Dr. Shapiro’s employment agreement, “cause” for termination shall be deemed to exist upon (a) a good faith finding by us that (i) Dr. Shapiro has engaged in material dishonesty, willful misconduct or gross negligence, (ii) Dr. Shapiro has materially breached the employment agreement, or (iii) Dr. Shapiro has breached or threatened to breach his invention, non-disclosure and non-solicitation agreement, and has failed to cure such conduct or breach within 30 days after his receipt of written notice from us, or (b) Dr. Shapiro’s conviction or entry of nolo contendere to any crime involving moral turpitude, fraud or embezzlement, or any felony. Under Dr. Shapiro’s employment agreement, “good reason” is defined as a material change in duties, position, responsibilities or reporting requirements, a relocation of Dr. Shapiro’s place of employment by more than 50 miles from his principal residence or place of employment immediately prior to such change or our material breach of the employment agreement.

Barbara Duncan. On May 14, 2013, we entered into an amended and restated employment agreement with Ms. Duncan, our Chief Financial Officer, which was amended on April 12, 2013. Ms. Duncan’s employment agreement provides for an initial term of one year with automatic renewals each year thereafter unless terminated by either us or Ms. Duncan. Ms. Duncan’s base salary, effective as of April 1, 2013, is set at $335,000 per year, subject to annual review and increase (but not decrease), as determined by our board of directors or the compensation committee. Ms. Duncan is also eligible to receive an annual bonus payment of up to 35% of her annual base salary, based on achievement of certain performance milestones identified by our board of directors in consultation with Ms. Duncan and our chief executive officer.

Ms. Duncan is also eligible to participate in our group benefits programs, including but not limited to medical, disability and life insurance, vacation and retirement plans, and a 401(k) plan sponsored by us. We have agreed to pay 100% of the health insurance premiums of Ms. Duncan and her spouse and children, so long as they are not covered by the policy of her spouse’s employer.

In the event we do not renew Ms. Duncan’s employment at the end of the employment term, Ms. Duncan is terminated by us without cause, as defined in the employment agreement, or she resigns with good reason, as defined in the employment agreement, Ms. Duncan will be entitled to receive (i) 12 months of her base salary payable according to our company’s payroll and (ii) continuation of her participation in our group health and/or dental plan and the payment of her premiums for 12 months (or the cost of COBRA coverage for such period) for Ms. Duncan and her dependents covered under our group health and/or dental plan prior to termination. In the event that Ms. Duncan does not renew her employment at the end of the employment term, is terminated for cause, or is terminated due to her death or disability or she terminates her employment without good reason, Ms. Duncan will not be entitled to any severance benefits unless mutually agreed upon in writing.

If we do not renew Ms. Duncan’s employment at the end of the employment term, Ms. Duncan is terminated by us without cause or Ms. Duncan resigns with good reason, all of Ms. Duncan’s equity awards and stock options that would have vested within one year of the termination date will vest immediately and all vested stock options will be exercisable for one year from the effective date of termination. If Ms. Duncan’s employment is terminated due to disability, all unvested equity awards and stock options will be forfeited and she will be able to exercise her vested options for one year from the date of termination. In the event that Ms. Duncan is terminated for cause or she terminates her employment without good reason, all unvested equity awards and stock options granted will immediately be forfeited.

In the event of the termination of Ms. Duncan’s employment in anticipation of, and/or within 12 months following, a change in control (i) by us because we do not renew Ms. Duncan’s employment at the end of the employment term, (ii) by us for any reason other than for cause or (iii) by Ms. Duncan for good reason, Ms. Duncan will be entitled to receive (a) an amount equal to 12 months of her then-current monthly base salary payable as a single lump sum and (b) continuation of her participation in our group health and/or dental plan and the payment of her premiums for 12 months (or the cost of COBRA coverage for such period) for Ms. Duncan, her spouse and any dependents covered under our group health and/or dental plan prior to termination. In such instances of termination, all of Ms. Duncan’s unvested equity awards and stock options granted will immediately become fully vested and all of her vested stock options will be exercisable for a period of one year following the effective date of termination. This provision in Ms. Duncan’s employment agreement relating to the vesting of equity awards upon a change of control is in addition to the provisions contained in our equity incentive plans governing the vesting of equity awards upon a change of control.

Receipt of the severance benefits described above is conditioned upon Ms. Duncan entering into a release of claims with us and the release becoming effective and irrevocable within 60 days after termination. Ms. Duncan has acknowledged and agreed that the timing of payments may be modified by us to comply with Section 409A of the Code.

To the extent that we are required to implement a clawback policy for the incentive compensation paid to Ms. Duncan based on erroneous data contained in an accounting statement pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Ms. Duncan’s employment agreement contemplates that the terms of such policy will be incorporated into her employment agreement, provided that such policy applies to the other executive officers of our company.

Under Ms. Duncan’s employment agreement, “cause” for termination shall be deemed to exist upon (a) a good faith finding by us that (i) Ms. Duncan has engaged in material dishonesty, willful misconduct or gross negligence, (ii) Ms. Duncan has materially breached the employment agreement, or (iii) Ms. Duncan has breached or threatened to breach her invention, non-disclosure and non-solicitation agreement, and has failed to cure such conduct or breach within 30 days after her receipt of written notice from us, or (b) Ms. Duncan’s conviction or entry of nolo contendere to any crime involving moral turpitude, fraud or embezzlement, or any felony. Under Ms. Duncan’s employment agreement, “good reason” is defined as a material diminution in duties, position, responsibilities or reporting requirements, relocation of Ms. Duncan’s place of employment by more than 50 miles from her principal residence or place of employment immediately prior to such relocation or a material breach of the employment agreement by us.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

Date: May 14, 2013	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Barbara Duncan
Barbara Duncan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

Exhibit Number	Description of Exhibit

10.1	First Amendment to Lease Agreement between 4350 La Jolla Village LLC and the Registrant, dated March 18, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 22, 2013).

10.2	Amendment No. 2 to the Servier Agreement, dated February 15, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 22, 2013).*

10.3	Amendment No. 2 to Consulting and IP Agreement with Professor Roberto Pellicciari, dated February 15, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 22, 2013).*

10.4	Amendment No. 2 to the TES Agreement, dated February 15, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 22, 2013).*

10.5	Amended and Restated Employment Agreement by and between the Registrant and Mark Pruzanski, dated May 14, 2013.#

10.6	Employment Agreement by and between the Registrant and Daniel Regan, effective as of March 4, 2013 (incorporated by reference to Exhibit 10.7.1 to Registrant’s Annual Report on Form 10-K filed on April 1, 2013).#

10.7	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Daniel Regan, dated March 4, 2013 (incorporated by reference to Exhibit 10.7.2 to Registrant’s Annual Report on Form 10-K filed on April 1, 2013).#

10.8	Amendment to Employment Agreement by and between Registrant and Daniel Regan, dated April 12, 2013 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 15, 2013).#

10.9	Amended and Restated Employment Agreement by and between Registrant and Daniel Regan, dated May 14, 2013.#

10.10	Amendment to Employment Agreement by and between Registrant and Barbara Duncan, dated April 12, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013).#

10.11	Amended and Restated Employment Agreement by and between the Registrant and David Shapiro, dated May 14, 2013.#

10.12	Amended and Restated Employment Agreement by and between the Registrant and Barbara Duncan, dated May 14, 2013.#

10.13	Amended and Restated Consulting Agreement by and between the Registrant and Luciano Adorini, dated May 14, 2013 #

10.14	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 13, 2013).#

10.15	Amendment No. 1 to Sponsored Research Agreement between Registrant, Dipartimento di Chimica e Tecnologia del Farmaco of the Universitá di Perugia, and Professor Roberto Pellicciari, dated April 29, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2013).

10.16	Amendment No. 1 to Consulting and IP Agreement by and between Registrant and Roberto Pellicciari, dated April 29, 2013 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 30, 2013).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at December 31, 2012 and March 31, 2013 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2012 and 2013 (unaudited), and the period from September 4, 2002 (inception) through March 31, 2013 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2013 (unaudited) and for the period from September 4, 2002 (inception) to March 31, 2013 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).+

*	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
#	Management or director compensation plan or policy.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

