Form 10-Q
period 2013-06-30
INTERCEPT PHARMACEUTICALS INC
filed 2013-08-13
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 19,181,422 shares of common stock, $0.001 par value per share, outstanding.

Intercept Pharmaceuticals, Inc.

(A Development Stage Company)

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2013 (unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month and six month periods ended June 30, 2012 and 2013 (unaudited) and the period from September 4, 2002 (inception) through June 30, 2013 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2013 and for the period from September 4, 2002 (inception) through June 30, 2013 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28

Item 4.	Controls and Procedures	28

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		30

Exhibit Index		31

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our estimates regarding expenses, future revenues and capital requirements;
•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain and maintain regulatory approval of obeticholic acid, or OCA, and any other product candidates we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;
•	our plans to research, develop and commercialize our future product candidates;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to successfully commercialize our product candidates;
•	the size and growth of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products;
•	the success of competing drugs that are or become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our ability to obtain additional financing;
•	our use of the proceeds from our initial public offering and follow-on public offering;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and the need for additional financing; and
•	our ability to attract and retain key scientific or management personnel.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013, particularly in Item 1.A. Risk Factors, and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I

Item 1. FINANCIAL STATEMENTS

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

 Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2012	2013
	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,511,641	$52,140,970
Investment securities, available-for-sale	64,682,270	109,658,167
Prepaid expenses and other current assets	1,584,308	1,664,818
Total current assets	111,778,219	163,463,955
Fixed assets, net	148,838	136,210
Security deposits	251,540	268,792
Total assets	$112,178,597	$163,868,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$3,745,773	$3,671,695
Short-term portion of warrant liability	7,596,659	1,871,148
Short-term portion of deferred revenue	1,621,622	1,621,622
Total current liabilities	12,964,054	7,164,465
Long-term liabilities:
Long-term portion of warrant liability	22,762,135	30,702,852
Long-term portion of deferred revenue	10,540,543	9,729,731
Total liabilities	46,266,732	47,597,048
Stockholders’ equity:
Common stock. 25,000,000 shares authorized; 16,526,885 and 19,039,655 shares issued and outstanding as of December 31, 2012 and June 30, 2013, respectively; par value $0.001 per share	16,527	19,040
Additional paid-in capital	184,100,139	258,232,575
Accumulated other comprehensive loss, net	(21,451)	(109,291)
Accumulated deficit during development stage	(118,183,350)	(141,870,415)
Total stockholders’ equity	65,911,865	116,271,909
Total liabilities and stockholders’ equity	$112,178,597	$163,868,957

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

					Period From
					September 4, 2002
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2012	2013	2012	2013	2013

Licensing revenue	$758,755	$405,407	$1,517,509	$810,812	$5,062,047

Costs and expenses:
Research and development	5,018,029	5,132,971	8,077,614	9,965,527	81,400,218
General and administrative	943,857	2,890,505	2,003,059	5,287,359	34,885,441
Total operating expenses	5,961,886	8,023,476	10,080,673	15,252,886	116,285,659

Other income (expense):
Revaluation of warrants	301,568	(5,572,081)	979,475	(9,254,586)	(32,330,162)
Foreign currency loss on liquidation	(191,733)	-	(191,733)	-	(191,733)
Other income (expense), net	7,309	(286,767)	9,742	9,595	1,386,133
QTDP Grant	-	-	-	-	488,959
	117,144	(5,858,848)	797,484	(9,244,991)	(30,646,803)
Net loss	(5,085,987)	(13,476,917)	(7,765,680)	(23,687,065)	(141,870,415)
Dividends on preferred stock, not declared	(750,000)	-	(1,500,000)	-	(10,944,134)
Net loss attributable to common stockholders	$(5,835,987)	$(13,476,917)	$(9,265,680)	$(23,687,065)	$(152,814,549)
Net loss per share, basic and diluted	$(1.75)	$(0.79)	$(2.78)	$(1.41)
Weighted average number of shares of common stock outstanding, basic and diluted:	3,329,266	16,970,519	3,329,266	16,765,464

Other comprehensive gain/(loss):
Unrealized gain / (loss) on investment securities	-	136,190	-	(87,840)
Foreign currency translation adjustments	171,923		184,500	-
Total comprehensive loss	$(4,914,064)	$(13,340,727)	$(7,581,180)	$(23,774,905)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			September 4, 2002
			(Inception)
			Through
	Six Months Ended June 30,		June 30, 2013
	2012	2013
Cash flows from operating activities:
Net loss	$(7,765,680)	$(23,687,065)	$(141,870,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants	(979,475)	9,254,586	32,330,162
Stock-based compensation	761,303	3,497,452	13,275,322
Impairment of bonds	-	-	151,402
Loss from sale of assets	-	-	217,296
Depreciation	154,091	52,484	2,419,153
Foreign currency loss on liquidation	191,733	-	191,733
Amortization of investment premium	-	528,463	646,643
Changes in:
Prepaid expenses and other current assets	(686,127)	95,115	(1,264,505)
Accounts payable, accrued expenses, and other current liabilities	2,073,385	(74,078)	3,671,699
Deferred revenue	(1,517,509)	(810,812)	11,351,353
Interest accrued on promissory notes	-	-	91,249
Net cash used in operating activities	(7,768,279)	(11,143,855)	(78,788,908)
Cash flows from investing activities:
Investments in certificates of deposit	115,747	-	(627,631)
Purchases of investment securities	-	(59,782,263)	(125,723,239)
Sales of investment securities	-	13,997,188	15,116,263
Purchases of equipment, improvements, and furniture and fixtures	(18,717)	(39,857)	(1,437,095)
Net cash used in investing activities	97,030	(45,824,932)	(112,671,702)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	-	61,379,263	233,856,425
Proceeds from issuance of common stock warrants	-	-	7,385,897
Payments of capital lease obligation	(81,761)	-	(1,335,567)
Proceeds from exercise of options	-	2,210,752	2,253,457
Proceeds from exercise of warrants	-	8,101	383,101
Proceeds from issuance of convertible promissory notes payable	-	-	1,250,000
Net cash provided by (used in) financing activities	(81,761)	63,598,116	243,793,313
Effect of exchange rate changes	(7,233)	-	(191,733)
Net increase (decrease) in cash and cash equivalents	(7,760,243)	6,629,329	52,140,970
Cash and cash equivalents – beginning of period	17,707,476	45,511,641	-
Cash and cash equivalents – end of period	$9,947,233	$52,140,970	$52,140,970
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,642	$-	$181,980
Supplemental disclosures of noncash activities:
Conversion of promissory note payable, including accrued interest of $91,250 into common shares	$-	$-	$1,341,249
Issuance of 108,169 warrants for private placement agent fees	-	-	1,471,485
Acquisition of equipment pursuant to capital leases	-	-	1,335,567
Issuance of common stock for cashless warrant exchange	-	6,935,368	7,953,583

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

Intercept Pharmaceuticals, Inc. (“Intercept” or the “Company”), a development stage company, is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic liver diseases utilizing its proprietary bile acid chemistry. The Company’s product candidates have the potential to treat orphan and more prevalent liver diseases for which there currently are limited therapeutic solutions.

The Company has its administrative headquarters in New York, New York and an office in San Diego, California. Prior to April 2011, the Company operated a wholly-owned subsidiary in Italy where its bile acid receptor research was primarily conducted. In April 2011, the Company began the process of liquidating this subsidiary and has since disposed of all assets. However, the Company is continuing its early stage TGR5 research through its collaboration with Les Laboratories Servier and Institut de Recherches Servier, or collectively Servier. On March 15, 2013, the Company decided to remove the Italian subsidiary from the legal liquidation process, which removal was completed as of July 15, 2013, so that it could continue to act as the Company’s legal representative for its clinical trials in the European Union to satisfy European Union regulatory requirements. Intercept was incorporated in Delaware in September 2002.

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

 The accompanying condensed interim financial statements are unaudited. The condensed interim unaudited financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013. The results for the six months ended June 30, 2012 and June 30, 2013 (unaudited), and for the period from inception (September 4, 2002) through June 30, 2013 (unaudited) are not necessarily indicative of results to be expected for the year ending December 31, 2013, any other interim periods or any future year or period.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Significant Agreements

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

The Company evaluated the license agreement with DSP and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to DSP without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment is being recognized ratably over this period. During the three months ended June 30, 2012 and 2013, the Company recorded revenue of $406,000 and $406,000, and during the six months ended June 30, 2012 and 2013, the Company recorded revenue of $810,000 and $810,000, respectively, in “Licensing Revenue” in its Consolidated Statement of Operations for the Company’s efforts under the agreement. The Company has not achieved any of the milestones relating to the agreement as of June 30, 2013 and has not recognized any revenue related to such milestones. The Company has determined that each potential future development, regulatory and sales milestone is substantive.

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

Intercept and Servier will jointly support the discovery effort, while Servier alone will be responsible for all costs associated with the global development, regulatory approval and commercialization of any compound selected as a lead candidate by the parties. The Company agreed to reimburse Servier up to a mid-double digit percentage of the total historical development costs incurred by Servier in relation to clinical development activities aimed at achieving regulatory approval in the European Union and the United States if the Company enters into a partnership agreement, or commences development or commercialization activities, with respect to any such compound in the United States. Servier may credit a portion of any reimbursable development costs against any milestone or royalty payments due and payable to the Company by Servier under the research collaboration agreement until all such reimbursable amounts are repaid. During the three months and six months ended June 30, 2012 and 2013, the Company did not reimburse any development costs to Servier nor is it expected that any such costs will be reimbursed during 2013, as no such reimbursable developments costs are planned during the period.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the research collaboration agreement with Servier and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan during the first year of the agreement and participation on an executive committee and a research and development committee. The Company determined that these performance obligations represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company’s technical expertise and committee participation during the initial 12-month period. The research portion of the collaboration may be extended by mutual agreement by the parties for one or more additional years. In July 2012, the term of the research program was extended until January 31, 2013, on the same financial terms as the existing research program, including the reimbursement by Servier of the full time equivalent costs incurred by the Company in the conduct of the research program, up to a set maximum amount. In February 2013 and August 2013, the research program was further extended until July 31, 2013 and September 30, 2013, respectively, on the same financial terms as the existing agreement. The up-front payment was recognized ratably over the estimated 12-month performance period as the research and development and executive committee services were provided. During the three months and six months ended June 30, 2012, the Company recorded revenue of $354,000 and $707,000, respectively, related to the Company’s efforts under the Servier arrangement, which was recorded in “Licensing Revenue” in the Company’s Consolidated Statement of Operations. As the up-front payment was fully recognized as of September 30, 2012, no revenue was recorded during the three months and six months ended June 30, 2013 and no further revenue will be recognized for the up-front payment. The Company determined that each potential future development, regulatory and sales milestone is substantive.

The Company receives reimbursement from Servier for research services outlined in the agreements in which the Company engaged Professor Pellicciari and TES Pharma SRL (TES) as described below. The Company recognizes this expense reimbursement as a reduction of research and development expenses as the Company is acting as an agent regarding these research activities. All amounts incurred by the Company for research under the Servier agreement during the three and six months ended June 30, 2013, including the amounts incurred under the related agreements with Professor Pellicciari and TES, were covered under the Servier agreement. At December 31, 2012 and June 30, 2013, the Company recorded $496,000 and $488,000, respectively, in prepaid expenses and other assets for amounts due from Servier for such expense reimbursement.

Sponsored Research Agreement (SRA) with the University of Perugia and Professor Pellicciari

The Company is engaged in a sponsored research agreement with the University of Perugia and Professor Roberto Pellicciari, a founder of the Company, to design, synthesize, optimize, scale-up, and develop pharmacologically active ligands for bile acid receptors. Under the SRA, the Company is assigned ownership of any patent and intellectual property rights arising from the research project. The Company paid the University of Perugia €100,000 quarterly commencing July 1, 2006 through 2010 and €100,000 for the fiscal year 2011. In 2012, the Company amended and restated the SRA to extend the term to the end of 2012 and paid the University of Perugia €80,000 during fiscal 2012. The Company recognized expense for the three months ended June 30, 2012 and 2013 of $26,000 and $26,000, respectively, and for the six months ended June 30, 2012 and 2013 of $51,000 and $53,000, respectively. In April 2013, by mutual agreement of the parties, the term of this agreement was extended, effective as of January 1, 2013, until December 31, 2013 on the same financial terms as were previously in effect.

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

On August 1, 2011, the Company signed a separate agreement with Professor Pellicciari for consulting services and intellectual property rights related to his services on the TGR5 program and the Servier license, pursuant to which the Company agreed to pay him an aggregate of €150,000 for his services through July 31, 2012. This agreement also provided that Professor Pellicciari will be eligible for a performance bonus of €50,000 based on the results of the research collaboration. The performance bonus is a discretionary bonus based upon the Company’s assessment of the success of the initial work performed under the collaboration, as extended. No such bonus was agreed upon by the parties as of June 30, 2013. In July 2012, February 2013 and August 2013, by mutual agreement of the parties, the term of this agreement was extended until January 31, 2013, July 31, 2013 and September 30, 2013, respectively, in conjunction with the extension of the term of the research program with Servier, on the same financial terms as the original consulting agreement with Professor Pellicciari.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized expense related to these agreements for the three months ended June 30, 2012 and 2013 of $81,000 and $83,000, respectively, and for the six months ended June 30, 2013 of $166,000 and $165,000, respectively.

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

The agreement has a term of one year unless the Company, in its sole discretion, extends the term of this agreement for one additional year on the same terms and conditions as the current agreement. In July 2012, February 2013 and August 2013, by mutual agreement of the parties, the term of this agreement was extended until January 31, 2013, July 31, 2013, and September 30, 2013, respectively, in conjunction with the extension of the term of the research program with Servier, on the same financial terms as the original agreement with TES.

The Company incurred charges related to this agreement for the three months ended June 30, 2012 and 2013 of $330,000 and $328,000, respectively, and $667,000 and $661,000 for the six months ended June 30, 2012 and 2013, respectively.

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

WIL Research Laboratories, LLC (WIL)

On October 2, 2007, the Company entered into a master laboratory services agreement with WIL Research Laboratories, LLC to perform certain research and laboratory services. The agreement was amended in October 2011. The agreement has a term ending on October 2, 2014, and automatically extends for successive one year periods, unless either party gives written notice to the other party at least 60 days prior to the end of the current term. Either the Company or WIL may terminate the agreement upon 90 days written notice. However, if a work order pertaining to the ongoing studies is outstanding, WIL may not terminate the agreement with 90 days written notice until the work order has been completed or otherwise terminated.

On November 16, 2011, the Company finalized two work orders with WIL for FDA-required studies in mice and rats to investigate the presence or absence of carcinogenic potential of OCA. The Company agreed to pay an aggregate of $4.0 million for the studies, consisting of a combination of quarterly installment payments of approximately $300,000 and milestone payments totaling approximately $400,000 upon delivery of final result reports. If additional costs are incurred beyond the amounts specified in the work orders, the Company agreed to pay such reasonable additional costs upon receipt of proper invoice. The Company anticipates that all the studies will continue through completion, all milestones will be satisfied and that it will pay to WIL $4.0 million under this agreement. The Company recognized expense related to these contracts and other work orders for the three months ended June 30, 2012 and 2013 of $406,000 and $307,000, respectively, and for the six months ended June 30, 2012 and 2013 of $852,500 and $622,000, respectively.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2012 and June 30, 2013:

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$45,512	$—	$—	$45,512
Investment Securities:
Commercial paper	12,971	10	(15)	12,966
Corporate debt securities	41,866	7	(23)	41,850
U.S. government and agency securities	9,861	4	—	9,865
Total investments	64,698	21	(38)	64,681
Total cash, cash equivalents and investments	$110,210	$21	$(38)	$110,193

	As of June 30, 2013
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$52,141	$—	$—	$52,141
Investment Securities:
Commercial paper	11,493	2	—	11,495
Corporate debt securities	87,349	9	(111)	87,247
U.S. government and agency securities	9,772	2	(1)	9,773
Municipal government securities	1,072	—	(6)	1,066
Certificate of deposit	77	—	—	77
Total investments	109,763	13	(118)	109,658
Total cash, cash equivalents and investments	$161,904	$13	$(118)	$161,799

The following table shows the fair value and gross unrealized gains of the Company’s available-for-sale investments aggregated by investment category and length of time that individual securities have been in the position:

	As of December 31, 2012
	Less Than 12 Months
	Fair Value	Gross Unrealized Holding Losses
	(In thousands)
Commercial paper	$10,461	$(15)
Corporate debt securities	29,834	(23)
Available-for-sale securities	$40,295	$(38)

	As of June 30, 2013
	Less Than 12 Months
	Fair Value	Gross Unrealized Holding Losses
	(In thousands)
Corporate debt securities	$87,247	$(111)
U.S. government and agency securities	9,773	(1)
Municipal government securities	1,066	(6)
Available-for-sale securities	$98,086	(118)

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	June 30,
	2012	2013
	(In thousands)
Prepaid expenses	$970	$596
Contract receivable	496	488
Certificates of deposit	77	—
Interest receivable	—	581
Refundable tax credits	42	—
Prepaid expenses and other current assets	$1,585	$1,665

6.	Fixed Assets, Net

Fixed assets, net consisted of the following:

	December 31,	June 30,
	2012	2013
	(In thousands)
Office equipment	$357	$392
Leasehold improvements	178	178
Furniture and fixtures under capitalized lease	157	157
Furniture and fixtures	121	125
Subtotal fixed assets	813	852
Less: accumulated depreciation and amortization	(664)	(716)
Fixed assets, net	$149	$136

Depreciation and amortization expense for the three months ended June 30, 2012 and 2013 was $80,000 and $30,000, respectively, and $154,000 and $52,000 for the six months ended June 30, 2012 and 2013, respectively.

7.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	December 31,	June 30,
	2012	2013
	(In thousands)
Accounts payable	$1,180	$826
Accrued employee compensation	1,335	877
Accrued contracted services and other	1,231	1,969
Accounts payable, accrued expenses and other liabilities	$3,746	$3,672

8.	Income Taxes

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

The deferred tax asset or liability represents future tax return consequences of those differences, which will be taxable when the assets and liabilities are recovered or settled. The provision for income taxes may differ from the actual expense that would result from applying the federal statutory rate to income before taxes because certain expenses for financial reporting purposes are not deductible for tax purposes. At December 31, 2012 and June 30, 2013, the Company had available net operating loss carryforwards to reduce future taxable income of approximately $70.2 million and $77.3 million, respectively, for tax reporting purposes. These carryforwards expire between 2024 and 2032. The ability of the Company to utilize its net operating losses in future years is subject to limitation in accordance with provisions of Section 382 of the Internal Revenue Code due to previous ownership changes; however, these changes have not resulted in material limitations to the Company’s ability to utilize the net operating losses. The Company’s combined federal, state and city deferred tax asset of approximately $42.1 million and $45.2 million at December 31, 2012 and June 30, 2013, respectively, resulted from the tax effects of net operating losses and differences between the book and tax bases for the share-based compensation and depreciation. The Company does not have any deferred tax liabilities. Since the Company has not yet achieved sustained profitable operations, management believes its deferred tax assets do not satisfy the more-likely-than-not realization criteria and has provided an allowance for the full amount of the tax asset. As a result, the Company has not recorded any income tax benefit since its inception.

9.	Warrants to Purchase Common Stock

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

As of June 30, 2013, the Company had outstanding warrants to purchase a total of 911,272 shares of its common stock, at a weighted average exercise price of $10.08 per share. Of these warrants, 45,891 expire in October 2013 and 865,381 expire in January 2015, in each case, if not exercised. All of these warrants are “in the money” based on the market price of our common stock as of June 30, 2013.

10.	Fair Value Measurements

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:

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

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Company’s financial assets and liabilities, measured at fair value based on the hierarchy above:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)

December 31, 2012
Assets:
Money market funds	$24,862	$24,862	$—	$—
Available for sale securities:
Commercial paper	$12,966	$—	$12,966	$—
Corporate debt securities	41,850	—	41,850	—
U.S. government and agency securities	9,865	—	9,865	—
Total financial assets:	$89,543	$24,862	$64,681	$—

Liabilities:
Warrants to purchase common stock	$(30,359)	$—	$—	$(30,359)
Total financial liabilities	$(30,359)	$—	$—	$(30,359)

June 30, 2013
Assets:
Money market funds	$35,262	$35,262	$—	$—
Available for sale securities:
Commercial paper	$11,495	$—	$11,495	$—
Corporate debt securities	87,247	—	87,247	—
U.S. government and agency securities	9,773	—	9,773	—
Municipal securities	1,066	—	1,066	—
Total financial assets:	$144,843	$35,262	$109,581	$—

Liabilities:
Warrants to purchase common stock	$(32,574)	$—	$—	(32,574)
Total financial liabilities	$(32,574)	$—	$—	$(32,574)

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six-month period ended June 30, 2013.

Warrant Liability
(In thousands)
Level 3
Balance at December 31, 2012	$30,359
Losses recognized in earnings	9,255
Exercises	(7,040)
Balance at June 30, 2013	$32,574

The Company determines the fair value of its warrant liability based on the Black-Scholes pricing model based on the Company’s stock price at the measurement date, exercise price of the warrant, risk free interest rate and historical volatility.

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities, and U.S. government and agency securities) as of June 30, 2013, by contractual maturity, are as follows:

Fair Value
(In thousands)
Due in one year or less	$53,487
Due after one year through 2 years	56,094
Total investments in debt securities	$109,581

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

11.	Stockholders’ Equity and Preferred Stock

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

In May 2006, pursuant to a private placement agreement, the Company issued 2,087,091 shares of common stock at a price of $9.82 per share, receiving net proceeds of $19.5 million, after $1.0 million in related offering costs. Also in May 2006, the Company’s 6% convertible promissory notes that were issued in February 2005 with a face amount of $1.3 million, along with $91,000 of accrued interest, were converted into 160,637 shares of common stock at a price of $8.35 per share pursuant to the mandatory conversion terms of the notes.

In October 2012, the Company completed the initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold an aggregate of 5,750,000 shares of common stock under the registration statement at a public offering price of $15.00 per share. Net proceeds were approximately $78.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of the Company’s preferred stock (described below) were converted into 7,403,817 shares of common stock. Additionally, upon completion of the IPO, the Company is now authorized to issue 25,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share.

In June 2013, the Company completed a public offering of 1,989,500 shares of its common stock at a public offering price of $33.01 per share. The shares were registered pursuant to a registration statement on Form S-1. Net proceeds were approximately $61.4 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

(Unaudited)

12.	2003 Stock Incentive Plan and 2012 Stock Plan

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

In September 2012, the Company’s board of directors and stockholders approved the 2012 Equity Incentive Plan (2012 Plan), which became effective upon the pricing of the Company’s IPO in October 2012. The 2012 Plan will expire on September 13, 2022. Under the 2012 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. On January 1, 2013, the numbers of shares reserved for issuance under the 2012 Plan was increased by 661,075 shares as a result of the automatic increase in shares reserved pursuant to the terms thereof. As of June 30, 2013, there were 508,503 shares of common stock authorized for future issuance under the 2012 Plan.

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2012	1,526,150	$10.67
Granted	482,850	33.75
Exercised	(286,200)	9.96
Forfeited	(6,280)	8.67
Outstanding, June 30, 2013	1,716,520	$17.29

Exercisable, June 30, 2013	964,322	$9.70

The following table summarizes stock-based compensation expense for employee, director and consultant stock option grants and restricted stock grants:

	Six Months Ended June 30,
	2012	2013
	(In thousands)
Stock option expense:
Employees and directors	$755	$1,719
Consultants	6	624
	761	2,343
Restricted stock expense:
Employees and directors	—	965
Consultants	—	189
	—	1,154
Total	$761	$3,497

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity related to the Company’s restricted stock units for the six-month period ended June 30, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2012	176,188	$17.82
Granted	24,690	31.90
Vested and converted	(54,646)	21.50
Forfeited	—	—
Outstanding, June 30, 2013	146,232	$18.82

On November 16, 2012 and May 7, 2013, the Company granted to employees and directors restricted stock units (“RSUs”) for 173,592 and 24,690 shares of common stock, respectively, under the 2012 Plan. During the three months ended June 30, 2013, the Company issued 36,168 shares of its common stock to settle the vesting of 54,646 RSUs, of which 44,296 RSUs were net settled by withholding 18,478 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes, and remitted cash totaling of $639,000 to the appropriate tax authorities. The Company does not have a policy for net settlement of RSUs but elected to offer to do this on a one-time basis to its employees for the first vesting of the RSUs on April 9, 2013. The amount remitted for the employees' tax obligation to the tax authorities was reflected as a financing activity within the Company’s consolidated statements of cash flows. These shares withheld by the Company as a result of the net settlement of the RSUs are no longer considered issued and outstanding, thereby reducing the Company’s shares outstanding used to calculate earnings per share.

13.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Historical net loss per share	(In thousands, except share and per share amounts)
Numerator:
Net loss attributable to common stockholders	$(5,836)	$(13,477)	$(9,266)	$(23,687)

Denominator:
Weighted average number of shares of common stock outstanding, basic and diluted:	3,329,266	16,970,519	3,329,266	16,765,464
Net loss per share, basic and diluted	$(1.75)	$(0.79)	$(2.78)	$(1.41)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	As of June 30,
	2012	2013
	(In thousands)
Shares issuable upon conversion of preferred stock	832	—
Shares issuable pursuant to accumulated preferred stock dividend	196	—
Options	227	1,717
Warrants to purchase common stock	213	911
Restricted stock units	—	144
Total	1,468	2,772

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This accounting standard is an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement when net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross references in the notes to other disclosures that already provide information about those amounts. The Company adopted this amendment effective January 1, 2013 and it did not have a material impact on the results of operations or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the risk factors set forth in our Annual Report on Form 10-K and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic liver diseases utilizing our proprietary bile acid chemistry. Our product candidates have the potential to treat orphan and more prevalent liver diseases for which there currently are limited therapeutic solutions.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception through June 30, 2013, we have funded our operations primarily through the private and public sales of preferred stock, common stock, convertible notes and warrants to purchase common stock totaling $247.2 million (net of issuance costs of $14.2 million), including $29.7 million in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering, or IPO, in October 2012, $61.4 million of net proceeds from our follow-on public offering in June 2013 and through the receipt of $16.4 million of up-front payments under our collaborative agreements.

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

On June 24, 2013, we completed a public offering of 1,989,500 shares of our common stock at a price of $33.01 per share. We received aggregate net proceeds from the offering of approximately $61.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

We have incurred net losses in each year since our inception in 2002. Our net losses were approximately $5.1 million and $13.5 million for the three months ended June 30, 2012 and 2013, respectively, and approximately $7.8 million and $23.7 million for the six months ended June 30, 2012 and 2013, respectively. As of June 30, 2013, we had an accumulated deficit of approximately $141.9 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and the mark-to-market of our liability-classified warrants.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	complete the development of our lead product candidate, obeticholic acid, or OCA, for the treatment of primary biliary cirrhosis, or PBC, and other potential indications;

•	seek to obtain regulatory approvals for OCA;

•	outsource the commercial manufacturing of OCA for any indications for which we receive regulatory approval;

•	engage in activities relating to the sales, marketing and distribution of OCA for any indications for which we may receive regulatory approval;

•	continue our research and development efforts with our preclinical development compounds, such as INT-767 and INT-777;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and

•	operate as a public company.

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

Prior to April 2011, we operated a wholly-owned subsidiary in Italy where our bile acid receptor research was primarily conducted. Subsequently, until March 15, 2013, our Italian subsidiary was in the process of voluntary liquidation under Italian law. On March 15, 2013, we decided to remove our Italian subsidiary from the liquidation process, which removal was completed as of July 15, 2013. It will continue to act as our legal representative for our clinical trials in the European Union to satisfy European Union regulatory requirements. Although our Italian subsidiary was undergoing the liquidation process from April 2011 through March 2013, we have continued our early stage TGR5 research program through our collaboration with Les Laboratories Servier and Institut de Recherches Servier, or collectively Servier.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of products. All our revenue has been derived from our collaborative agreements for the development and commercialization of certain of our product candidates. In March 2011, we entered into an exclusive licensing agreement with DSP for the development of OCA in Japan and China. Under the terms of the agreement, we received an up-front payment of $15.0 million and may be eligible to receive up to approximately $300 million in additional payments for development, regulatory and commercial sales milestones for OCA in Japan and China. In August 2011, we entered into a collaboration agreement with Servier for the discovery, research and development of bile acid-derived agonists, or substances that bind to receptors of cells and trigger responses by those cells, for a dedicated bile acid receptor called TGR5. Under the terms of the agreement, we received an up-front payment from Servier of $1.4 million. Servier may be required to pay us up to an aggregate amount of approximately €108 million (approximately $138 million as of June 30, 2013) upon the achievement of specified development, regulatory and commercial sale milestones, as well as royalties on sales, based on the successful outcome of the collaboration. For accounting purposes, the up-front payments from both transactions are recorded as deferred revenue and amortized over time. Through June 30, 2013, we recognized $5.1 million in license revenue for the relevant amortization of the two up-front payments and have not received any milestone payments related to these agreements. As the Servier up-front payment has been fully recognized as of the third quarter of 2012, no further revenue will be recognized in respect of such payment. We anticipate that we will recognize revenue of approximately $1.6 million per year through 2020, the expected end of the development period, for the amortization of the up-front payment from DSP.

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

From inception through June 30, 2013, we have incurred approximately $81.4 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of OCA for the treatment of PBC and other indications and to further advance the development of our other product candidates, subject to the availability of additional funding.

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

	Six Months Ended June 30,
	2012	2013
	(In thousands)
Direct research and development expense by program:
OCA	$5,922	$5,625
INT-767	--	255
INT-777	13	45
Total direct research and development expense	5,935	5,925
Personnel costs (1)	1,830	3,703
Indirect research and development expense	313	337
Total research and development expense	$8,078	$9,965

(1)	Personnel costs include stock options and RSUs granted to employees and non-employees with an associated stock-based compensation expense of approximately $289,000 and $1.6 million for the six months ended June 30, 2012 and 2013, respectively.

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

OCA

The majority of our research and development resources are focused on our Phase 3 clinical trial in patients with PBC, or POISE trial, and our other planned clinical and non-clinical studies and other work needed to submit OCA for the treatment of PBC for regulatory approval in the United States and Europe. We have incurred, and expect to continue to incur, significant expense in connection with these efforts, including:

•	In January 2012, we initiated enrollment in our POISE trial, a Phase 3 clinical trial in patients with PBC, and we completed patient enrollment in December 2012. We currently expect results from the trial to be available in the second quarter of 2014. Patients who complete twelve months of treatment will be eligible to continue in an open label safety extension trial for five years. As of July 30, 2013, we have enrolled 49 patients into the long-term safety extension phase of our POISE trial.
•	We plan to initiate a Phase 2 clinical trial evaluating the potential effects and clinical significance of OCA on the lipid profile of patients with PBC, a Phase 2 clinical trial in pediatric patients with biliary atresia, a Phase 1 clinical trial in healthy volunteers to evaluate the effect of OCA on the heart’s electrical cycle, known as the QT interval, and additional Phase 1 clinical trials in 2013.
•	We have contracted with third-party manufacturers to produce the quantities of OCA needed for regulatory approval as well as the necessary supplies for our other contemplated trials.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, operational, finance and human resources functions. General and administrative expense includes stock-based compensation expense of approximately $472,000 and $1.9 million for the six months ended June 30, 2012 and 2013, respectively. Other significant general and administrative expenses include costs for director and officer liability insurance, facilities costs, professional fees for directors, accounting, consulting and legal services and expenses associated with obtaining and maintaining patents.

Our general and administrative expenses have increased and will continue to increase as we operate as a public company and due to activities related to the potential commercialization of our product candidates. We believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also incurred and will continue to incur increased costs to comply with corporate governance, internal controls and other requirements applicable to public companies.

Other Income, Net

Other income, net consists of interest income earned on our cash, cash equivalents and investment securities, offset by capital base, franchise and corporate taxes. We expect interest income to increase in future periods as we invest the proceeds from our preferred stock financings, initial public offering and recently completed follow-on public offering.

Revaluation of Warrants

In conjunction with various financing transactions prior to our IPO, we issued warrants to purchase shares of our common stock. Certain of the warrants include a provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the applicable per share warrant exercise price. The warrants containing this provision are deemed to be derivative instruments and as such, are recorded as a liability and marked-to-market at each reporting period. Our remaining warrants include a provision that requires the shares underlying the warrants to be registered upon the completion of an initial public offering. As a result, these warrants were reclassified as a liability as of the date of our initial public offering and are also marked-to-market at each reporting date since the offering. The fair value estimates of these warrants are determined using a Black-Scholes option-pricing model and are based, in part, on subjective assumptions and could differ materially in the future. Non-cash changes in the fair value of the common stock warrant liability from the prior period is recorded as a component of other income and expense. We will continue to adjust the fair value of the common stock warrant liability at the end of each reporting period for changes in fair values until the earlier of the exercise or expiration of the applicable common stock warrants or until such time that the warrants are no longer determined to be derivative instruments. Because our common stock is publicly traded, these fluctuations are expected to increase or decrease significantly based on changes in the price of our common stock.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and the Three Months Ended June 30, 2013

The following table summarizes our results of operations for each of the three months ended June 30, 2012 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended		Dollar	%
	June 30,		Change	Change
	2012	2013
	(In thousands)
Licensing revenue	$759	$405	$(354)	(46.6)%
Operating expenses:
Research and development	5,018	5,133	115	2.3%
General and administrative	944	2,891	1,947	*
Loss from operations	(5,203)	(7,619)	(2,416)	46.4%
Warrant revaluation income (expense)	302	(5,572)	(5,874)	*
Other income (loss) net	(184)	(287)	(103)	56.0%
Net loss	$(5,085)	$(13,478)	$(8,393)	*

*	Not meaningful or not calculable.

Licensing Revenue

Licensing revenue was $759,000 and $405,000 for the three months ended June 30, 2012 and 2013, respectively, resulting from the amortization of the up-front payments from the collaboration agreements entered into with DSP and Servier in 2011. The revenue for the three months ended June 30, 2013 is solely related to the amortization of the up-front payment from the DSP collaboration agreement. As the Servier up-front payment was fully recognized as of the third quarter of 2012, no further revenue will be recognized in respect of such payments.

Research and Development Expenses

Research and development expenses were $5.0 million and $5.1 million for the three months ended June 30, 2012 and 2013. The 2.3% increase in research and development expense primarily reflects:

•	increased stock–based compensation expense of approximately $775,000;
•	increased direct development expense for activities around our development program for OCA, including manufacturing of drug supply to support clinical trials of OCA and preparation of the NDA and MAA filings for PBC, of approximately $500,000;
•	an increase in personnel on our development team to manage the increased activities around our development program for OCA, resulting in increased compensation and benefits expense of approximately $314,000; and
•	increased costs associated with IND enabling studies for INT-767 of approximately $170,000; partially offset by
•	decreased expenses of $1.7 million payable by us to the NIDDK relating to milestones under the NIDDK agreement, as all milestones were achieved and paid in 2012. No further milestones are due under this agreement.

General and Administrative Expenses

General and administrative expenses were $944,000 and $2.9 million in the three months ended June 30, 2012 and 2013, respectively. The $1.9 million increase primarily reflects:

•	increased stock-based compensation expenses of approximately $747,000;
•	increased personnel to manage the increased activities due to our operating as a public company, resulting in increased compensation and benefit expenses of approximately $454,000;
•	increased legal, accounting, and security listing expenses of approximately $207,000 to support our public company operations;
•	increased directors’ and officers’ insurance expense of approximately $136,000; and
•	new activities giving rise to expenses of $156,000 related to market research and $116,000 related to the realignment of our compensation structure as a public company.

Other Income, Net

Other income, net was primarily attributable to net interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of the proceeds from our Series C preferred stock financing in August 2012, our IPO in October 2012 and our follow-on public offering in June 2013, partially offset by expenses for capital base, franchise and real estate taxes of $129,000.

Revaluation of Warrants

Our outstanding warrants are deemed to be derivative instruments that require liability classification and mark-to-market accounting. As such, at the end of each reporting period, the fair values of the warrants were determined by us using a Black-Scholes option-pricing model, resulting in the recognition of a gain of $302,000 and a loss of $5.6 million for the three months ended June 30, 2012 and 2013, respectively. These fluctuations in value were primarily due to the increase in the price of the common stock underlying the warrants offset by declines in the estimated life of the warrants and changes in volatility of the shares of common stock underlying the warrants. Because our common stock is publicly traded, these fluctuations are expected to increase or decrease significantly based on changes in the price of our common stock.

Results of Operations

Comparison of the Six Months Ended June 30, 2012 and the Six Months Ended June 30, 2013

The following table summarizes our results of operations for each of the six months ended June 30, 2012 and 2013, together with the changes in those items in dollars and as a percentage:

	Six Months Ended		Dollar	%
	June 30,		Change	Change
	2012	2013
	(In thousands)
Licensing revenue	$1,518	$811	$(707)	(46.6)%
Operating expenses:
Research and development	8,078	9,966	1,888	23.4%
General and administrative	2,003	5,287	3,284	*
Loss from operations	(8,563)	(14,442)	(5,879)	68.7%
Warrant revaluation income (expense)	979	(9,255)	(10,234)	*
Other income (loss) net	(182)	10	192	*
Net loss	$(7,766)	$(23,687)	$(15,921)	*

*	Not meaningful or not calculable.

Licensing Revenue

Licensing revenue was $1.5 million and $811,000 for the six months ended June 30, 2012 and 2013, respectively, resulting from the amortization of the up-front payments from the collaboration agreements entered into with DSP and Servier in 2011. The revenue for the six months ended June 30, 2013 is solely related to the amortization of the up-front payment from the DSP collaboration agreement. As the Servier up-front payment was fully recognized as of the third quarter of 2012, no further revenue will be recognized in respect of such payments.

Research and Development Expenses

Research and development expenses were $8.1 million and $10.0 million for the six months ended June 30, 2012 and 2013, respectively, representing an increase of $1.9 million or 23.4%. This increase in research and development expense primarily reflects:

•	increased stock–based compensation expense of approximately $1.3 million;
•	increased direct development expense for activities around our development program for OCA, including manufacturing of drug supply to support clinical trials of OCA and increased preparations of the NDA and MAA filings for PBC, of approximately $1.6 million;
•	an increase in personnel on our development team to manage the increased activities around our development program for OCA, resulting in increased compensation and benefits expense of approximately $591,000; and
•	increased costs associated with IND enabling studies for INT-767 of approximately $255,000; partially offset by
•	decreased expenses of $1.9 million payable by us to the NIDDK relating to milestones under the NIDDK agreement, as all milestones were achieved and paid in 2012. No further milestones are due under this agreement.

General and Administrative Expenses

General and administrative expenses were $2.0 million and $5.3 million in the six months ended June 30, 2012 and 2013, respectively. The $3.3 million increase primarily reflects:

•	increased stock-based compensation expenses of approximately $1.5 million;
•	increased personnel to manage the increased activities due to our operating as a public company, resulting in increased compensation and benefit expenses of approximately $559,000;
•	increased legal, accounting, and security listing expenses of approximately $447,000 to support our public company operations;
•	increased directors’ and officers’ insurance expenses of approximately $265,000; and
•	new activities giving rise to expenses of $223,000 related to the realignment of our compensation structure as a public company and $156,000 related to market research.

Other Income, Net

Other income, net was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of the proceeds from our Series C preferred stock financing in August 2012, our IPO in October 2012 and our follow-on public offering in June 2013, partially offset by expenses for capital base, franchise and real estate taxes of $148,000.

Revaluation of Warrants

Our outstanding warrants are deemed to be derivative instruments that require liability classification and mark-to-market accounting. As such, at the end of each reporting period, the fair values of the warrants were determined by us using a Black-Scholes option-pricing model, resulting in the recognition of a gain of $979,000 and a loss of $9.3 million for the six months ended June 30, 2012 and 2013, respectively. These fluctuations in value were primarily due to the increase in the price of the common stock underlying the warrants offset by declines in the estimated life of the warrants and the changes in volatility of the shares of common stock underlying the warrants. Because our common stock is publicly traded, these fluctuations are expected to increase or decrease significantly based on changes in the price of our common stock.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in September 2002 and, as of June 30, 2013 we had an accumulated deficit of approximately $141.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Since our inception, we have funded our operations principally with $247.2 million (net of issuance costs of $14.2 million) from the sale of common stock, preferred stock, convertible notes and warrants, including $29.7 in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering in October 2012, $61.4 million in net proceeds from our follow-on public offering of common stock in June 2013 and the receipt of $16.4 million in up-front payments under our licensing and collaboration agreements with DSP and Servier. As of June 30, 2013, we had cash, cash equivalents and investment securities of approximately $161.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts as well as short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities and U.S. government securities, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended
	June 30,
	2012	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$(7,768)	$(11,144)
Investing activities	97	(45,825)
Financing activities	(82)	63,598
Effect of exchange rate changes	(7)	-
Net increase/(decrease) in cash and cash equivalents	$(7,760)	$6,629

Operating Activities.   Net cash used in operating activities of $7.8 million during the six months ended June 30, 2012 was primarily a result of our $7.8 million net loss and net changes in operating assets and liabilities of $130,000, partially offset by non-cash items consisting of $761,000 for stock-based compensation, warrant liability revaluation income of $979,000 and depreciation of $154,000. Net cash used in operating activities of $11.1 million during the six months ended June 30, 2013 was primarily a result of our $23.7 million net loss and net changes in operating assets and liabilities of $790,000, partially offset by non-cash items consisting of $9.3 million for warrant liability revaluation, $3.5 million for stock-based compensation, $528,000 for amortization of investment premiums, and $52,000 of depreciation.

Investing Activities.  Net cash used in investing activities during the six months ended June 30, 2013 was primarily related to the purchase of short-term investments of $59.8 million, partially offset by the sale of short-term investments of $14.0 million.

Financing Activities. Net cash from financing activities of $63.6 million for the six months ended June 30, 2013 reflects the net proceeds of $61.4 million from the issuance of common stock and the proceeds from the exercise of stock options of $2.2 million net of amounts remitted to tax authorities in relation to the net share settlement of employee RSUs that vested during the period.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize OCA or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We have incurred and expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant pre-commercialization and commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments as of June 30, 2013 of $161.8 million, including the net proceeds of $61.4 million from our public offering of common stock completed in June 2013, and anticipated funding under our DSP and Servier collaborations will enable us to fund our operating expenses and capital expenditure requirements through early 2016. This estimate reflects our ongoing POISE trial and long-term safety extension of the POISE trial; nonclinical studies and clinical trials and consulting expenditures to support our planned regulatory submissions for OCA in PBC; anticipated pre-commercial activities for OCA in PBC; and IND-enabling studies of INT-767. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•	the results of our POISE trial;
•	the willingness of the FDA and the European Medicines Agency, or EMA, to accept our POISE trial, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of OCA for PBC;
•	the clinical development of OCA for other potential indications;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;
•	the ability of our product candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing and establishing commercialization and manufacturing capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire additional qualified management, scientific and medical, commercial and other personnel;
•	the effect of competing technological and market developments;
•	our need to implement additional internal systems and infrastructure, including financial, reporting and security systems; and
•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

On August 1, 2013, we extended our research collaboration agreement with Servier, the related consulting and intellectual property agreement with Professor Pellicciari and the related research and development agreement with TES, in each case, until September 30, 2013. Each of these agreements was extended on the same financial terms as were previously in effect.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2013, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the six months ended June 30, 2013 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1 and June 30, 2013, we issued an aggregate of 200,902 shares of common stock upon exercise of previously issued and outstanding warrants to purchase common stock. All such shares, except for 2,803 shares that were issued upon the cash exercise of a warrant, were issued upon the cashless exercise of such warrants. No underwriters were involved in the foregoing sales of securities. The securities described above were issued and sold in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. Each of the purchasers in these transactions represented to us in connection with its purchase that it was acquiring the securities for investment and not for distribution and that it could bear the risks of the investment. Each purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from registration.

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

As of June 30, 2013, the net proceeds from our initial public offering were invested in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities and U.S. government securities. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits .

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

Date: August 13, 2013	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Barbara Duncan
Barbara Duncan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Employment Agreement by and between Registrant and Mark Pruzanski, dated May 14, 2013 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2013).#

10.2	Amendment to Employment Agreement by and between Registrant and Daniel Regan, dated April 12, 2013 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 15, 2013).#

10.3	Amended and Restated Employment Agreement by and between Registrant and Daniel Regan, dated May 14, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2013).#

10.4	Amendment to Employment Agreement by and between Registrant and Barbara Duncan, dated April 12, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013).#

10.5	Amended and Restated Employment Agreement by and between the Registrant and Barbara Duncan, dated May 14, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2013).#

10.6	Amended and Restated Employment Agreement by and between Registrant and David Shapiro, dated May 14, 2013 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2013).#

10.7	Amended and Restated Consulting Agreement by and between the Registrant and Luciano Adorini, dated May 14, 2013 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2013).#

10.8	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 13, 2013).#

10.9	Amendment No. 1 to Sponsored Research Agreement between Registrant, Dipartimento di Chimica e Tecnologia del Farmaco of the Universitá di Perugia, and Professor Roberto Pellicciari, dated April 29, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2013).

10.10	Amendment No. 1 to Consulting and IP Agreement by and between Registrant and Roberto Pellicciari, dated April 29, 2013 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 30, 2013).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at December 31, 2012 and June 30, 2013 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month and six month periods ended June 30, 2012 and 2013 (unaudited), and the period from September 4, 2002 (inception) through June 30, 2013 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2013 (unaudited) and for the period from September 4, 2002 (inception) to June 30, 2013 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).+

#	Management or director compensation plan or policy.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

