Form 10-K
period 2013-12-31
INTERCEPT PHARMACEUTICALS INC
filed 2014-03-14
CIK 1270073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-35668

Intercept Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3868459
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

450 West 15th Street New York, NY	10011
(Address of Principal Executive Offices)	(Zip Code)

(646) 747-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 28, 2013 was approximately $416,650,769. As of February 28, 2014, there were 19,519,657 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2014 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain and maintain regulatory approval of obeticholic acid, or OCA, and any other product candidates we may develop, and any related restrictions, limitations and/or warnings in the label of any approved product candidates;
•	our plans to research, develop and commercialize our product candidates;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to successfully commercialize our product candidates;
•	the size and growth of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products;
•	the success of competing drugs that are or become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, future revenues and capital requirements and the accuracy thereof;
•	our use of the proceeds from our initial public offering in October 2012 and our follow-on public offering in June 2013;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
•	our ability to attract and retain key scientific or management personnel.

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

iii

PART I

All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Intercept” the “Company,” “we,” “us,” and “our” refer to Intercept Pharmaceuticals, Inc. and its consolidated subsidiary.

Item 1. Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic liver and intestinal diseases utilizing our proprietary bile acid chemistry. Our product candidates have the potential to treat orphan and more prevalent diseases for which there currently are limited therapeutic solutions.

Our lead product candidate, obeticholic acid, or OCA, is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid. OCA is a first-in-class product candidate that selectively binds to and induces activity in the farnesoid X receptor, or FXR, which we believe has broad liver-protective properties. We are developing OCA initially for primary biliary cirrhosis, or PBC, as a second line treatment for patients who have an inadequate response to or who are unable to tolerate standard of care therapy and therefore need additional treatment. PBC is a chronic autoimmune liver disease that, if inadequately treated, may eventually lead to cirrhosis, liver failure and death. We are conducting a Phase 3 clinical trial of OCA in PBC, which we call the POISE trial, that we anticipate will serve as the basis for seeking the first regulatory approval to market OCA in the United States and Europe. The POISE trial enrolled 217 patients and we currently expect top-line results from the POISE trial to be available in March 2014. If the results of the POISE trial are positive, we expect to file for marketing approval in the United States and Europe at the end of 2014. OCA has received orphan drug designation in the United States and Europe for the treatment of PBC.

OCA is also currently being evaluated in a Phase 2b clinical trial for the treatment of nonalcoholic steatohepatitis, or NASH, known as the FLINT trial, which has been sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. In January 2014, the NIDDK stopped the double-blind treatment phase of the FLINT trial early following a planned interim analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criterion. OCA treatment resulted in a highly statistically significant improvement (p = 0.0024 on an intention-to-treat, or ITT, basis) in the primary histological endpoint, as determined by liver biopsies taken prior to trial initiation and at the end of the 72-week treatment period. The pre-defined threshold of statistical significance for stopping the FLINT treatment phase was p < 0.0031. All patients have stopped dosing of OCA and placebo and have entered into a pre-specified 24-week observational follow-up phase, during which blinding is maintained. Final results from the FLINT trial are currently anticipated to be presented in the fourth quarter of 2014. However, based on our ongoing dialogue with the NIDDK to obtain additional information, the NIDDK recently informed us that we will receive the final unblinded results of the FLINT trial in July 2014 after all remaining patients have completed the 24-week observational phase.

We own worldwide rights to OCA outside of Japan and China, where we have exclusively licensed the compound to Dainippon Sumitomo Pharma Co. Ltd., or DSP, and granted it an option to exclusively license OCA in certain other Asian countries. Patents in our OCA portfolio expire from 2022 to 2033. Our current plan is to commercialize OCA in the United States and Europe for the treatment of PBC, NASH and other indications by targeting primarily specialist physicians who specialize in the treatment of liver and intestinal disease, including both hepatologists and gastroenterologists.

In addition to PBC and NASH, we are developing OCA in other patient populations, including patients with cirrhosis, primary sclerosing cholangitis, or PSC, portal hypertension, alcoholic hepatitis and bile acid diarrhea. OCA has received orphan drug designation in the United States and Europe for the treatment of PBC and PSC. The pipeline chart below shows the current stage of development of OCA for these indications, as well as the preclinical programs for our other product candidates.

By virtue of our patent portfolio and the proprietary know-how of our employees and our collaborators at the University of Perugia, we believe that we hold a leading position in the bile acid chemistry therapeutic field. Through a longstanding collaboration with Professor Roberto Pellicciari, Ph.D., one of our co-founders, and certain scientists in the medicinal chemistry group at the University of Perugia, we have gained the capability to rationally design compounds that bind selectively and potently to FXR and other bile acid receptors. Starting with OCA and its underlying patents, which were assigned to us under our agreements with Professor Pellicciari, other researchers and the University of Perugia, our collaboration has resulted in a pipeline of bile acid analogs in addition to OCA, which target both FXR and a second dedicated bile acid receptor called TGR5, a target of interest for the treatment of type 2 diabetes and associated metabolic diseases. We intend to continue developing these and other product candidates as we advance our pipeline, in some cases subject to the procurement of additional funding or through strategic collaborations.

Our Strategy

Our strategy is to develop and commercialize novel therapeutics for patients with chronic liver, intestinal and other diseases, beginning with OCA for the treatment of PBC, NASH and other follow-on indications that we believe are underserved by existing therapies. The key elements of our strategy are to:

•	complete the development of OCA for PBC;
•	obtain regulatory approval of OCA for the treatment of PBC in the United States, Europe and other countries;
•	commercialize OCA in the United States, Europe and other countries, initially for the treatment of PBC;
•	continue to develop OCA for the treatment of NASH;
•	continue to develop OCA in other orphan and more prevalent liver, intestinal, kidney and other diseases; and
•	advance the development of earlier stage product candidates in our pipeline.

We have a team with a track record of successfully developing and delivering therapeutics for a number of indications. In order to achieve our strategic objectives, we have, and will remain, focused on hiring and retaining a highly skilled management team that has extensive experience and specific skill sets relating to the selection, development and commercialization of therapies for life-threatening diseases. We intend to continue our efforts to build and expand this team as we grow our business.

Overview of Liver Function, Bile Acids and Chronic Liver Diseases

The liver performs many functions that are crucial for survival, including the regulation of bile acid metabolism. Bile acids are natural detergent-like emulsifying agents that are released from the gallbladder into the intestine when food is ingested, and are essential for the absorption of dietary cholesterol and other nutrients. Cholesterol bound by bile acids is taken up by the liver, where the cholesterol is then converted into one of two primary bile acids. The bile acids are then actively secreted into bile ducts, which eventually empty into the gallbladder. This digestive cycle of bile flow from gallbladder to intestine to liver and back is called the enterohepatic recirculation of bile.

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

The biological effects of bile acids are mediated through dedicated receptors. The best understood is the farnesoid X receptor, a nuclear receptor that regulates bile acid synthesis and clearance from the liver, thereby preventing excessive bile acid build-up in the liver, which may be toxic. As a result, FXR is a target for the treatment of liver diseases such as PBC and PSC that involve impaired bile flow, a condition called cholestasis, in which the liver is exposed to higher than normal levels of bile acids, causing significant damage over time due to the detergent effects of bile acids. In addition, bile acid activation of FXR induces anti-fibrotic, anti-inflammatory, anti-steatotic and other mechanisms that are necessary for the normal regeneration of the liver and may play a role in the treatment of more prevalent liver diseases such as NASH and alcoholic hepatitis. Based on the discovery of similar FXR-mediated protective mechanisms in other organs exposed to bile acids, we believe that FXR may also be a potential target for the treatment of a number of intestinal, kidney and other diseases.

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

While PBC is rare, it is the most common cholestatic liver disease. An estimated 90% of patients are women, with approximately one in 1,000 women over the age of 40 afflicted by the disease. The mean age of diagnosis is about 40 years and the typical initial presentation occurs between the ages of 30 and 65 years. In the United States, the disease is the fifth most common cause of liver transplant and accounts for approximately two percent of deaths attributed to cirrhosis. A majority of PBC patients are asymptomatic at the time of initial diagnosis, but most develop symptoms over time. Fatigue and pruritus, or itching, are the most common symptoms in PBC patients. Less common symptoms include dry eyes and mouth, as well as jaundice, which can be seen in more advanced disease. Based on the guidelines of the American Association for the Study of Liver Disease, or AASLD, and the European Association for the Study of the Liver, or EASL, the clinical diagnosis of PBC is established based on the presence of (i) a positive anti-mitochondrial antibody, or AMA, a marker of this autoimmune disease seen in up to 95% of PBC patients, and (ii) elevated serum levels of ALP. In the earlier stages of PBC, ALP is often the only abnormally elevated liver enzyme, rising to between two to ten times higher than normal values. Bilirubin is a marker of liver function and is also monitored in PBC to provide an indication of how well the liver is functioning. Liver biopsy can be used to confirm the diagnosis of PBC, but is not required and is becoming less-frequently performed.

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

Currently Available Treatment Options for PBC

The only approved drug for the treatment of PBC is ursodeoxycholic acid, available generically as ursodiol, which is the standard initial course of therapy for all PBC patients. Ursodiol is a naturally occurring bile acid found in small quantities in humans and it is the least detergent of the various types of bile acids that make up the bile pool. In PBC patients, the typical daily dose of ursodiol of approximately one gram represents more than one-fifth of the entire bile pool and, after ongoing therapy, it will comprise at least half of the entire bile pool. It is believed that ursodiol treatment results in the bile pool being less toxic to the liver due to ursodiol’s dilution of other more detergent bile acids.

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

Although other drugs such as colchicine, budesonide, methotrexate and others have been tested as treatments in PBC, none has been shown to be both effective and safe in altering the course of the disease.

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

According to industry data, there are approximately 300,000 people with PBC in developed countries, of whom we believe approximately 60,000 have been diagnosed and are on ursodiol therapy. Based on this estimate, we believe there are up to 30,000 PBC patients who may currently be eligible for treatment with OCA. With increasing identification of PBC through routine liver function testing in primary care, we believe that there may be significantly more patients who will potentially be eligible for, and be interested in, receiving a new therapy if it becomes available on the market. While ursodiol is the standard of care for the treatment of PBC, given the limitations of its efficacy and the compliance challenges with the dosing regimen discussed above, we believe that there is a significant unmet need for a novel second line therapy in PBC.

Our Solution: OCA for PBC

Overview

Our lead product candidate, OCA, is a bile acid analog and first-in-class FXR agonist derived from the primary human bile acid chenodeoxycholic acid, or CDCA. CDCA, a natural FXR agonist, has historically been used safely as a chronic therapy for cholesterol gallstone disease. We are initially developing OCA for the second line treatment of PBC for patients with an inadequate therapeutic response to ursodiol or who are unable to tolerate ursodiol. OCA has received orphan drug designation in the United States and Europe for the treatment of PBC and a related disease called primary sclerosing cholangitis, or PSC. We believe we are the first company to have advanced an FXR agonist into clinical trials and have completed enrollment of our Phase 3 POISE trial to evaluate the safety and efficacy of OCA as a novel treatment in PBC. We expect top-line results from the POISE trial to be available in March 2014. If the results of the POISE trial are positive, we expect to file for marketing approval in the United States and Europe at the end of 2014. We own worldwide rights to OCA outside of Japan and China, where we have exclusively licensed the compound to DSP, which also has an option to exclusively license OCA in certain additional Asian countries.

We have completed two randomized, placebo-controlled Phase 2 trials of OCA in PBC patients, one with OCA in combination with ursodiol and one with OCA as monotherapy. The first trial enrolled 165 patients to evaluate the addition of OCA to ursodiol in patients with an inadequate response to ursodiol therapy, and the second trial enrolled 59 patients to evaluate OCA given as monotherapy. Both trials showed that, over a 12-week period, single daily doses of OCA at the lowest dose of 10 mg met the primary and secondary endpoints of those trials, producing statistically significant reductions in levels of ALP of greater than 20% and statistically significant reductions in levels of other important liver enzymes. We consider reductions in ALP levels of greater than 10% to be a clinically meaningful improvement. Further, long-term open-label extension phases of these trials have demonstrated that the majority of patients taking OCA for at least 12 months, with some on therapy for more than 4 years, maintained a durable treatment response. Pruritus, or itching, a very common symptom in PBC patients, was the most common adverse event reported in our Phase 2 trials, with severity increasing with dose.

OCA Benefits in PBC

We believe that OCA has the potential to provide the following benefits in the treatment of PBC:

•	Efficacy. In addition to achieving the primary endpoint in our Phase 2 trials, the data also demonstrated that 80% of OCA-treated patients across our Phase 2 trials experienced a reduction in ALP levels of at least 10%, which we consider to be a clinically meaningful improvement, as compared to 13% of placebo-treated patients. Although we do not yet know the results of our Phase 3 POISE trial, based on our analysis of the data for those Phase 2 patients who would have met the entry criteria for our POISE trial, after 12 weeks of treatment approximately 40% to 45% of OCA-treated patients would have met the POISE trial primary endpoint, as compared to 5% to 9% of the placebo-treated patients.
•	Pharmacological Activity. Unlike ursodiol, which has no FXR-agonistic activity, OCA is approximately 100-times more potent than CDCA in activating the FXR receptor. In numerous animal models, sustained FXR activation with OCA treatment has resulted in the prevention, and even reversal, of liver damage caused by progressive fibrosis. Our Phase 2 trials have demonstrated that most patients taking OCA also have significant reductions in immunoglobulin M, or IgM, and, in the combination trial with ursodiol, C-reactive protein, or CRP, common indicators of autoimmune activity. We believe that this demonstrates potential disease-modifying therapeutic activity directly addressing the underlying autoimmune pathology.
•	Ease of Use. We anticipate seeking approval of OCA for the treatment of PBC with a single 5 mg, 10 mg or 25 mg dose tablet each day, which at any of these doses is a small fraction of the amount of ursodiol that a PBC patient is typically prescribed.

Phase 3 PBC Program for OCA

We designed our Phase 3 POISE trial to study the safety and efficacy of OCA in PBC patients with an inadequate therapeutic response to ursodiol or who are unable to tolerate ursodiol. In this trial, eligible PBC patients continued their ursodiol treatment, except for those patients unable to tolerate ursodiol, and were randomized into one of three trial arms of approximately 72 patients each, adding either: 10 mg of OCA; 5 mg of OCA increasing over the course of the trial to 10 mg of OCA; or a placebo. Of the 217 patients randomized, 19 patients (approximately 9%) discontinued early, including seven patients (approximately 3%) who did so due to pruritus. Top-line results from the double-blind phase of the POISE trial are expected to be available in March 2014. Patients completing the 12 month double-blind phase have been given the option to continue in an open-label, long-term safety extension, or LTSE, phase for another five years, during which all patients will receive OCA treatment with daily doses ranging from 5 mg to 25 mg, as clinically indicated. Of the 198 patients who completed the double-blind phase, more than 95% continued in the LTSE phase of the trial, and approximately 188 patients remained in the LTSE phase of the trial as of February 28, 2014.

The primary endpoint of the 12 month double-blind portion of the POISE trial is the achievement of both a reduction in ALP level to below a threshold of 1.67 times upper limit normal, or ULN, with a minimum of 15% reduction in ALP level from baseline, and a normal bilirubin level, a biomarker of liver function, for patients in the applicable treatment arm of the trial as compared to patients in the placebo arm after 12 months of therapy. ULN is the uppermost level of a specified parameter that is considered normal in healthy people. Patients with ALP and bilirubin levels below these thresholds have been shown in long-term studies to be at significantly lower risk of progressing to liver transplant and death. In order to be eligible to enter the POISE trial, patients must have previously met the diagnostic criteria for PBC and have been taking a therapeutic dose of ursodiol for at least 12 months or, if unable to tolerate ursodiol, patients must not have been on therapy for at least three months prior to entering the trial. In addition, patients must have had ALP levels of at least 1.67 times ULN and/or bilirubin levels of one to two times ULN. The POISE trial was designed to enroll 180 patients across approximately 60 clinical sites in North America and Europe. We completed enrollment of 217 patients into the POISE trial in December 2012 with 59 participating clinical sites in North America and Europe.

We are advancing a once-daily 10 mg dose of OCA in the POISE trial as one of our potential approvable doses. The chart below shows a retrospective analysis of the extracted intention-to-treat data for the 10 mg dose groups in our two Phase 2 trials based on patients who would have met the inclusion criteria for entry in the POISE trial. Based on this analysis, after 12 weeks of treatment, approximately 40% to 45% of OCA-treated patients in our Phase 2 trials would have met the POISE trial primary endpoint as compared to 5% to 9% of the placebo-treated patients. In addition, 80% of OCA-treated patients across our Phase 2 trials had a reduction in ALP levels of at least 10%, as compared to 13% of placebo-treated patients.

If the results of the POISE trial are positive, we intend to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for approval of OCA for the treatment of PBC in the United States and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for approval in Europe, at the end of 2014. Based on written scientific advice from the EMA, we believe that the EMA will consider our current clinical program to be appropriate to support an MAA for OCA. With respect to the FDA, we intend to request an accelerated approval of OCA based on the acceptance of the POISE trial primary endpoint as a surrogate endpoint that is reasonably likely to predict clinical benefit. If the FDA grants an accelerated approval of OCA, we will be required to complete a clinical outcomes trial post-approval to confirm the clinical benefit predicted by the achievement of the surrogate endpoint. This clinical outcomes trial must satisfy FDA’s definition of an adequate and well-controlled trial and is expected to be underway at the time the FDA makes a decision whether to grant accelerated approval, with completion to follow on a post-marketing basis. As the acceptance of a new accelerated approval endpoint is a review issue, the FDA will likely not formally confirm our use of a surrogate endpoint in the POISE trial as the basis for regulatory approval until after the NDA is submitted. In the meantime, we are in discussions with the FDA about the design of the clinical outcomes trial and plan to initiate it during the third quarter of 2014.

A number of published clinical studies have demonstrated that lower levels of ALP, both independently or in conjunction with normal bilirubin levels, correlate with a significant reduction in adverse clinical outcomes such as liver transplant and death. We believe that one of the key factors in the FDA’s potential acceptance of our POISE trial primary endpoint as a basis for accelerated approval will be the result of PBC clinical outcomes data of more than 6,100 PBC patients from 15 academic centers in eight countries that have been compiled by the Global PBC Study Group, which we are sponsoring, as well as a dataset of over 4,000 PBC patients across the UK compiled by the UK PBC Group. These represent the largest prospective PBC clinical datasets assembled to analyze the correlation of biochemical therapeutic response with clinical outcomes in PBC patients. We believe that the analyses already published and presented at scientific meetings by these two groups confirm that the achievement of an ALP level of less than 1.67 times ULN, together with a normal bilirubin level, correlates with a highly statistically significant reduction of risk of adverse clinical outcomes such as liver transplant and death in PBC patients. Specifically, the Global PBC Study Group analyses demonstrated that patients who failed to meet the POISE trial primary endpoint after one year of ursodeoxycholic acid (UDCA) treatment had approximately 2.8 times greater chance of dying or requiring a liver transplant.

Summary of additional preclinical and clinical studies to support regulatory submissions

Based on our interactions with the FDA and EMA and our own analysis of potential data requests, we believe that, in addition to the successful completion of the POISE trial, the following clinical studies are required to support our planned NDA and MAA filings in late 2014:

•	Ongoing long-term safety extension trials, for which we expect to submit approximately 650 patient cumulative years of safety data across all clinical trials;
•	a Phase 1 clinical trial in healthy volunteers to evaluate the effect of OCA on the heart’s electrical cycle, known as the QT interval; and
•	Phase 1 clinical trials in healthy volunteers to evaluate the biocomparability and pharmacokinetics of the OCA formulations used in our clinical trials and our anticipated commercial drug product; and
•	additional clinical pharmacology trials, including studies evaluating drug interactions and the effects of food and drug-disease interaction studies, some of which are currently underway.

We are also conducting other trials and studies to support our planned NDA and MAA filings, including a study to evaluate the potential effects and clinical significance of OCA on the lipid profile of patients with PBC, which is currently in progress.

Summary of Completed OCA PBC Clinical Trials and Ongoing Long Term Safety Extension Trials

Completed Phase 2 Trial: OCA as Combination Therapy in PBC Patients

We have completed a double-blind, placebo-controlled Phase 2 clinical trial of OCA in 165 patients with PBC. The trial evaluated the effects of adding one of three doses of OCA (10 mg, 25 mg and 50 mg) or placebo to ursodiol therapy in patients with ALP levels of higher than 1.5 times ULN who had not responded adequately to ursodiol therapy alone. Patients continued their prior ursodiol dose throughout the trial. The trial was comprised of a 12-week treatment period, with a two-week follow up. At the end of the 12-week treatment period, patients receiving each of the three doses of OCA added to ursodiol therapy had statistically significant reductions in mean ALP levels as compared with patients receiving placebo plus ursodiol therapy, the primary endpoint. The p-value for the results of the primary endpoint was p < 0.0001 for each of the dose groups. OCA-treated patients demonstrated a mean reduction of 21% to 25% in ALP levels, as compared to patients receiving placebo plus ursodiol therapy, who exhibited a mean reduction of less than 3%. At trial entry, the baseline mean ALP value for all the patient groups was approximately 2.4 times ULN. In addition, based on pre-specified analyses, OCA-treated patients experienced similar significant decreases in other clinically relevant liver enzymes such as gamma glutamyl transferase, or GGT, aspartate transaminase, or AST, alanine transaminase, or ALT, and bilirubin. Furthermore, serum markers of inflammation and immune response also improved in OCA-treated patients as seen in reductions of CRP and IgM, which are closely associated with autoimmune dysfunction in PBC.

With the exception of a higher incidence of pruritus in the two highest OCA dose groups and a higher incidence of severe pruritus in all OCA dose groups, the Phase 2 clinical trial data showed that adverse events were generally similar across all groups, including the placebo group. Pruritus was dose-dependent, with the ursodiol plus placebo incidence at 50%, ursodiol plus 10 mg of OCA at 47%, ursodiol plus 25 mg of OCA at 85% and ursodiol plus 50 mg of OCA at 80%. The severity of pruritus and the discontinuation rate due to severe pruritus increased with OCA dose and was worse than seen with placebo. There were no other statistically significant side effects observed in the OCA dose groups compared to the placebo group, except for mild nausea.

Completed Open-label Long-Term Safety and Efficacy Trial for OCA as Combination Therapy

Following the completion of the double-blind portion of the Phase 2 combination trial described above, 78 patients were enrolled in an open-label long-term safety and efficacy extension trial, or LTSE. In the LTSE, patients continued to receive open-label OCA, increasing from a dose of 10 mg to as high as 50 mg each day.

Of the 78 patients in the trial, 19 subsequently discontinued their participation in the LTSE, ten due to pruritus, one due to elevated bilirubin and eight due to other adverse events or for other reasons. Pruritus was the most common adverse event, reported in 68 of the 78 patients (approximately 87%). Other adverse events included fatigue, insomnia and upper respiratory tract infection, each of which was reported by approximately 13% of the patients in the LTSE. There were five serious adverse events in the LTSE, of which two occurred at each of the 10 mg and 25 mg doses and one occurred at the 50 mg dose. None of the serious adverse events, which were typically related to hospitalizations for pre-existing conditions, was considered likely to be related to OCA therapy, and no serious adverse event was considered to be cardiovascular or hepatic in nature.

In patients whose OCA dose was increased in the LTSE, there was a benefit of increasing the dose up to 25 mg from 10 mg, but not in increasing the dose above 25 mg. Patients whose dose increased from 10 mg to 25 mg achieved an incremental decrease in ALP of 9%. Over two-thirds of the patients in the LTSE were increased to a dose of OCA of 20 mg or more.

As shown in the chart below, patients taking OCA in the LTSE achieved mean reductions in ALP to approximately 1.67 times ULN after having been on therapy for three months and maintained that treatment response throughout a 12-month period and beyond. We believe that the data from this LTSE and the data from our ongoing monotherapy LTSE trial discussed below demonstrate that a large majority of patients taking OCA for at least 12 months, with some currently on therapy for more than four years, maintain a durable therapeutic response.

Phase 2 Combination Trial LTSE

*	SEM is defined as the “standard error of the mean,” which is a statistical estimate of the amount that an obtained mean may be expected to differ by chance from the true mean.
***	p<0.0001

Completed Phase 2 Trial:  OCA as Monotherapy in PBC Patients

We have completed a 59 patient double-blind, placebo-controlled Phase 2 clinical trial of OCA given as a monotherapy to patients with PBC. The trial evaluated the effects of 10 mg and 50 mg doses of OCA compared to placebo in patients with baseline ALP levels of higher than 1.5 times ULN. Patients either had never taken ursodiol or had not been taking ursodiol for at least three months before the start of the trial. The trial was comprised of a 12-week treatment period, with a two-week follow up. At the end of the 12-week treatment period, statistically significant reductions in ALP were seen in the treated patients (38% to 45% mean ALP reductions compared with no change in the placebo-treated patients). The p-value for the results of the primary endpoint was p < 0.0001 for each of the OCA dose groups. Patients in the 10 mg dose group experienced absolute reductions in ALP levels from a mean of approximately 3.9 times ULN to approximately 1.9 times ULN at the end of the trial. Even greater reductions in GGT (63% to 75%) were seen in the OCA-treated groups (compared to 3% for placebo-treated groups). There were also significant improvements in ALT levels and statistically significant improvements in bilirubin levels. In addition, statistically significant changes in IgM were shown. Pruritus was seen more commonly in the patients treated with OCA, with the incidence, severity and discontinuation rate all increasing with dose; otherwise, the other adverse events were not clearly different across the groups.

Ongoing Open-label Long-Term Safety and Efficacy Trial for OCA as a Monotherapy

Following the completion of the double-blind portion of the Phase 2 monotherapy trial described above, some patients were given the option to enroll in an open-label long-term safety and efficacy extension trial, or monotherapy LTSE. The monotherapy LTSE phase is currently ongoing. Patients continue to receive open-label OCA in this phase, and have been increased from a starting dose of 10 mg to as high as 50 mg.

As of January 31, 2014, 19 patients were continuing in the monotherapy LTSE, among whom 11 patients have been on OCA therapy for four or more years. Approximately half of the patients are currently taking 20 mg of OCA. Pruritus is the most common adverse event and has been reported over the course of the monotherapy LTSE in 25 of the 28 subjects (or 89%) for whom data are available. Other adverse events include headache, arthralgia, constipation, fatigue and nausea, which have been reported in approximately 36%, 32%, 32%, 32% and 32% of the patients, respectively.

As shown in the chart below, patients taking OCA in the LTSE maintained mean reductions in ALP to approximately 1.67 times ULN throughout a 45-month period.

Phase 2 Monotherapy Trial LTSE

Summary of Completed Phase 1 Trials

OCA has been evaluated in two Phase 1 clinical trials to study its safety and pharmacokinetic profile in healthy volunteers. The first was a single ascending dose trial in 24 subjects testing single OCA doses in the range of 50 mg to 500 mg. The second was a multiple ascending dose trial in 50 subjects testing repeated OCA doses in the range of 25 mg to 250 mg for 12 consecutive days. Adverse events seen in the Phase 1 trials were generally mild. Only two adverse events, upper abdominal pain and nasopharyngitis, were observed in one subject each in the single ascending dose trial. In the multiple ascending dose trial, doses from 25 mg to 100 mg were generally well-tolerated. At the highest dose of 250 mg, ALT and AST increases were seen, consistent with our animal toxicology data. This dose is 25 times greater than the 10 mg dose in the POISE trial and ten-times greater than the 25 mg dose being tested in our ongoing FLINT trial. Half of the subjects in the 250 mg dosing group reported mild pruritus and one discontinued due to a rash, suggesting that in subjects without cholestasis or significant liver disease, pruritus occurs only at doses considerably higher than are currently being evaluated in clinical trials.

Nonalcoholic Steatohepatitis (NASH)

NASH is a common and serious chronic liver disease caused by excessive fat accumulation in the liver, or steatosis, that induces inflammation and may lead to progressive fibrosis and cirrhosis, followed by eventual liver failure and death. NASH is now considered to be the second leading and rapidly increasing cause of hepatocellular carcinoma, or primary liver cancer, which may develop in NASH patients prior to the liver becoming cirrhotic. While the condition of steatosis alone, known as nonalcoholic fatty liver disease, or NAFLD, may not necessarily be harmful to the liver, approximately one-third of NAFLD patients progress to NASH for reasons that are not yet completely understood. Other common co-existing conditions such as obesity and type 2 diabetes, which afflicts up to half of all NASH patients, are important risk factors in NASH, and insulin resistance is believed to promote inflammation and fibrosis in the liver. NASH is believed to be one of the most common chronic liver diseases worldwide, with an estimated prevalence of more than 10% of the general adult population in the United States, with similar prevalence estimated in Europe, Japan and other developed countries. Additionally, NASH has become a highly prevalent liver disease in developing countries such as India and China. A narrower focus on those NASH patients with advanced fibrosis and cirrhosis, thought to be irreversible stages in the natural history of the disease, amounts to an estimated prevalence of more than 2.5% of the general adult population, potentially afflicting approximately six million adult patients in the United States. Although the prevalence of NASH is lower in children, it has also become a serious disease burden in the pediatric population.

While NASH is commonly associated with obesity, it also can also occur in non-obese patients and has been linked in both developed and developing countries to the adoption of a Western diet, with increased consumption of processed foods containing polyunsaturated fatty acids and fructose. Cardiovascular disease, cancer and liver failure are the most common causes of death in NASH patients. More than 20% of NASH patients progress to cirrhosis within a decade of follow-up and, with the rapidly increasing prevalence of the disease, NASH has become the third most common reason for liver transplant in the United States and is projected to become the leading indication for transplant in the next few years, overtaking both chronic hepatitis C infection and alcoholic liver disease. NASH patients have a ten-fold greater risk of liver-related mortality as compared to the general population and a six-fold greater risk of liver-related mortality as compared to patients with less severe NAFLD. The presence of type 2 diabetes in the broader NAFLD population is associated with a much greater mortality risk, with a 23-fold higher rate of liver-related mortality as compared to non-diabetic NAFLD patients.

Currently, a definitive diagnosis of NASH is based on a histologic assessment of a liver biopsy for certain key features associated with NASH, including steatosis, lobular inflammation and hepatocyte ballooning. However, non-invasive methods of diagnosis are being explored, including transient elastography (an ultrasound technology approved in Europe and more recently in the United States for the measurement of liver fibrosis), magnetic resonance imaging and serum biomarkers. We believe that further validation and approval of non-invasive diagnostic and disease staging methods, as well as the anticipated future regulatory approval of novel NASH therapies, will lead to a significant increase in diagnosis and treatment of patients with NASH.

Currently Available Treatment Options for NASH

There are currently no drugs approved for the treatment of NAFLD or NASH. However, it has been reported that in 2010 there were approximately $615 million in off-label sales of various therapeutics for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care, but have not conclusively been shown to prevent disease progression.

NASH Unmet Medical Need

Although some of the off-label treatments described above have been studied as possible treatments for NASH, none has been approved by the FDA or EMA as a treatment for this disease. Currently, the outlook and treatment options for end-stage NASH patients are limited. Although liver transplant can be curative, many patients fail to receive a donor organ in time, and for those who do, there are very significant clinical risks, such as infection and organ rejection, as well as significant costs. In addition, the post-transplant recurrence rate of NASH has been shown to be as high as 25% at 18 months. Given the lack of available treatment options, we believe that there is a significant unmet need for a novel therapy for NASH, particularly in those patients with advanced fibrosis and cirrhosis.

Our Solution: OCA for NASH

OCA’s Potential Benefits in NASH

FXR activation has been shown to play a key role in the regulation of the metabolic pathways relevant to NASH, highlighting FXR as a potential drug target for treatment of the disease. Given the significant unmet medical need of patients with NASH, we believe that the potent ability of OCA to activate FXR could result in a major clinical benefit through potential amelioration or reversal of liver steatosis, insulin resistance, inflammation and fibrosis. We believe that OCA has the potential to provide the following benefits in the treatment of NASH:

•	Efficacy. In addition to achieving the primary endpoint in the Phase 2b FLINT trial in NASH patients, in an earlier 6-week Phase 2 trial in diabetic NAFLD patients, OCA also demonstrated an approximately 24.5% mean increase from baseline in insulin sensitivity, compared to a 5.5% mean decrease in insulin sensitivity in the placebo group, and statistically significant weight loss from baseline.
•	Pharmacological Activity. In animal models, sustained FXR activation with OCA treatment has resulted in the reversal of liver fibrosis, the reversal of portal hypertension, improvements in triglycerides, steatosis, insulin sensitivity and inflammation, and the prevention of atherosclerosis. Mice that lack functional FXR (so-called knockout mice) spontaneously develop NASH accompanied by hypertriglyceridemia and insulin resistance, and go on to develop hepatocellular carcinoma, or primary liver cancer. We believe that the combined mechanisms of FXR activation, coupled with the occurrence of NASH in animals lacking FXR, support the potential disease-modifying therapeutic potential of OCA in directly addressing the underlying disease pathology in NASH.
{bl level="1" Pharmacological Activity. In animal models, sustained FXR activation with OCA treatment has resulted in the reversal of liver fibrosis, the reversal of portal hypertension, improvements in triglycerides, steatosis, insulin sensitivity and inflammation, and the prevention of atherosclerosis. Mice that lack functional FXR (so-called knockout mice) spontaneously develop NASH accompanied by hypertriglyceridemia and insulin resistance, and go on to develop hepatocellular carcinoma, or primary liver cancer. We believe that the combined mechanisms of FXR activation, coupled with the occurrence of NASH in animals lacking FXR, support the potential disease-modifying therapeutic potential of OCA in directly addressing the underlying disease pathology in NASH. {bl level="1"}Ease of Use. We anticipate seeking approval of OCA for the treatment of NASH at a single daily dose.

Phase 2 NASH Program for OCA

Phase 2 Trial: OCA as Therapy in Type 2 Diabetic Patients with NAFLD

We previously completed a Phase 2 clinical trial of OCA in 64 type 2 diabetic patients with NAFLD. While only three patients in this trial had previously undergone a biopsy to confirm histological determination of NASH, we believe that a majority of the patients in this trial were likely to have had NASH, given the disease’s association with obesity and diabetes and based upon an evaluation of serum fibrosis biomarkers from patients in this trial. This double-blind, placebo-controlled trial tested 25 mg and 50 mg doses of OCA over a six-week period and assessed the effects of OCA on insulin sensitivity. In this trial, OCA therapy significantly improved insulin sensitivity both in the liver and peripheral tissues, thereby meeting the primary endpoint in the trial with a mean improvement in liver insulin sensitization from baseline of approximately 24.5% in the combined OCA dose groups, as compared to a worsening of approximately 5.5% in the placebo group (p=0.011). Significant improvements in weight loss were noted, along with improvements in liver enzymes such as GGT and ALT.

OCA was generally well-tolerated by the trial patients, with side effects in the treatment groups not meaningfully different than those reported on placebo (apart from mild constipation in the 50 mg group). Consistent with anticipated FXR-related lipid metabolic effects starting with the clearance of excess lipid load from the liver, there were changes in mean serum lipid profiles observed in the OCA treatment groups compared with the placebo group that included decreased triglycerides, increased LDL cholesterol and slightly decreased HDL cholesterol from baseline. In our publication of the results, we observed that once-daily treatment for six weeks at the 25 mg OCA dose, which we subsequently selected to advance in our NASH development program, led to an approximately 12% decrease in mean triglycerides to 170 mg/dL from a baseline mean level of 193 mg/dL, an approximately 22% increase in mean LDL cholesterol to 120 mg/dL from a baseline mean level of 98 mg/dL, and an approximately 5% decrease in mean HDL cholesterol to 35 mg/dL from a baseline mean level of 37 mg/dL. Retrospective analysis of the approximately 40% of patients in the trial who had been taking cholesterol-lowering statin drugs suggested that statin use attenuated the increase in LDL cholesterol and decrease in HDL cholesterol, while also apparently being associated with an enhanced lowering of triglycerides.

Phase 2b FLINT Trial for NASH

In January 2014, the treatment phase of the Phase 2b FLINT trial of OCA for patients with NASH was stopped early following a planned interim analysis showing that the primary endpoint of the trial had been met based on a pre-defined efficacy criterion.

The FLINT trial is sponsored and conducted by the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, which oversees a clinical research network of eight leading NASH centers in the United States. The NIDDK had previously completed the PIVENS trial comparing the diabetes drug pioglitazone and vitamin E, individually, versus placebo in 247 non-diabetic NASH patients over a 96-week treatment period. While the vitamin E treatment arm met the primary efficacy endpoint of improvement in histologic features of NASH based on the NAFLD activity score, or NAS, it did not show a benefit in fibrosis and there are potential safety concerns associated with long-term use of vitamin E. The NIDDK subsequently sought to identify another potential novel therapeutic agent for NASH and, in 2010, selected OCA from a group of several competing compounds for evaluation in the FLINT trial. The NIDDK’s selection was based on its review of the safety and efficacy results from our Phase 2 trial of OCA in type 2 diabetic patients with NAFLD, as well as data from studies of OCA in chronic animal models of liver disease involving steatosis, fibrosis and cirrhosis.

The FLINT trial enrolled 283 NASH patients who were randomized to either a 25 mg single daily dose of OCA or placebo. We believe this is the largest NASH clinical trial conducted to date. Of the 283 patients enrolled in FLINT, 187 (66%) were female and 229 (81%) were over 40 years of age. Patients enrolled in FLINT were qualified based on a diagnosis determined by liver biopsy confirming a diagnosis of definite or probable NASH and a NAS of four or greater out of a total eight-point scale, and with a score of at least one in each component of the NAS (steatosis 0-3, lobular inflammation 0-3, ballooning 0-2). End of study biopsies were conducted in patients who completed the 72-week treatment period, with all biopsies centrally read and scored in a blinded fashion.

The NIDDK’s decision to stop the treatment phase of FLINT in January 2014 was based on the recommendation of the trial’s Data Safety Monitoring Board, or DSMB, which reviewed liver biopsy data from before and at the end of the treatment period in 164 (58%) of the 283 randomized patients, in accordance with a planned interim efficacy analysis. This interim analysis demonstrated that OCA treatment resulted in a highly statistically significant improvement (p=0.0024 on an intention-to-treat, or ITT, basis) in the primary histological endpoint, defined as a decrease in the NAS of at least two points with no worsening of fibrosis as compared to placebo, which met the pre-defined threshold of p<0.0031 for stopping the treatment phase of FLINT. As specified in the FLINT protocol, the NIDDK’s decision to stop the treatment phase early was based primarily on OCA therapy having met the pre-defined efficacy criterion, while being informed by the risks involved in conducting liver biopsies in the remaining patients and the available safety data described below. All patients have stopped dosing of OCA and placebo and have entered into a pre-specified 24-week observational follow-up phase, during which blinding is maintained.

We have been engaged in an ongoing dialogue with the NIDDK with the goal of obtaining additional data from FLINT. The NIDDK recently informed us that we will receive the final unblinded results of FLINT in July 2014 after all remaining patients have completed the 24-week observational phase. The NIDDK subsequently plans to present the results in November 2014 at the annual meeting of the American Association for the Study of Liver Disease, or AASLD. This final dataset is expected to include efficacy and safety data from those patients included in the interim analysis, as well as the additional patients who completed the 72-week treatment phase prior to entering the 24-week observational phase in January 2014 (altogether, totaling approximately 75% of the 283 patients enrolled), and safety data from the entire patient cohort.

The NIDDK previously noted that disproportionate lipid abnormalities consisting of increases in total cholesterol, together with increases in LDL cholesterol and decreases in HDL cholesterol, have been observed in the patients taking OCA in the trial. Although we do not yet know the magnitude of these lipid effects or whether OCA treatment also resulted in a concomitant decrease in triglycerides, we believe that the observed lipid changes appear to be consistent with the pattern observed in the diabetic NAFLD patients treated with OCA in our previous Phase 2 trial. We believe that they are based on the lipid metabolic mechanisms regulated by FXR that have been shown in animal models to result in increased lipid clearance from the liver and other organs, while also stimulating reverse cholesterol transport. In animal models of metabolic and cardiovascular diseases, FXR activation by OCA and other FXR agonist compounds has been shown to result in protective effects in the liver, as well as in the vasculature due to decreased calcification and plaque formation in the arterial wall, which are the hallmark of atherosclerosis.

In both NAFLD and NASH patients, steatosis results from the accumulation of excess triglycerides in the liver and has been closely linked to cardiovascular disease and the risk of adverse events in such patients. In the NIDDK’s previously conducted PIVENS trial in 247 non-diabetic NASH patients, there were a total of 34 cardiovascular events, of which 12 occurred in the placebo group, 12 in the vitamin E group and 10 in the pioglitazone group. In the vitamin E arm of the PIVENS trial, two patients suffered life-threatening adverse events, one of which was cardiovascular in nature, and one patient died.

In FLINT, 149 (53%) of the NASH patients suffered from co-morbid type 2 diabetes, whereas the PIVENS trial excluded diabetic patients. Therefore, we believe PIVENS had a less metabolically compromised and clinically at-risk population than that in FLINT. We therefore believe the overall FLINT patient cohort was at more risk of experiencing cardiovascular events than patients in the PIVENS trial, since up to 50% of diabetic NASH patients have cardiovascular disease and over a ten-year follow up period have an observed mortality of greater than 50%, more than double that of non-diabetic patients.

We recently received a report of blinded FLINT safety data from the NIDDK and have learned that as of the end of December 2013 a total of ten cardiovascular serious adverse events had occurred in seven (2.5%) of the patients in FLINT across both treatment groups, at which point 207 (73%) patients had completed the 72-week treatment phase and 73 remaining patients had all been on study for 60 weeks or more. As part of its review, the trial’s DSMB expressed concern regarding hyperlipidemia and the occurrence of serious cardiovascular events, both of which were seen in both the treatment and placebo groups, but disproportionately in patients receiving OCA. However, the NIDDK has advised us that while the incidence of the serious cardiovascular events was numerically higher in the patients receiving OCA therapy, it was not statistically significantly different as compared to the placebo group.

The likely association of a serious adverse event with treatment is designated according to the principal investigator’s and NIDDK’s clinical judgment in one of the following five categories: definitely related, probably related, possibly related, probably not related and definitely not related. Of the ten cardiovascular serious adverse events reported in FLINT, none were considered probably or definitely related to treatment. Eight of them occurred in five patients and were determined to be either definitely not related or probably not related to treatment. The remaining two serious adverse events occurred in two patients receiving OCA who were unblinded. These two unblinded events were subsequently considered by the NIDDK to be possibly related to treatment, although in one of the cases the principal investigator had determined that the event was unrelated. Based on our own medical review of the detailed case histories, numerous comorbid conditions and other clinically relevant factors affecting each of these patients, we believe that these two serious adverse events were probably not related to OCA treatment. Any such unblinded serious adverse events that occurred in patients found to be receiving placebo would not have been reported to us, so we do not know the corresponding number of such events that may have occurred in the placebo arm.

The first of the unblinded serious adverse events occurred in a 73 year old patient who, along with NASH and type 2 diabetes, suffered from a number of other comorbid conditions for which she was taking numerous medications. This patient also had a history of recurring urinary tract infections. Approximately five weeks after initiating OCA therapy, she developed a urinary tract infection and urosepsis, which is caused by a bacterial infection that spreads throughout the body via the bloodstream and can rapidly lead to multiple organ failure and death. This resulted in the patient’s immediate admission into the intensive care unit, or ICU, at which time her OCA treatment was discontinued. Over the subsequent month, during which time the patient remained hospitalized in the ICU, she experienced cardiogenic shock, respiratory failure, deteriorating kidney function and a number of other complications. She went on to develop congestive heart failure and pulmonary edema, then was reported to have experienced a stroke and died. However, based on a computed tomography, or CT, scan, the principal investigator subsequently found evidence against the occurrence of a stroke and concluded that the events resulting in the patient’s death were unlikely related to OCA treatment. While there has been no reassessment made by the NIDDK, the principal investigator reported instead that in his view death was due to congestive heart failure and respiratory failure in the setting of the patient’s recurrent urinary tract infections, sepsis and malnutrition.

The second unblinded serious adverse event occurred in a 59 year old patient who, along with NASH, suffered from numerous other comorbid conditions for which she was taking several medications. This patient also had a history of multiple prior surgeries, as well as hyperlipidemia, abnormally elevated liver enzymes, diabetes, obesity and hypertension. At approximately 30 weeks after initiating OCA therapy, a CT scan showed improved fatty liver in this patient. The laboratory results from this patient’s visit approximately 60 weeks after initiating OCA therapy showed an improved lipid profile, normalized liver enzymes, and improved glycosylated hemoglobin, an assessment of diabetes control. Subsequently, the family of the patient reported that she had died of a suspected heart attack approximately two weeks after her last visit, although the cause of death was not confirmed by the patient’s primary care physician.

Phase 2 DSP Trial for NASH

In addition to the FLINT trial, as of January 2014, our collaborator DSP had completed enrollment of 200 patients in a double-blind, placebo-controlled, parallel group Phase 2 NASH trial in Japan. This trial is evaluating the efficacy and safety of a once-daily 10 mg, 20 mg or 40 mg dose of OCA as compared to placebo. The primary efficacy endpoint in the DSP NASH trial is the same as that being used in the FLINT trial, based on histological improvement as measured by a two-point improvement in the NAS with no worsening in fibrosis. In addition, histological scoring based on the Matteoni scoring system, which has been shown to be correlated to clinical outcomes, is planned as a secondary endpoint. This trial is anticipated to be completed by the end of 2015.

NASH Regulatory Pathway

We intend to discuss with the FDA and EMA in 2014 the clinical and regulatory requirements to advance OCA for the treatment of NASH. In September 2013, the FDA and AASLD jointly sponsored a two-day workshop that brought together relevant regulatory, academic and industry stakeholders to discuss clinical trial design and endpoints for liver disease secondary to NAFLD, primarily focusing on NASH. During this workshop, the FDA stated its willingness to consider the acceptance of surrogate endpoints reasonably likely to predict clinical benefit to enable earlier accelerated approval of new NASH therapies, provided there was a commitment by the sponsor to complete clinical outcomes trials on a post-marketing basis to confirm clinical benefit. However, these statements do not constitute formal regulatory guidance. Subject to a detailed review of the FLINT trial results and the receipt of formal guidelines and guidance from the FDA and EMA, we currently believe that we will likely conduct one or two pivotal Phase 3 clinical outcomes trials of OCA in NASH patients. We expect any such Phase 3 trial would incorporate an interim surrogate endpoint that may serve as the basis for filing for accelerated approval in the United States and the equivalent conditional or potentially full approval in Europe. Examples of potential surrogate endpoints include the use of histological improvement, using the NAS or another scoring system, or histological resolution of NASH in pre-cirrhotic patients or improvements in histologic fibrosis scores and/or hepatic venous pressure gradient, or HVPG, in cirrhotic patients.

Pending discussion with the FDA and EMA, along with availability of sufficient funding, we plan to initiate a randomized, double-blind, placebo-controlled Phase 3 clinical outcomes trial in NASH patients with advanced fibrosis (e.g., bridging fibrosis) who are considered to have irreversible disease and in whom diet and lifestyle changes do not appear to be of benefit. We anticipate that this trial will evaluate liver-related adverse clinical outcomes, such as the progression to fibrosis, as the primary endpoint. We believe that this trial would incorporate a planned interim analysis focusing on histologic improvement after one to two years of treatment, which could potentially serve as the basis for accelerated approval. As currently contemplated, the trial will evaluate the effects of a once-daily dose of OCA, as compared to placebo. Should we gain agreement with the FDA and EMA on the design of this proposed trial, we anticipate that we will need to secure additional funding to conduct it. Such a trial would involve several hundred patients and we currently plan to initiate this trial in the first half of 2015. In the meantime, we intend to initiate a Phase 2 trial investigating the lipid metabolic effects of OCA in NASH patients in the second half of 2014 and may also initiate a Phase 2 trial of OCA in pediatric NASH patients in late 2014.

Additional Potential Patient Populations Indications for OCA

Based on the potential protective effects of OCA in the liver, we are conducting clinical trials in additional patient populations and chronic liver disease indications with potentially significant market opportunities, with the view of expanding OCA’s therapeutic applications.

Potential Use of OCA to Treat Portal Hypertension

A study in an animal model of cirrhosis showed that OCA treatment has the potential to acutely reverse portal hypertension through a localized vasodilatory mechanism that is independent of its longer term anti-fibrotic effects. Portal hypertension results from increased pressure in the portal vein, which feeds most of the blood supply to the liver. The condition typically occurs as the liver becomes cirrhotic and more rigid, thereby offering more resistance to blood inflow from the portal vein. Many patients with liver cirrhosis develop portal hypertension, which is a common cause of morbidity and mortality at the end stage of all chronic liver diseases. An early manifestation of portal hypertension is the development of esophageal varices, which are distended and weakened veins in the lower part of the esophagus that can burst and cause catastrophic bleeding. More than 40% of patients with cirrhosis have varices at the time of diagnosis. The gold-standard assessment of portal venous pressure is to measure HVPG. Clinically significant portal hypertension is defined as an HVPG of greater than ten millimeters of mercury, or mm Hg, where one to five mm Hg HVPG is considered normal. Patients with an HVPG of greater than 12 mm Hg are at particularly high risk of variceal bleeding. Each bleeding episode carries an approximately 20% mortality risk.

There are no therapies approved for the treatment of portal hypertension by the FDA or other major regulatory authorities, although beta blockers are commonly used to treat patients. However, they are effective in only 25% to 33% of patients and have significant safety issues in patients with portal hypertension. Among other concerns, beta blockers lower systemic blood pressure in these patients who already tend to have low blood pressure, or hypotension, which predisposes them to fainting and inadequate blood perfusion of vital organs.

Phase 2 Trial for Portal Hypertension/Cirrhosis

It has been shown clinically that reducing pressure in the portal vein, as determined by hepatic venous pressure gradient (HVPG) measurement, can lower the risk of adverse outcomes such as the incidence of variceal bleeding. We therefore believe that HVPG reduction is an appropriate therapeutic endpoint to demonstrate clinical proof-of-concept in patients with portal hypertension.

We recently completed a pilot open-label Phase 2a trial of OCA, called the PESTO trial, in 33 patients with alcoholic liver cirrhosis and portal hypertension in order to evaluate the ability of OCA, administered once-daily at a 10 mg or 25 mg dose, to reduce HVPG in patients with end-stage liver disease. A total of 24 patients were evaluated for safety and efficacy and nine more were evaluated for safety alone. Top-line results from the trial showed that approximately 38% of patients evaluated for efficacy in the combined dose groups met the primary endpoint, which was defined as a reduction in HVPG of 15% or more and/or to less than 12 mm Hg after OCA treatment for approximately seven days. Furthermore, approximately 54% of patients in the combined dose groups experienced a clinically meaningful reduction of HVPG of 10% or more.

The trial’s principal investigator of the trial previously presented results from eight patients enrolled at his center in the 10 mg OCA dose group at the annual AASLD meeting in November 2012. At the forthcoming meeting of EASL, which is taking place in April 2014, the principal investigator will be presenting the combined results from his center in a total of 16 patients from both dose groups. These data appear to demonstrate a greater reduction in HVPG compared to the combined data from the four other centers that participated later in the trial and which collectively only enrolled eight patients, including two centers that recruited just one patient each.

Treatment with OCA did not result in any significant change in systemic blood pressure, which is a frequent problem in patients taking beta blockers since cirrhotic patients with portal hypertension tend to have abnormally low blood pressure and are at risk of hypotension. OCA was generally well tolerated by patients in this trial, with no discontinuations and only one SAE being observed (a lacunar infarct), which was deemed unlikely related to treatment. Pruritus was reported in five patients, all but one of whom were in the 25 mg dose group, and was mainly mild in nature. We are utilizing the safety data from the PESTO trial, which focused on the evaluation of OCA in patients with end-stage liver disease, to supplement our safety data set for our planned NDA and MAA filings for PBC.

Pending discussion with the FDA and EMA, along with the availability of sufficient funding, we plan to initiate a randomized, double-blind, placebo-controlled Phase 3 clinical outcomes trial in cirrhotic patients with NASH and other chronic liver diseases such as alcoholic liver disease, chronic hepatitis C or B viral infection and PBC. We anticipate that the primary endpoint of the outcomes trial will likely be the prevention of clinical complications associated with cirrhosis. We anticipate that this trial would incorporate a planned interim analysis focusing on HVPG and histological improvement in fibrosis after one to two years of treatment. As currently contemplated, the trial will evaluate the effects of once-daily OCA, as compared to placebo in patients with liver cirrhosis. Should we gain agreement with the FDA and EMA on the design of this proposed trial, we anticipate that we will need to secure additional funding to conduct it. Such a trial would involve several hundred patients and we currently plan to initiate this trial in the first half of 2015.

Potential Use of OCA to Treat Bile Acid Diarrhea (BAD)

In January 2014, investigators at the Imperial College of London completed an open-label Phase 2a trial, called the OBADIAH trial, investigating the use of OCA as a treatment for BAD. The Imperial College of London is acting as the sponsor of the OBADIAH trial. BAD, also known as idiopathic bile acid diarrhea, is a common chronic diarrheal condition due to excessive bile acid production. Primary BAD is estimated to affect approximately one percent of the population and about one-third of patients diagnosed with diarrhea-predominant irritable bowel syndrome, or IBS-D. Prior studies have shown these patients have low levels of fibroblast growth factor-19, or FGF19, a protein hormone released by the ileum, under FXR control, which suppresses bile acid production by the liver. The resulting excess bile acids spill into the intestine where they produce diarrhea by stimulating osmotic intestinal secretion. FGF19 is synthesized in the small intestine under the direct regulation of FXR and all of our completed Phase 2 trials have demonstrated that OCA markedly stimulates the release of FGF19, which passes to the liver where it is involved in reducing bile acid production.

The primary outcome measure of the OBADIAH trial is to assess the change in FGF19 levels and symptom scores over a two-week period in patients with primary BAD, secondary BAD typically in patients with Crohn’s disease who had part of their small intestine surgically removed and in a control group of IBS-D patients who have normal FGF19 levels. Top-line results from the trial show that two-week therapy with OCA results in significant induction of FGF19, together with improved clinical endpoints associated with patient symptoms due to either primary bile acid diarrhea or secondary bile acid diarrhea due to Crohn’s disease, with no response shown in a control group consisting of IBS-D patients with normal FGF19 levels. The principal investigator of the trial presented initial results in patients with primary bile acid diarrhea at the 2013 Digestive Disease Week, or DDW, annual meeting in May 2013 and has submitted an abstract focusing on the patients with secondary BAD to be presented at the DDW meeting taking place in May 2014.

Potential Use of OCA to Treat Alcoholic Hepatitis

Alcoholic liver disease encompasses a clinical spectrum of disease that includes fatty liver, alcoholic hepatitis and cirrhosis. Alcoholic hepatitis is an acute syndrome of progressive inflammatory liver injury associated with long-term heavy intake of alcohol. Patients with severe acute alcoholic hepatitis are at high risk of early death, which can reach a rate of 50% or greater within 30 days. The prevalence of alcoholic hepatitis may be estimated from the prevalence of alcoholism, which affects approximately 8% of the general adult population in the United States or about 16 million people, of which up to 35% may have alcoholic hepatitis, or about 5 million adult patients in the United States.

The Translational Research and Evolving Alcoholic Hepatitis Treatment (TREAT) Consortium consisting of the Mayo Clinic Rochester, Indiana University, and Virginia Commonwealth University, in collaboration with the National Institute on Alcohol Abuse and Alcoholism (NIAAA), have initiated a Phase 2 clinical trial of OCA for the treatment of alcoholic hepatitis. Indiana University is acting as the sponsor of the trial. The trial is a randomized, double-blind, multicenter study designed to assess the safety and efficacy of a once-daily dose of 10 mg of OCA compared to placebo over a period of six weeks in patients with moderately severe alcoholic hepatitis. The clinical trial is expected to enroll 60 patients beginning in the second quarter of 2014.

If this trial supports the further development of OCA as a treatment for alcoholic hepatitis, we anticipate that we will need to secure additional funding to advance OCA for this indication.

Potential Use of OCA to Treat Primary Sclerosing Cholangitis (PSC)

PSC is a rare autoimmune cholestatic liver disease that slowly damages the bile ducts inside and outside the liver. PSC has about one-third the prevalence of PBC and more than 60% of cases occur in men. While there is no approved treatment for PSC, ursodiol is often prescribed off-label for PSC patients. Patients whose ALP levels decrease to below 1.5 times ULN have a better prognosis than those with persistently high ALP levels. A significant proportion of patients progress to cirrhosis with corresponding complications that include biliary strictures, liver cancer and cholangiocarcinoma. Approximately 75% of PSC patients have overlapping inflammatory bowel disease, principally ulcerative colitis.

We intend to initiate a multicenter, 24-week, randomized, double-blind, placebo-controlled Phase 2 trial of OCA in 75 patients with PSC in the second half of 2014. We anticipate that this trial will evaluate the effects of 1.5 mg, 3 mg, 5 mg and 10 mg doses of OCA compared to placebo in patients with baseline ALP levels higher than two times ULN. The primary efficacy endpoint will be the reduction of ALP levels, as compared to placebo. In addition, OCA’s effect on other secondary liver function endpoints, as well as ulcerative colitis symptoms, will also be assessed. If this trial supports the further development of OCA as a treatment for PSC, we anticipate that we will need to secure additional funding to advance OCA for this indication.

Other OCA Clinical Trials

The Sahlgrenska University Hospital in Sweden is sponsoring and has initiated a placebo-controlled, Phase 2a pharmacodynamic trial of OCA in patients undergoing bariatric surgery or gallstone surgery, called the OCABSGS trial. The primary purpose of the trial is to evaluate the effects of OCA on bile acid, lipid and glucose turnover in 20 morbidly obese patients and 20 gallstone patients who will be administered a 25 mg dose of OCA or placebo once daily for three weeks prior to undergoing bariatric and gallstone surgery, respectively. Biopsies of the liver and abdominal fat at surgery will determine if OCA has an effect in these patients. We anticipate that the OCABSGS trial will be completed in the second half of 2015.

Potential Future Product Candidates

In addition to OCA, we are developing other novel bile acid analog compounds targeting FXR and a second dedicated bile acid receptor called TGR5, which is a target of interest for the treatment of type 2 diabetes. We intend to continue advancing these and other product candidates as we build our pipeline, in some cases subject to the procurement of additional funding.

INT-767

INT-767 is an orally administered dual FXR and TGR5 agonist that, like OCA, is derived from the primary human bile acid CDCA. This product candidate has been shown to be approximately three times more potent than OCA as an FXR agonist. In animal models of chronic liver, intestinal and kidney diseases, INT-767 has consistently demonstrated greater anti-fibrotic and anti-inflammatory effects than OCA. We own exclusive worldwide, royalty-free rights to INT-767.

We currently plan to advance INT-767 through the preclinical studies required to support the advancement of this product candidate to an IND, with an intended focus on developing it as a novel treatment for chronic kidney diseases, such as diabetic nephropathy, that involve progressive fibrosis leading to kidney failure.

Subject to the IND becoming effective, we intend to initiate an open-label Phase 1 trial of INT-767 in healthy volunteers in the fourth quarter of 2014. The trial will evaluate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of INT-767. If the preclinical and Phase 1 clinical data support the advancement of INT-767 into Phase 2 clinical trials, we anticipate that we will need to secure additional funding for the further development of this compound.

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

In animal models of diabetes, treatment with INT-777 induced GLP-1 secretion, with resulting insulin sensitivity and normalization of glycemic control, increased basal energy expenditure and prevention of weight gain, and a reduction in blood lipid levels together with liver steatosis and fibrosis. We believe that these preclinical results could support further development of INT-777 and our other TGR5 agonists in the treatment of type 2 diabetes and associated metabolic disorders. We intend to continue development of INT-777 through potential collaborations with third parties, over the next several years.

Strategic Collaborations and Research Arrangements

Dainippon Sumitomo Pharma

On March 29, 2011, we entered into a license agreement with Dainippon Sumitomo Pharma Co. Ltd., under which we granted DSP an exclusive license to research, develop and commercialize OCA as a therapeutic for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and agreed not to commercialize other FXR agonist compounds or products for PBC, NASH or specified additional indications in countries in which DSP retains an exclusive license to OCA under the agreement. Under the terms of the agreement, DSP is required to use commercially reasonable efforts to develop and commercialize OCA in Japan and China for the treatment of PBC and NASH, and we are obligated under the agreement to use commercially reasonable efforts to develop OCA outside of Japan and China. We are also responsible for supplying DSP with clinical and commercial supply of OCA requested by DSP pursuant to clinical and commercial supply agreements that include terms specified in the agreement. DSP has agreed during the term of the agreement to not commercialize any compound that is a FXR agonist for use in the treatment of PBC or NASH other than pursuant to the agreement.

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

We also granted DSP an option under the agreement to add Korea, Taiwan, Malaysia, Vietnam, the Philippines, Thailand, Singapore and/or Indonesia to its exclusive license on the same terms as are set forth in the agreement. DSP may exercise this option with respect to any such country at any time up until the date on which regulatory approval to commercialize OCA is granted in Japan, subject to DSP’s payment of an option fee for each country. If we accept or make a bona fide offer of exclusive rights to a third party to develop and commercialize OCA in any of these countries, we must first notify DSP and DSP has the right to exercise its option with respect to any such country. In addition, prior to accepting or making a bona fide offer of any exclusive development and commercialization rights involving OCA in the United States and Canada to a third party, we must first engage in good faith negotiations with DSP with respect to the grant to DSP of exclusive rights to develop and commercialize OCA in such countries.

DSP made an up-front payment to us in the amount of $15.0 million upon execution of the agreement. In addition, DSP may be required to pay us up to an aggregate of approximately $30.0 million for the achievement of development milestones, $70.0 million for the achievement of regulatory approval milestones and $200.0 million for the achievement of sales milestones based on aggregate sales amounts. In January 2014, the NIDDK stopped the double-blind treatment phase of the FLINT trial in NASH patients early following a planned interim analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criterion. This event met the criteria for the payment to us of a $1.0 million development milestone by DSP. DSP is also obligated to pay us tiered royalties ranging from the tens to the twenties in percent based on net sales of OCA products in Japan and the other Asian countries covered by this agreement. The term of the agreement, and DSP’s obligation to pay royalties to us for each OCA product, expires on a country-by-country basis on the later of the expiration of the exclusivity period in such country, whether through the expiration of applicable patents or the introduction of generic drugs that compete with the OCA product, or ten years after the first commercial sale of such OCA product for the first or second indication in that country. Royalty rates are subject to reduction under the agreement in specified circumstances, including, with respect to any country in the exclusive territory, if sales of generic products reach a certain threshold market share in that country over a specified period.

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

Les Laboratories Servier and Institut de Recherches Servier

On August 1, 2011, we entered into a research, development, license and commercialization agreement with Les Laboratories Servier and Institut De Recherches Servier, or Servier, under which we granted Servier the exclusive license to research, develop and commercialize novel TGR5 agonists synthesized by us under the research program we conduct pursuant to the agreement (other than INT-767 and INT-777, which were not synthesized under the research program) for use in the treatment of diabetes, obesity, atherosclerosis and reperfusion injury in all countries other than the United States and Japan, and Servier granted us an exclusive royalty-free license to research and develop such compounds for use in the treatment of diabetes, obesity, atherosclerosis and reperfusion injury in the United States and Japan. Under the terms of the agreement, Servier is required to use commercially reasonable efforts to develop compounds outside the United States and Japan and we are required to use commercially reasonable efforts to develop compounds in the United States and Japan.

We are obligated to conduct and are conducting a research program under the agreement to identify and optimize compounds that meet certain specified criteria sufficient for further development by Servier. The initial term of the research program is one year, subject to extension by mutual agreement. We are obligated under the agreement to provide Servier with a specified number of full time equivalent employees for the research program up to a specified maximum per year. In July 2012, February 2013 and again in November 2013, we entered into amendments to this agreement to extend the term of the research program, which now expires on September 30, 2015, on the same financial terms as the original research program, including the reimbursement by Servier of the full time equivalent costs incurred by us in the conduct of the research program, up to a set maximum amount.

Servier has agreed to pay for the development costs we or Servier incur in conducting certain preclinical trials and clinical trials with respect to any compound that meets specified criteria. We have agreed to reimburse Servier up to a mid-double digit percentage of the total historical development costs incurred by Servier in relation to clinical development activities aimed at achieving regulatory approval in the European Union and the United States if we enter into a partnership agreement, or commence development or commercialization activities on our own, with respect to a compound in the United States. Servier may credit a portion of any such reimbursable development costs against any milestone or royalty payments due and payable by Servier under the agreement until all such reimbursable amounts are repaid. We have not incurred any such development costs since inception, and we do not anticipate incurring any such development costs during fiscal 2014. In addition, if we enter into a partnership agreement with respect to a compound developed under the agreement solely in Japan, we and Servier have agreed to enter into good faith negotiations regarding the terms and conditions applicable to the reimbursement of development costs. If we do not enter into a partnership agreement with respect to the compound in the United States or Japan within three years from the date regulatory approval is received for a compound in the European Union, Servier will have the first right to negotiate with us regarding the terms and conditions applicable to the grant to Servier of an exclusive license to develop and commercialize the product in the United States and/or Japan.

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

National Institute of Diabetes and Digestive and Kidney Diseases

In July 2010, we entered into a cooperative research and development agreement, or CRADA, with the NIDDK, a division within the National Institutes of Health, to conduct our Phase 2b FLINT trial for the treatment of NASH with OCA. As discussed above, in January 2014, the treatment phase of our Phase 2b FLINT trial of OCA for the treatment of NASH was stopped early following a planned interim analysis showing that OCA had met the primary endpoint of the trial based on a pre-defined interim criterion. All patients in this trial have entered a pre-specified 24-week observational double-blind phase.

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

The CRADA provides that we have an exclusive option to an exclusive or nonexclusive commercialization license on any inventions made solely or jointly by the NIDDK under the CRADA. The U.S. government has also been granted a worldwide, nonexclusive, nontransferable, irrevocable, paid-up license in respect of any subject inventions under the CRADA, including inventions made solely by us, for research or other government purposes.

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

Pursuant to this agreement, we are obligated to pay the University of Perugia an aggregate of €80,000 annually during the term of the agreement in quarterly installments of €20,000.

Under the terms of the sponsored research agreement, we have been assigned all rights, title and interest in patent rights and materials upon creation related to the research project, effective as of the date of creation. We have the right and final decision-making ability as to the filing, prosecution or maintenance of all patents or patent applications covering any patent rights or materials developed through the agreement. The Research Parties are required to promptly and fully disclose to us in writing any invention conceived and/or reduced to practice in the conduct of the agreement. Under the terms of the agreement, we have a right of first refusal to negotiate terms to expand the agreement prior to the end of its term, or upon renewal, to include certain other research programs.

The sponsored research agreement had an original term of one year from the date of execution. In April 2013, by mutual agreement of the parties, the term of this agreement was extended, effective as of January 1, 2013, until December 31, 2013 on the same financial terms as were previously in effect. We are currently negotiating a revised agreement to provide for their supply. Either we or the Research Parties may terminate the agreement in the event of the uncured material breach of the other party after receipt of notice in writing of such breach from the other party. If the agreement is terminated by the Research Parties for a material breach by us during any quarterly period, the agreement provides that the Research Parties will be entitled to all rights, title and interest in and to the patent rights and technology created and assigned to us during that quarterly period. If the agreement is terminated by us for a material breach by the Research Parties, the agreement provides that all funds paid by us to the Research Parties not expended or irrevocably committed upon the effective date of termination will be refunded to us. Also, Professor Pellicciari will be required to return all materials and tangible documentation containing confidential information. We may also terminate the agreement if Professor Pellicciari is unable or unwilling to continue to conduct research or otherwise perform his obligations under the agreement.

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

The agreement had an original term of one year. In July 2012, February 2013, August 2013 and November 2013, we entered into amendments to extend the term of this agreement, which now expires on September 30, 2015, in conjunction with the extension of the term of our research program with Servier. Pursuant to our amended agreement with TES, we are required to pay TES an aggregate amount of €250,000 on a quarterly basis during the extended term. We also agreed to provide TES with a low single-digit royalty based on worldwide net sales of products developed under the agreement on a country-by-country basis. Royalty rates are subject to reduction under the agreement in specified circumstances, including with respect to any country if sales of generic products reach a certain threshold in that country.

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

The agreement provides that Professor Pellicciari will receive compensation at an annual rate of €150,000 for his services during the term of the agreement in quarterly installments of €37,500. The agreement also provides that Professor Pellicciari will be eligible for a €50,000 performance bonus based on the success of the research collaboration. The performance bonus is a discretionary bonus based upon our assessment of the success of the initial work performed under the collaboration, as extended. No such bonus has been agreed upon by the parties as of December 31, 2013.

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

The agreement had an original term of one year. In July 2012, February 2013, August 2013 and November 2013, we entered into amendments to extend the term of this agreement, which now expires on September 30, 2015, in conjunction with the extension of the term of our research program with Servier, on the same financial terms as our original consulting agreement with Professor Pellicciari. Either we or Professor Pellicciari may terminate the agreement in the event of a material breach by the other party that is not remedied within 30 days after receipt of written notice of such breach from the other party.

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

The agreement has a term of one year. In April 2013, by mutual agreement of the parties, the term of this agreement was extended, effective as of January 1, 2013, until December 31, 2013 on the same financial terms as were previously in effect. We are currently contemplating the extension of this agreement. Either we or Professor Pellicciari may terminate the agreement in the event of a material breach by the other party that is not remedied within 30 days after receipt of written notice of such breach from the other party.

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

Under the terms of the agreement, we own all work product and data prepared or generated by WIL in the course of its services, assuming our payment of all required amounts specified in the contract. WIL has agreed, at our request and expense, to assign to us any and all of WIL’s rights in all discoveries, inventions or improvements, other than those relating to the conduct of WIL’s business, that arise out of any study relating to the articles or substances studied or the use of such articles or substances. Otherwise, we have no property rights in WIL’s intellectual property.

The agreement has a term ending on October 2, 2014, which automatically extends for successive one year periods, unless either party gives written notice to the other party at least 60 days prior to the end of the current term. Either we or WIL may terminate the agreement upon 90 days written notice. However, if a work order pertaining to the ongoing studies is outstanding, WIL may not terminate the agreement with 90 days written notice until the work order has been completed or otherwise terminated.

Commercialization

Given our stage of development, we have not established a commercial organization or distribution capabilities. In the United States and Europe, due to the nature of chronic liver diseases and the limited options for treatment, patients suffering from diseases such as PBC and their physicians generally are well informed and often have a high degree of organization, which may make it easier to identify target populations if and when OCA is approved for PBC and subsequently for other indications. We believe that the market for the treatment of PBC, NASH and other indications is a specialty care market driven by key opinion leaders in the hepatology and gastroenterology fields. Most patients are treated by physicians who specialize in the treatment of liver disease, including both hepatologists and certain gastroenterologists.

Our current plan is to commercialize OCA ourselves if it is approved. We anticipate that our commercialization efforts will include both our internal commercial organization and contract reimbursement specialists, sales people and medical education specialists, and other outside resources. Outside of the United States and Europe, subject to obtaining necessary marketing approvals, we likely will seek to commercialize OCA through distribution or other collaboration arrangements.

If OCA is approved for the treatment of patients with PBC, we believe that it will be possible to commercialize OCA for this indication with a relatively small specialty sales organization that would target a limited and focused group of specialist physicians. As a result of our ongoing clinical work, we have been engaged in dialogue with specialists who treat patients with PBC. We believe that these activities have provided us with a growing knowledge of the physicians we plan to target for commercial launch of OCA for PBC, subject to marketing approval in the United States and Europe. We intend to leverage the infrastructure and capabilities of our PBC-focused specialty sales organization during our pre-commercial preparation for the commercialization of OCA in NASH and other potential indications, if approved for these indications. Though we are continuing our market research and other pre-commercial planning for OCA in NASH and other indications and patient populations, we currently anticipate that we would require a larger specialty sales organization that would target a broader group of hepatologists, gastroenterologists and other specialists focused on these diseases if we receive marketing approval for these other indications.

We exclusively licensed rights to OCA to DSP in Japan and China, along with an option to expand this exclusive license into certain other Asian countries. We will rely on DSP to commercialize OCA in its territory.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Although we believe that we hold a leading position in bile acid chemistry, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price, the level of generic competition and reimbursement.

Our most advanced product candidate, OCA, is currently being developed as a second line treatment for PBC. Currently, ursodiol is the only therapy that is approved for the treatment of PBC and is generically available at a significantly lower cost than branded products. Off-label use of fibrate drugs has been reported in PBC, though many fibrates are specifically contraindicated for use in primary biliary cirrhosis due to potential concerns over acute and long-term safety in this patient population. Although there are currently no other drugs approved for the treatment of PBC, we are aware of other companies, including Eli Lilly, Exelixis, Inc. and Phenex Pharmaceuticals AG that have FXR agonists in Phase 2 or earlier stages of clinical or preclinical development that could be used to treat PBC and the other liver diseases we are targeting. Dr. Falk Pharma GmbH, which markets ursodiol, is conducting a Phase 3 clinical trial of combination ursodiol and budesonide, a steroid, as a treatment for PBC. Bristol-Myers Squibb Company is conducting an open-label clinical trial in 20 patients of a combination of ursodiol and abatacept, an anti-CTLA4 fusion protein currently marketed for the treatment of rheumatoid arthritis, as a treatment for PBC. Lumena Pharmaceuticals, Inc. is conducting a Phase 2 clinical trial in 60 patients of a combination of ursodiol and LUM001, an apical sodium-dependent bile acid transporter inhibitor, as a treatment for PBC.

There are currently no therapeutic products approved for the treatment of NASH, NAFLD, portal hypertension, complications of cirrhosis or alcoholic hepatitis. There are several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol, but none has been clearly shown in clinical trials to alter the course of the disease. We are aware of several companies that have product candidates in Phase 2 clinical or earlier stage preclinical development for the treatment of NASH, including Gilead Sciences, Inc., Raptor Pharmaceutical Corp., Genfit SA, Galmed Medical Research Ltd., Novo Nordisk A/S, Immuron Ltd., Takeda Pharmaceutical Co Ltd, Phenex Pharmaceuticals AG, Conatus Pharmaceuticals Inc., Galectin Therapeutics Inc., Kadmon Corporation LLC, Tobira Therapeutics, La Jolla Pharmaceutical Company, Lumena Pharmaceuticals, Inc., Mochida Pharmaceutical Co., Ltd., and NasVax Ltd.

For the treatment of portal hypertension, the only therapeutic products available are beta blockers, which are generically available but clinical studies have shown are effective only in approximately 25% to 33% of patients, while having significant safety issues.

For the treatment of BAD, bile acid binding resins such as cholestyramine are currently used as the only available targeted therapy. Patients with this disease represent a subset of patients diagnosed with IBS-D, and we are aware of several companies with product candidates in Phase 2 or 3 clinical development for the treatment of IBS-D, including Astellas Pharma US, Inc., AstraZeneca, Salix Pharmaceuticals, Inc. and Tioga Pharmaceuticals, Inc. In addition, there are several marketed products indicated for the treatment of IBS-D, including GlaxoSmithKline’s Lotronex and the over-the-counter product Imodium.

While there is no approved treatment for PSC, ursodiol is often prescribed off-label for PSC patients, even though it is thought to be effective only in earlier stage patients.

We believe that OCA offers key potential advantages over ursodiol, beta blockers and other products in development that could enable OCA, if approved for these indications, to capture meaningful market share. However, many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than us in obtaining approval from the FDA or from other regulators for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and other advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products.

Intellectual Property

The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the United States and internationally for OCA, INT-767 and INT-777, and our discovery programs, and other inventions to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see Item 1.A. “Risk Factors — Risks Relating to Our Intellectual Property.”

OCA (first-in-class FXR agonist)

The patent portfolio for OCA contains patents and patent applications directed to compositions of matter, manufacturing methods, and methods of use. As of February 28, 2014, we owned six U.S. patents, four pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Europe (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Liechtenstein, Lithuania, Luxembourg, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom), Australia, Canada, China, Israel, Japan, and Macao. We expect the composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2022 (worldwide). It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications, if issued, in the portfolio, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2022 to 2033.

INT-767 (dual FXR/TGR5 agonist)

The patent portfolio for INT-767 contains patents and patent applications directed to compositions of matter and methods of use. As of February 28, 2014, we owned two U.S. patents, two pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Australia, China, Israel and Japan. We expect the issued composition of matter patent in the U.S., if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2027. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications, if issued, in the portfolio, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027 to 2033. We have received assignments of rights to the INT-767 patent portfolio from all inventors, with the exception of one inventor. That inventor is contractually obligated to provide an assignment to us. Thus, we believe that we are the owner of the INT-767 patent portfolio by virtue of this contractual obligation and the patent assignments we have received.

INT-777 (TGR5 agonist)

The patent portfolio for INT-777 contains patents and patent applications directed to compositions of matter and methods of use. As of February 28, 2014, we owned three U.S. patents, two pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Australia, Eurasia (Armenia, Azerbaijan, Belarus, Kyrgyz Republic, Kazakhstan, Moldova, Russian Federation, Tajikistan and Turkmenistan), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Monaco, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey and the United Kingdom), Japan, Mexico and South Africa. We expect the composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire beginning in 2028. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications, if issued, in the portfolio, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2029.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for the long-term safety extension phase of our Phase 3 POISE trial of OCA for the treatment of PBC, the confirmatory outcomes trial for OCA in PBC and the other trials and preclinical studies that we plan to conduct prior to seeking regulatory approval. We are currently seeking to contract to qualify a back-up API manufacturer. We obtain these supplies and services from each of these third parties on a purchase order basis. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if they are approved. As OCA and any of our other product candidates continue to progress towards potential regulatory approval, we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.

Government Regulation and Product Approval

Governmental authorities in the United States, at the federal, state and local level, and analogous authorities in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States and by the EMA through the MAA process before they may be legally marketed in Europe. Our product candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
•	preparation and submission to the FDA of an NDA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•	payment of user fees and securing FDA approval of the NDA; and
•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval outcomes studies required by the FDA.

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

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, or the clinical monitoring board or Data Safety Monitoring Board, or DSMB. This group provides authorization for whether or not a trial may move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial.

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

Fast Track, Breakthrough Therapy, Priority Review and Accelerated Approval

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete.

A product may also be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

The FDA may also designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Finally, the FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. In the case of unprecedented accelerated approval endpoints, this determination occurs during the review of the NDA. We currently plan to seek accelerated approval of OCA for the treatment of PBC assuming satisfactory achievement of a surrogate endpoint in our Phase 3 POISE trial that we believe is reasonably likely to predict clinical benefit. We also intend to have commenced a clinical outcomes trial to confirm clinical benefit at the time of the NDA submission which we plan to complete on a post-marketing basis if the NDA is approved.

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

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

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

Post-approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject us to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning letters;
•	product seizures;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, disgorgement, or civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

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

ACA required pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required to begin tracking this information in 2013 and to report this information to CMS beginning in 2014.

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

Employees

As of February 28, 2014, we had 50 employees, of which 36 are involved in our drug development operations and 14 are in general and administrative functions. None of our employees are represented by a labor union and we consider our employee relations to be good.

Corporate Information

We were incorporated in the State of Delaware on September 4, 2002. Our principal executive offices are located at 450 West 15th Street, Suite 505, New York, NY 10011, and our telephone number is (646) 747-1000.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2017; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission based on the market value of our common stock held by non-affiliates. If the market value of our common stock that is held by non-affiliates continues to exceed $700 million as of June 30, 2014, we would cease to be an emerging growth company as of December 31, 2014 and would need to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

On February 21, 2014 and February 28, 2014, purported shareholder class actions, styled Scot H. Atwood v. Intercept Pharmaceuticals, Inc. et al. and George Burton v. Intercept Pharmaceuticals, Inc. et al., respectively, were filed in the United States District Court for the Southern District of New York, naming us and certain of our officers as defendants. These lawsuits were filed by stockholders who claim to be suing on behalf of anyone who purchased or otherwise acquired our securities between January 9, 2014 and January 10, 2014. The lawsuits allege that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from January 9, 2014 to January 10, 2014, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to our January 9, 2014 announcement that the FLINT trial had been stopped early based on a pre-defined interim efficacy analysis. Specifically, the lawsuits claim that our

January 9, 2014 announcement was misleading because it did not contain information regarding certain lipid abnormalities seen in the FLINT trial in OCA-treated patients compared to placebo. The plaintiffs in each suit seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. Additional complaints may be filed against us and our directors and officers related to our disclosures.

We believe that these lawsuits are without merit. At this time, no assessment can be made as to the likely outcome of these lawsuits or whether the outcome will be material to us. Therefore, we have not accrued for any loss contingencies related to these lawsuits.

Item 1A. Risk Factors

Except for the historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K.

You should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any product candidates for approval by regulatory authorities in the United States or elsewhere for our lead indication, primary biliary cirrhosis, or PBC, or any other indication, including non-alcoholic steatohepatitis, or NASH. We have incurred net losses in each year since our inception, including net losses of $12.7 million, $43.6 million and $67.8 million for the years ended December 31, 2011, 2012 and 2013, respectively. We had an accumulated deficit of $186.0 million as of December 31, 2013. To date, we have financed our operations primarily through private placements of our convertible preferred stock, convertible notes and warrants to purchase common stock, public offerings of our common stock and payments received under our licensing and collaboration agreements with DSP and Servier. As of December 31, 2013, our working capital was $138.7 million and our cash, cash equivalents and investment securities available for sale was $144.8 million.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations, protecting our intellectual property and engaging in pre-commercial activities. We do not have any products approved for sale and have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, obeticholic acid, or OCA, which is our lead product candidate, and our other product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years as we continue the long-term safety extension phase of our Phase 3 clinical trial of OCA in PBC, which we call the POISE trial, commence our planned confirmatory clinical outcomes trial of OCA in PBC and engage in other planned activities for regulatory submission and approval of OCA in PBC, including several Phase 1 pharmacology clinical trials, and initiate pre-commercialization activities. We also anticipate continuing the development of OCA in additional diseases, such as NASH, primary sclerosing cholangitis, or PSC, portal hypertension, bile acid diarrhea, alcoholic hepatitis and various other liver and intestinal diseases, and initiating Phase 2 clinical trials for several of these patient populations in 2014. We also anticipate initiating a Phase 2 clinical trial to assess the lipid metabolic effects of OCA in NASH patients in the second half of 2014. Furthermore, we plan to complete IND-enabling studies of INT-767, an earlier stage product candidate for which we plan to initiate Phase 1 studies during the fourth quarter of 2014. If OCA or any of our other product candidates fails in clinical trials or does not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Our net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We are currently advancing OCA through clinical development for multiple indications and other product candidates through preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize OCA, and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. If the FDA or EMA requires that we perform preclinical studies or clinical trials in addition to those contemplated or conducted by us, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA or MAA would likely be delayed.

Our existing cash and cash equivalents will not be sufficient to complete advanced clinical development of any of our product candidates other than OCA for PBC. We anticipate that our current cash and cash equivalents will be sufficient to permit us to initiate a Phase 2 trial investigating the lipid metabolic effects of OCA in NASH patients, but that we will need to raise additional funds to complete this trial and various other development efforts in NASH. We will also need additional funds for clinical development of OCA for other indications or any other product candidates, including in PSC for which we plan to initiate a Phase 2 trial in the second half of 2014. Accordingly, we will continue to require substantial additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the results of, and the data from, the POISE trial, the Phase 2b FLINT trial of OCA in NASH patients and our other clinical trials;
•	the willingness of the FDA and EMA to accept our POISE trial, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and marketing approval of OCA for PBC;
•	the progress, costs, results of and timing of our planned confirmatory clinical outcomes trial of OCA for the treatment of PBC;
•	the progress, costs, results of and timing of clinical development of OCA for other indications, including any additional clinical trials that may be needed to continue our development of, and to seek regulatory approval for, OCA in NASH;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development, such as INT-767 and INT-777;
•	the ability of our product candidates to progress through pre-clinical and clinical development successfully and in a timely manner;
•	our need to expand our research and development activities;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities and procuring the materials necessary for our product candidates;
•	market acceptance of our product candidates;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire additional management, scientific and medical, commercial and other qualified personnel;
•	the effect of competing technological and market developments;
•	our need to implement additional internal systems, software and infrastructure, including those to assist in our financial and reporting, clinical development and commercialization efforts; and
•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

Some of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations into the third quarter of 2015. Although our current plans are still preliminary and subject to change, our current estimate reflects, among other items, the planned initiation of our confirmatory clinical outcomes trial of OCA in PBC and engaging in other planned activities for regulatory submission and approval of OCA in PBC, including several Phase 1 pharmacology clinical trials; the planned initiation of a Phase 2 trial investigating the lipid metabolic effects of OCA in NASH patients; the anticipated initiation of a Phase 2 clinical trial of OCA in PSC; an anticipated increase in pre-commercial and commercial activities for OCA in PBC; and pre-clinical studies anticipated to be needed for the submission of an IND for INT-767 and the planned initiation of a Phase 1 clinical trial for INT-767. This period could be shortened for a number of reasons, including our revision of the development plan for OCA in any indication, any significant increases in planned spending on development programs or changes in the timing of our development programs and pre-commercialization and commercialization activities. For example, we plan to initiate Phase 3 clinical outcomes trials in NASH patients with advanced fibrosis and in cirrhotic patients suffering from NASH and other chronic liver diseases during the first half of 2015, which will require us to seek additional funds. We do not expect that our existing capital resources will be sufficient to enable us to commercialize OCA for PBC or any other indication or to initiate all of the clinical trials or additional development work needed for any indications we may target for OCA or our other product candidates. Accordingly, we expect that we will need to raise significant additional funds in the future.

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

To date, our sources of revenue have been the up-front payments received under our collaboration and license agreements with Dainippon Sumitomo Pharma Co. Ltd., or DSP, and Les Laboratoires Servier and

Institut de Recherches Servier, which are collectively referred to as Servier. Additional payments under each of the DSP and Servier agreements are based on the achievement of various research, development, regulatory and commercial sales milestones and royalty payments based on the sales of the products covered by such agreements. Future payments from DSP and Servier under their respective collaboration and license agreements are uncertain because DSP or Servier, as the case may be, may choose not to continue research or development activities for the product candidates under license in their licensed territory, the product candidates may not be approved for the proposed indications or, even if any product candidate is approved for one or more indications, it may not be commercially successful. If we are unable to develop and commercialize one or more of our product candidates, either alone or with collaborators, or if revenues from any such collaboration product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability.

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

We are a development stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our product candidates in clinical development, including our ability to receive approval from the FDA and the EMA for OCA for the treatment of PBC based on our Phase 3 POISE trial, and our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of OCA for PBC;
•	delays in the commencement, enrollment and timing of clinical trials;
•	difficulties in identifying and treating patients suffering from our target indications, including those due to PBC being a rare disease and NASH currently requiring an invasive liver biopsy for diagnosis;
•	the success of our clinical trials through all phases of clinical development, including the receipt of positive data from our POISE trial of OCA for the treatment of PBC and our FLINT trial of OCA for the treatment of NASH;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	the required timeframe for us to receive and analyze data from our clinical trials, for example, the timeframe in which we will receive the complete unblinded dataset from the FLINT trial;
•	our ability to obtain additional funding to develop our product candidates;
•	our ability to identify and develop additional product candidates;
•	market acceptance of our product candidates;
•	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage or reimbursement for our products and the extent to which such coverage or reimbursement will be provided;
•	our ability to adhere to clinical study requirements directly or with third parties such as contract research organizations, or CROs;

•	our dependency on third-party manufacturers to manufacture our products and key ingredients;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of potential intellectual property, securities and other litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to build and improve our company’s infrastructure, systems and controls;
•	potential product liability claims; and
•	our ability to obtain and maintain adequate insurance coverage.

In addition, our financial results may vary due to fluctuations in our warrant liability. Because our common stock is publicly traded, these fluctuations are expected to increase or decrease significantly based on changes in the price of our common stock. For example, the fair value of the warrant liability increased from $22.8 million at December 31, 2012 to approximately $50.1 million at December 31, 2013 primarily due to an increase in the fair value of our common stock from $34.24 per share as of December 31, 2012 to $68.28 per share as of December 31, 2013. Our stock price has increased significantly since the beginning of January 2014 and, as a result, we anticipate that the warrant liability will increase by a material amount in 2014. Accordingly, our financial results for any period should not be relied upon as indications of future operating performance.

Risks Related to Regulatory Review and Approval of Our Product Candidates

We cannot be certain that OCA or any of our other product candidates will receive regulatory approval, and without regulatory approval we will not be able to market and commercialize our product candidates.

We are initially developing OCA for the treatment of patients with PBC, NASH, PSC, portal hypertension, bile acid diarrhea and alcoholic hepatitis, and are also consulting with investigators to develop protocols for other indications. Our business currently depends entirely on the successful development and commercialization of OCA. Our ability to generate revenue related to product sales, if ever, will depend on the successful development and regulatory approval of OCA, particularly for the treatment of PBC, NASH, and other ailments, and our other product candidates.

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

NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators of other jurisdictions, such as the EMA, have their own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, regulatory approval for any of our product candidates may be withdrawn. Regulatory approval is also dependent on successfully passing regulatory inspection of our company, our clinical sites and key vendors and to ensure compliance with applicable good clinical, laboratory and manufacturing practices regulation. Critical findings could jeopardize or delay the approval of the NDA or MAA.

We and our collaborators have completed five Phase 2 trials for OCA: two in patients with PBC, one in patients with type 2 diabetes with co-morbid nonalcoholic fatty liver disease, or NAFLD, our Phase 2 PESTO trial in patients with portal hypertension and the Phase 2 OBADIAH trial in patients with bile acid diarrhea sponsored by the Imperial College of London. In addition, the double-blind treatment phase of the FLINT trial was stopped early by the NIDDK following a planned interim analysis and all patients have entered a blinded observational follow-up phase. In December 2013, the last patient follow-up visit was completed in the double-blind phase of our POISE trial and we anticipate that top-line results will be available in March 2014. Before we submit an NDA to the FDA or an MAA to the EMA for OCA for the treatment of patients with PBC, we must successfully complete this trial. In addition, we must complete other preclinical and clinical studies, such as a biocomparability trial comparing the pharmacokinetics of our proposed commercial product to the products utilized in our POISE trial and our Phase 2 trials for OCA in PBC, a Phase 1 clinical trial in healthy volunteers to evaluate the effect of OCA on the heart’s electrical cycle, known as the QT interval, additional clinical pharmacology trials, including, but not limited to, drug interactions, the effects of food and drug-disease interaction studies, and two-year, two-species carcinogenicity studies, some of which are ongoing. We are also conducting other trials and studies to support our planned NDA and MAA filings, including a trial to evaluate the potential effects and clinical significance of OCA on the lipid profile of patients with PBC, which is currently in progress. We will need to complete a number of clinical trials and other studies for the continued development of OCA in indications other than PBC. For example, we are currently planning for at least one additional Phase 3 clinical trial in NASH, a Phase 2 trial investigating the lipid metabolic effects of OCA in NASH patients and a Phase 2 trial of OCA in pediatric NASH patients prior to seeking regulatory approval of OCA in NASH. We cannot predict whether our trials and studies, including the double-blind phase of our POISE trial, will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or require us to conduct additional studies or trials.

If we are unable to obtain approval from the FDA, the EMA or other regulatory agencies for OCA and our other product candidates, or if, subsequent to approval, we are unable to successfully commercialize OCA or our other product candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is increased risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.

Currently, there are no approved therapies for NASH, portal hypertension or PSC. In PBC, although ursodiol is the standard of care, studies have shown that up to 50% of PBC patients fail to respond adequately to treatment, meaning that they continue to be at significant risk of progressing to liver failure even with treatment. As a result, the design and conduct of clinical trials for these diseases and other indications we may pursue will be subject to increased risk.

For full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. Typically, the FDA requires two pivotal clinical trials to approve an NDA. However, for OCA as a treatment for PBC, we currently plan to request accelerated approval from the FDA based on the Phase 3 POISE trial, the primary endpoint of which is a surrogate endpoint that we believe is reasonably likely to predict clinical benefit, therefore meeting the FDA’s requirements for consideration under its accelerated approval regulation. However, the FDA has not yet provided any assurance that it will accept our approach, and it is unlikely we will receive definitive written guidance from the FDA prior to submitting an NDA as to the acceptability of the POISE trial surrogate endpoint to support an approval of OCA for the treatment of PBC. We anticipate that similar risks will apply to other indications, such as NASH, for which we intend to seek marketing approval for our product candidates under accelerated approval regulations.

In order to build additional consensus regarding the clinical utility of the surrogate endpoint for OCA as a treatment for PBC, we are sponsoring an independent study pooling and analyzing long-term PBC patient data from a number of leading PBC academic centers, which are referred to as the Global PBC Study Group. Furthermore, an academic consortium in the United Kingdom has published the results of another large observational study in PBC patients in the United Kingdom. Although we believe the results of both studies are supportive of the clinical utility of our surrogate endpoint for the use of OCA in PBC, the supporting data may still not be accepted by the FDA in its consideration of the adequacy of our surrogate endpoint under an NDA for OCA for the treatment of PBC. In addition to the risk around the acceptability of the surrogate biochemical endpoint to support accelerated approval, there are quality assurance risks around the data supporting assessment of the biochemical endpoint. It is possible that key parameters such as the validation of the assay and consistency across laboratories will not be acceptable to FDA and could delay or jeopardize approval of the NDA.

The FDA has also informed us that, even if it provides us an accelerated approval for OCA, we will be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of OCA in PBC by demonstrating the correlation of biochemical therapeutic response in patients taking OCA with a significant reduction in adverse clinical outcomes over time. We believe that this clinical outcomes confirmatory trial will need to be underway at the time we submit an NDA. We are continuing our dialogue with the FDA around the design of our clinical outcomes confirmatory trial. While we plan to base our confirmatory trial design around our discussions with the FDA and initiate the clinical outcomes confirmatory trial during the third quarter of 2014, the FDA may ultimately disagree with the design of such trial, which may delay or prevent us from receiving marketing approval for OCA in PBC or result in the withdrawal of such approval. In NASH, we currently anticipate that we will need to conduct at least one Phase 3 clinical trial prior to applying for marketing approval for OCA in NASH. We expect this Phase 3 trial would incorporate an interim surrogate endpoint that may serve as the basis for filing for accelerated approval in the United States and approval in Europe. The primary endpoint in the Phase 2b FLINT trial of OCA in NASH patients was based on liver biopsy and was defined as an improvement of two or more points in the NAFLD activity score (a system of scoring the histopathological features in the liver) with no worsening of liver fibrosis. Currently, other biopharmaceutical companies are enrolling or have initiated trials in certain subpopulations of NASH patients based on different endpoints from the one used in the FLINT trial. Although the FDA acknowledged the possibility of granting accelerated approval for NASH therapies using surrogate endpoints such as the hepatic venous pressure gradient, or HVPG, or histology at a workshop held in September 2013, the FDA did not provide any formal regulatory guidance on approvable endpoints and may not accept a surrogate endpoint for OCA for the treatment of NASH.

Because the FDA normally requires two pivotal clinical trials to approve an NDA, even if we achieve favorable results in a single Phase 3 clinical trial, the FDA may not accept this trial as an adequate basis for approval and require that we conduct and complete a second Phase 3 clinical trial before considering an NDA for any of the indications for which we may seek marketing approval for our product candidates. If POISE results are favorable, we intend to file an NDA for OCA for the treatment of PBC based on the results of three clinical trials — the POISE trial and two Phase 2 trials. It is possible that our NDA submission for regulatory approval will not be accepted by the FDA for review or, even if it is accepted for review, that there may be delays in the FDA’s review process and that the FDA may determine that our NDA does not merit the approval of OCA for the treatment of PBC, in particular because we are only conducting a single Phase 3 clinical trial of OCA for the treatment of PBC, in which case the FDA may require that we conduct and/or complete additional clinical trials and preclinical studies before it will reconsider our application for approval.

Our regulatory pathway for OCA for the treatment of NASH will depend upon our review and analysis of the final dataset for the FLINT trial and the discussions that we plan to hold with the FDA and EMA. As a result, we may face difficulty in designing an acceptable registration strategy around the design of any follow-on trials to the FLINT trial.

The EMA and regulatory authorities in other countries in which we may seek approval for, and market, OCA or our other product candidates may require additional preclinical studies and/or clinical trials prior to granting approval. It may be expensive and time consuming to conduct and complete additional preclinical studies and clinical trials that the FDA, EMA and other regulatory authorities may require us to perform. As such, any requirement by the FDA, EMA or other regulatory authorities that we conduct additional preclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we receive regulatory approval of OCA for the treatment of any of our targeted indications, the labeling for our product candidates in the United States, Europe or other countries in which we seek approval may include limitations that could impact the commercial success of our product candidates.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for OCA and our other product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We completed the treatment of patients in the double-blind phase of our POISE trial in December 2013. We plan to initiate our clinical outcomes confirmatory trial in PBC during the third quarter of 2014. We also intend to initiate a Phase 2 trial in PSC and a Phase 2 lipid metabolism trial in NASH patients in the second half of 2014, and may initiate a Phase 2 trial of OCA in pediatric NASH patients in late 2014. We anticipate that we will need to conduct at least one Phase 3 clinical trial prior to applying for marketing approval for NASH. The results from these trials may not be available when we expect or we may be required to conduct additional clinical trials or preclinical studies not currently planned to receive approval for OCA as a treatment for the related indication, in which case we would require additional funding. In addition, we do not know whether any future trials or studies of our other product candidates, including any clinical outcomes trial of OCA, will begin on time or will be completed on schedule, if at all.

The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:

•	inability to obtain sufficient funds required for a clinical trial or lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions;
•	inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;
•	discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials;
•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;
•	inability to obtain approval from institutional review boards, or IRBs, to conduct a clinical trial at their respective sites;
•	severe or unexpected drug-related adverse effects experienced by patients or any determination that a clinical trial presents unacceptable health risks;

•	a breach of the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates, including DSP and Servier or investigators leading clinical trials on our product candidates;
•	inability to timely manufacture sufficient quantities of the product candidate required for a clinical trial;
•	difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our trial, the risks of procedures that may be required as part of the trial, such as a liver biopsy, and competition from other clinical trial programs for the same indications as our product candidates; and
•	inability to retain enrolled patients after a clinical trial is underway.

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

Clinical failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we, DSP, Servier or our potential future collaborators advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials and at other stages of clinical development, even after seeing promising results in earlier clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well-advanced. We may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If OCA or our other product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them, the prospects for approval of OCA would be materially and adversely affected and our business would be harmed.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes or differences in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates. If we are unable to bring any of our current or future product candidates to market, or to acquire any marketed, previously approved products, our ability to create long-term stockholder value will be limited.

We are currently expecting the results from the double-blind phase of our Phase 3 POISE trial in March 2014. We cannot assure you that our POISE trial will achieve positive results or results that were similar to any of the data received in our prior trials and studies.

In January 2014, the NIDDK stopped the double-blind treatment phase of the FLINT trial early following a planned interim analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criteria. However, the NIDDK has not yet provided us with the dataset upon which the data safety monitoring board, or DSMB, based its recommendation to halt the FLINT trial. This dataset may include additional details regarding OCA that may not be expected or desirable, such as the magnitude of the efficacy and the overall adverse event profile of patients on OCA treatment. The Phase 2 trial in NASH currently being conducted in Japan by our collaborator DSP involves different doses of OCA being administered to the trial subjects than those utilized in FLINT. Furthermore, we have not made any determinations regarding the design of any future trial on NASH. As a result, the positive efficacy results seen in FLINT may not be replicated in the Japanese trial or any future trial we may conduct in NASH.

Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidates to be taken off the market, require them to include safety warnings or otherwise limit their sales.

A substance that binds to a receptor of a cell and triggers a response by that cell is called an agonist. OCA has been shown to be a potent agonist of the farnesoid X receptor, or FXR. With the exception of the endogenous human bile acid CDCA, which has been approved to treat cholesterol gallstone dissolution and a rare lipid storage disease, there are no approved FXR agonists and the adverse effects from long-term exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.

The most common side effects observed in clinical trials of OCA in PBC were pruritus, or itching, fatigue, headaches, nausea, constipation and diarrhea. In our Phase 2 PBC clinical trial of OCA in combination with ursodiol, approximately 8% of the patients enrolled in the 10 milligram (mg) and 25 mg dose groups withdrew from the trial due to severe pruritus. At the 50 mg dose, approximately 25% of the patients withdrew from the trial due to severe pruritus. Although our Phase 3 POISE trial currently remains blinded, seven patients overall withdrew from the trial due to pruritus.

We have been engaged in an ongoing dialogue with the NIDDK with the goal of obtaining additional data from FLINT. As part of its review the trial’s DSMB expressed concern regarding hyperlipidemia and the occurrence of serious cardiovascular events, both of which were seen in both the treatment and placebo groups, but disproportionately in patients receiving OCA. However, the NIDDK has advised us that while the incidence of the serious cardiovascular events was numerically higher in the patients receiving OCA therapy, it was not statistically significantly different as compared to the placebo group. Based on a report of blinded safety data that we recently received from the NIDDK, we have learned that as of the end of December 2013 a total of ten cardiovascular serious adverse events had occurred in seven (2.5%) of the patients in FLINT, at which point 207 (73%) of patients had completed the 72-week treatment phase and 73 remaining patients had all been on study for 60 weeks or more. Of the ten cardiovascular serious adverse events reported in FLINT, none were considered probably or definitely related to treatment. Eight of them occurred in five patients and were determined to be either definitely not related or probably not related to treatment and all five of these patients continued on in the trial. The remaining two serious adverse events occurred in 2012 in two patients receiving OCA who were unblinded. These events were subsequently considered by the NIDDK to be possibly related to treatment, although in one of the cases the principal investigator had determined that the event was unrelated.

Although we believe that the two unblinded serious adverse events were likely unrelated to OCA treatment due to the numerous comorbid conditions and other clinically relevant factors affecting each of these patients, the NIDDK has taken the view that OCA treatment was possibly related to these serious adverse events. One of the patients, who had a history of urinary tract infections, developed urosepsis, was hospitalized and was eventually reported to have experienced a stroke and died. The second patient, who had multiple comorbidities such as hyperlipidemia, abnormally elevated liver enzymes, diabetes, obesity and hypertension, despite having improved her lipid profile and fatty liver while on therapy, died of a heart attack.

See Item 1.A. “Business — Our Lead Product Candidate: Obeticholic Acid (OCA) — Nonalcoholic Steatohepatitis (NASH)” for more information about these two cardiovascular serious adverse events.

Because this trial is still blinded, we do not have further information regarding the adverse event profile of the other patients in the trial, which could include side effects that are unexpected or undesirable. We anticipate that the full safety information relating to OCA from the FLINT trial in NASH will be provided to us together with the final results.

Additional or unforeseen side effects from these or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. If new side effects are found during the development of OCA for any indication, if known side effects are shown to be more severe than previously observed or if OCA is found to have other unexpected characteristics, we may need to abandon our development of OCA for PBC, NASH and other potential indications.

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

In addition, our drug candidates are being developed as potential treatments for severe, life threatening diseases and, as a result, our trials will necessarily be conducted in a patient population that will be more prone than the general population to exhibit certain disease states or adverse events. It may be difficult to discern whether certain events or symptoms observed during our trials were due to our drug candidates or placebo, resulting in our company and our development programs being negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our drug candidates. We further cannot assure you that additional or more severe adverse side effects with respect to OCA will not develop in future clinical trials, which could delay or preclude regulatory approval of OCA or limit its commercial use.

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

We may not be able to obtain orphan drug exclusivity for our product candidates, if approved, which would cause our revenues to suffer.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance of our product candidates, if approved. If there is not sufficient reimbursement for our products or they are not covered at all, it is less likely that they will be widely used.

Market acceptance and sales of OCA or any other product candidates that we develop, if approved, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for OCA or any other product candidates that we develop. Also, reimbursement policies could reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize OCA or any other product candidates that we develop.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

If the FDA and EMA and other regulatory agencies do not approve the manufacturing facilities of our future contract manufacturers for commercial production on a timely basis or at all, we may not be able to commercialize any of our product candidates or commercialization of our product candidates could be delayed.

We do not intend to manufacture the pharmaceutical products that we plan to sell. We currently have agreements with a contract manufacturer for the production of the active pharmaceutical ingredients and the formulation of sufficient quantities of drug product for the long-term safety extension phase of our Phase 3 POISE trial of OCA for the treatment of PBC, the confirmatory outcomes trial for OCA in PBC and the other trials and preclinical studies that we plan to conduct prior to seeking regulatory approval. If our contract manufacturer should cease to provide services to us for any reason, we likely would experience delays in advancing our clinical trials while we identify and qualify one or more replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us.

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

Even if our product candidates receive regulatory approval, we will still be subject to strict regulatory requirements governing manufacturing and marketing of our products and, as a result, we could face future development and regulatory difficulties.

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

Risks Related to the Commercialization of Our Products

Even if approved, our product candidates may not achieve broad market acceptance among physicians, patients and healthcare payors, and as a result our revenues generated from their sales may be limited.

The commercial success of OCA or our other product candidates, if approved, will depend upon their acceptance among the medical community, including physicians, health care payors and patients. For PBC, the current standard of care is ursodeoxycholic acid, which is available generically as ursodiol. In order for OCA to be commercially successful, we will need to demonstrate that it is safe and effective for the treatment of patients who have an inadequate response to or who are unable to tolerate ursodiol, referred to as second line treatment, and is more effective than any other alternatives that may be developed as a second line treatment for PBC, particularly given the much higher price that we anticipate charging for OCA compared to the price of generically available ursodiol. In NASH, since there are currently no approved therapies, we do not know the degree to which OCA will be accepted as a therapy, even if approved.

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

We have entered into an agreement with DSP for the development and commercialization of OCA in Japan and China and potentially other Asian countries, if approved, and have entered into an agreement with Servier to assist in the development and commercialization of certain of our earlier stage agonists of a dedicated bile acid receptor called TGR5 outside of the United States and Japan, if approved, and may elect to seek additional strategic collaborators for our product candidates. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

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

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we have entered into, and may seek to enter into, collaborations with companies that have more experience and resources than we have. For example, we have entered into collaborations with DSP for OCA and Servier for our earlier stage TGR5 program. We may establish additional collaborations for development and commercialization of OCA in territories outside of those licensed by DSP or for our earlier stage TGR5 program in the United States or Japan and for other product candidates and research programs, including INT-767 and INT-777. Additionally, if any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to our unlicensed territories. If we are unable to maintain our existing arrangements or enter into any new such arrangements on acceptable terms, if at all, we may be unable to effectively market and sell our products in our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates.

When we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. For example, DSP has the exclusive rights to OCA in Japan and China and a right of first refusal to license OCA in several other Asian countries. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into, including our collaborations with DSP and Servier, may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a product candidate or research program under a collaboration arrangement, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our product candidates, we would face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

If we fail to develop OCA for additional indications, our commercial opportunity will be limited.

To date, we have focused the majority of our development efforts on the development of OCA for the second line treatment of PBC. One of our strategies is to pursue clinical development of OCA for other orphan and more common indications, to the extent that we have sufficient funding.

PBC is a rare disease for which we plan to seek marketing approval for OCA as a second-line treatment and, as a result, the market size for treatments of PBC is limited. Furthermore, because a significant proportion of PBC patients do not exhibit any symptoms at the time of diagnosis, PBC may be left undiagnosed for a significant period of time. Due to these factors, our ability to grow revenues will be dependent on our ability to successfully develop and commercialize OCA for the treatment of additional indications, including NASH. In particular, we believe that our future success will depend in large part on the results of our development of OCA for the treatment of NASH. Although NASH is believed to be one of the most prevalent chronic liver diseases worldwide, NASH may be left undiagnosed for a long time and a definitive diagnosis of NASH is currently based on a histological assessment of a liver biopsy, which impacts the ability to easily identify patients. Furthermore, even if we are successful in developing and obtaining marketing approval of OCA for the treatment of NASH, we may not be able to commercialize OCA successfully.

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

Risks Related to Our Business and Strategy

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

Some of the pharmaceutical and biotechnology companies we expect to compete with include Astellas Pharma US, Inc., AstraZeneca, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., Dr. Falk Pharma GmbH, Eli Lilly, Exelixis, Inc., Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit SA, Gilead Sciences, Inc., GlaxoSmithKline, Immuron Ltd., Kadmon Corporation LLC, La Jolla Pharmaceutical Company, Lumena Pharmaceuticals, Inc., Mochida Pharmaceutical Co., Ltd., NasVax Ltd., NovImmune SA., Novo Nordisk A/S, Phenex Pharmaceuticals AG, Raptor Pharmaceutical Corp., Salix Pharmaceuticals, Inc., Takeda Pharmaceutical Co Ltd, Tioga Pharmaceuticals, Inc. and Tobira Therapeutics. In addition, many universities and private and public research institutes may become active in our target disease areas. Our announcement that the FLINT trial in NASH was stopped early following a planned interim efficacy analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criterion has brought more attention to our targeted indications. As a result, we believe that additional companies and organizations may seek to compete with us in the future. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than OCA or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

Off-label uses of other potential treatments may limit the commercial potential of our product candidates, especially given the anticipated pricing for our product candidates. For example, off-label use of fibrate drugs has been reported in PBC, though many fibrates are specifically contraindicated for use in primary biliary cirrhosis due to potential concerns over acute and long-term safety in this patient population. In NASH, a number of treatments, including vitamin E (an antioxidant), insulin sensitizers (such as metformin), antihyperlipidemic agents (such as gemfibrozil), pentoxifylline and ursodiol, are used off-label, despite none having been clearly shown in clinical trials to alter the course of the disease. Various other treatments, both approved and unapproved, have been used in the other indications we are targeting.

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

Because we have relied on third parties, our internal capacity to perform these functions is limited to management oversight. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. Several years ago, we experienced difficulties with a third-party contract manufacturer for OCA, including delays in receiving adequate clinical trial supplies as requested within the requested time periods. We subsequently replaced this manufacturer with other third-party contract manufacturers for OCA. It is possible that we could experience similar difficulties in the future. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. We may further be subject to the imposition of civil or criminal penalties if their conduct of clinical trials violates applicable law.

Our third-party service providers generally are not prohibited from providing their services to other biopharmaceutical companies, including companies that currently or may in the future compete with us. For example, certain of our third-party service providers and consultants may be able to develop intellectual property to which we are not entitled under our agreements which may eventually be used to develop products that compete with our products. Although we generally have confidentiality and non-disclosure agreements in place with our third-party service providers and consultants, such third parties may be able to provide services to other companies without violating the terms of our agreements. In addition, although we may seek to enter into non-compete arrangements with our key third-party service providers, such arrangements are difficult to negotiate and we may be unable to successfully enter into such arrangements.

A variety of risks associated with our international business operations and our planned international business relationships could materially adversely affect our business.

We currently have an Italian subsidiary that acts as our legal representative for our clinical trials in the European Union to satisfy European Union regulatory requirements. In addition, we have entered into an agreement with DSP for the development of OCA and with Servier for our earlier stage TGR5 program, and we may enter into agreements with other third parties for the development and commercialization of OCA or our other product candidates in international markets. Our international operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

As of February 28, 2014, we had 50 employees. As we increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. We will also need to grow our commercial capabilities, which will require us to hire additional personnel. In addition, to meet our obligations as a public company and to support the anticipated growth in the other functions at our company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We may not be able to attract or retain qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercial objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Mark Pruzanski, our co-founder and president and chief executive officer; David Shapiro, our chief medical officer; Barbara Duncan, our chief financial officer and treasurer; Daniel Regan, our chief commercial officer; Luciano Adorini, our chief scientific officer; and our other key employees and consultants, such as Professor Roberto Pellicciari, our co-founder who provides ongoing consulting services to us. If we lose one or more of our executive officers or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time. Replacing executive officers, key employees and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants.

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

Failure to establish and maintain adequate finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. In future years, our testing, or the subsequent testing by our independent registered public accounting firm if applicable, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the Securities and Exchange Commission, the NASDAQ Stock Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations. Furthermore, our significant increase in stock price and increased volatility may result in us being required to pay substantially higher premiums for our directors’ and officers’ insurance than those to which we are currently subject, and may even lead a large number of underwriters to be unwilling to cover us.

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

Risks Related to Our Intellectual Property

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

As of February 28, 2014, we were the owner of record of over 85 issued or granted U.S. and non-U.S. patents relating to OCA with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds, and methods of using these compounds in various indications. We were also the owner at that date of record of 11 pending U.S. and non-U.S. patent applications relating to OCA in these areas.

In addition, as of February 28, 2014, we were the owner of record of issued or granted U.S. and non-U.S. patents relating to our product candidates other than OCA, with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds and methods of using these compounds in various indications. We were also the owner of record of pending U.S. and non-U.S. patent applications relating to such other product candidates in these areas.

Patents covering the composition of matter of OCA expire in 2022 if the appropriate maintenance renewal, annuity, or other government fees are paid. We expect that the other patents and patent applications, if issued, in the OCA portfolio, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2033. We expect the issued INT-767 composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029. We expect the other patents and patent applications, if issued, in the INT-767 portfolio, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027 to 2033. We expect the issued INT-777 composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030. We expect the other patents and patent applications, if issued, in the INT-777 portfolio, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2029.

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

Depending upon the timing, duration and specifics of FDA marketing approval of OCA and our other product candidates, if any, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. In the event that we are unable to obtain any patent term extensions, the issued composition of matter patents for OCA are expected to expire in 2022 assuming they withstand any challenge. We expect that the other patents and patent applications for the OCA portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2033.

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

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we fail to obtain a license, develop or obtain non-infringing technology or defend an infringement action successfully, or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.

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

Risks Related to Ownership of Our Common Stock

An active trading market in our common stock may not be maintained.

The trading market in our common stock has been extremely volatile. The quotation of our common stock on The NASDAQ Global Select Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of February 28, 2014, approximately 41.6% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities (other than Visium Asset Management, LP, FMR LLC and SAC Capital Advisors LP and their respective affiliates) and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention.

At least two class action lawsuits have been filed alleging, among other things, that we and certain of our officers violated federal securities laws by making allegedly material misrepresentations and/or omissions of material fact regarding the lipid effects of OCA observed in NASH patients in our announcement of the early termination of the FLINT trial based on a pre-defined interim efficacy analysis in January 2014. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees.

While we believe we have meritorious defenses, we cannot predict the outcome of these lawsuits. There may be additional suits or proceedings brought in the future. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability fully to focus our internal resources on our business activities, and we cannot predict how long it may take to resolve these matters. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from these lawsuits, as they are currently at an early stage, and we cannot be certain how long it may take to resolve these lawsuits or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgment or enter into settlement of claims for monetary damages. A decision adverse to our interests on either of these lawsuits could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuits could lead to more volatility in our stock price.

Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

The trading price of our stock price has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in October 2012, the price of our common stock on The NASDAQ Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section of this Annual Report on Form 10-K, these factors include:

•	adverse results or delays in our clinical trials;
•	inability to obtain additional funding;
•	any delay in filing an IND, NDA, MAA or comparable submission for any of our product candidates and any adverse development or perceived adverse development with respect to the regulatory review of such submission;
•	failure to successfully develop and commercialize OCA and any of our other product candidates;
•	failure to maintain our existing strategic alliances or enter into new alliances;
•	inability to obtain adequate product supply for OCA and our future product candidates or the inability to do so at acceptable prices;

•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our products or our competitors’ products;
•	changes in laws or regulations applicable to our future products;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•	competition from existing products or new products that may emerge;
•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	additions or departures of key management or scientific personnel;
•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcement or expectation of additional financing efforts;
•	significant lawsuits, including patent or stockholder litigation, involving us;
•	sales of our common stock by us, our insiders or our other stockholders;
•	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements;
•	market conditions for biopharmaceutical stocks in general; and
•	general economic, industry and market conditions.

Furthermore, the stock markets in general and the market for biotechnology companies in particular have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations may negatively impact the market price of shares of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to class action securities lawsuits and may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, our stockholders could incur substantial losses.

In addition, our financial results may vary due to fluctuations in our warrant liability. Because our common stock is publicly traded, fluctuations in our warrant liability are expected to increase or decrease significantly based on changes in the price of our common stock. If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.

We have a significant stockholder, which will limit your ability to influence corporate matters and may give rise to conflicts of interest.

Genextra S.p.A., together with its affiliates, whom we refer to collectively as Genextra, is our largest stockholder. As of February 28, 2014, Genextra owned 5,938,890 shares of our common stock and warrants to purchase an additional 865,381 shares of our common stock. The shares of common stock owned by Genextra represented approximately 30.4% of our outstanding common stock as of February 28, 2014. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

In addition, if Genextra obtains a majority of our common stock, Genextra would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Genextra would be able to control the election of directors, amendments to our organizational documents and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. In addition, if Genextra obtains a majority of our common stock, we would be deemed a “controlled company” within the meaning of the NASDAQ Listing Rules. Under the NASDAQ Listing Rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NASDAQ Listing Rules regarding corporate governance, including: (i) the requirement that a majority of our board of directors consist of independent directors, (ii) the requirement that the compensation of our officers be determined or recommended to the board by a compensation committee that is composed entirely of independent directors, and (iii) the requirement that director nominees be selected or recommended to the board by a majority of independent directors or a nominating committee that is composed entirely of independent directors.

Furthermore, the interests of Genextra may not always coincide with your interests or the interests of other stockholders, and Genextra may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, and might affect the prevailing market price for our common stock. Our board of directors, which consists of nine directors, including two affiliated with Genextra, has the power to set the number of directors on our board from time to time.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies, could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we have and may continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (2) December 31, 2017; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission based on the market value of our common stock held by non-affiliates. If the market value of our common stock that is held by non-affiliates continues to exceed $700 million as of June 30, 2014, we would cease to be an emerging growth company as of December 31, 2014 and would need to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosure due to error or fraud may occur and not be detected.

You may experience future dilution as a result of future equity offerings.

In the future, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share you paid for our shares. Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of existing stockholders and you may experience dilution. You may incur additional dilution upon the exercise of any outstanding stock options or warrants or vesting of restricted stock units.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they publish inaccurate or unfavorable reports about our stock, the price of our stock and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our company. We do not have any control over these analysts, and there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts covering us fail to regularly publish reports on us, demand for our common stock could decline, which could cause our stock price and trading volume to decline.

Anti-takeover provisions in our restated certificate of incorporation and our restated by-laws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions in our restated certificate of incorporation and restated by-laws, as well as provisions of Delaware law, contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

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

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our restated certificate of incorporation or restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures may also frustrate or prevent any attempts by our stockholders to replace or remove our current management or members of our board of directors and could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful stockholder claims against us and may reduce the amount of money available to us.

As permitted by Section 102(b)(7) of the DGCL, our restated certificate of incorporation limits the liability of our directors to the fullest extent permitted by law. In addition, as permitted by Section 145 of the DGCL, our restated certificate of incorporation and restated bylaws provide that we shall indemnify, to the fullest extent authorized by the DGCL, each person who is involved in any litigation or other proceeding because such person is or was a director or officer of our company or is or was serving as an officer or director of another entity at our request, against all expense, loss or liability reasonably incurred or suffered in connection therewith. Our restated certificate of incorporation provides that the right to indemnification includes the right to be paid expenses incurred in defending any proceeding in advance of its final disposition, provided, however, that such advance payment will only be made upon delivery to us of an undertaking, by or on behalf of the director or officer, to repay all amounts so advanced if it is ultimately determined that such director is not entitled to indemnification. If we do not pay a proper claim for indemnification in full within 60 days after we receive a written claim for such indemnification, except in the case of a claim for an advancement of expenses, in which case such period is 20 days, our restated certificate of incorporation and our restated bylaws authorize the claimant to bring an action against us and prescribe what constitutes a defense to such action.

Section 145 of the DGCL permits a corporation to indemnify any director or officer of the corporation against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any action, suit or proceeding brought by reason of the fact that such person is or was a director or officer of the corporation, if such person acted in good faith and in a manner that he reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, if he or she had no reason to believe his or her conduct was unlawful. In a derivative action (i.e., one brought by or on behalf of the corporation), indemnification may be provided only for expenses actually and reasonably incurred by any director or officer in connection with the defense or settlement of such an action or suit if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be provided if such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine that the defendant is fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

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

As of December 31, 2013, we had net operating loss carryforwards, or NOLs, for federal income tax purposes of $108.2 million, which expire from 2024 through 2032. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Internal Revenue Code, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have assessed whether one or more ownership changes as defined under Section 382 of the Internal Revenue Code have occurred since our inception and have determined that there have been at least two such changes. Accordingly, although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to utilize the aforementioned carryforwards may be limited due to other reasons. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and clinical development operations are located in New York, New York and San Diego, California, where we lease and occupy approximately 11,124 and 15,678 square feet of space, respectively.

In October 2013, we entered in a lease agreement in New York City for our new corporate headquarters, providing 11,124 square feet of space. We also have a pre-negotiated commitment to take an additional 9,502 square feet in September 2014, although we may in our sole discretion opt not to take the additional space by providing written notice to our landlord on or before April 30, 2014 and paying a termination fee of up to approximately $171,000. The lease for our New York office will expire in July 2024.

In March 2013, we entered into an amendment to the lease for our San Diego office, which, among other things, added approximately 5,100 square feet of space and extended the term of the existing lease. During November 2013, we entered into a second amendment to the lease for our San Diego office, which added approximately 3,069 square feet of space. As a result of these amendments, we lease an aggregate of 15,678 square feet of space in San Diego. The lease for our San Diego office, as amended, will expire in December 2015.

Item 3.	Legal Proceedings

See Item 1. “Business — Legal Proceedings” of this Annual Report on Form 10-K

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Market on October 11, 2012 under the symbol “ICPT”. Prior to that time, there was no public market for our common stock. Shares sold in our initial public offering on October 10, 2012 were priced at $15.00 per share. As a result, the following table sets forth, for the quarterly periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for each quarter in the years ended December 31, 2012 and 2013.

Year Ended December 31, 2012	High	Low
Fourth quarter (beginning October 11, 2012)	$77.53	$17.96

Year Ended December 31, 2013	High	Low
First Quarter	$42.67	$33.45
Second Quarter	45.00	30.38
Third Quarter	72.64	42.41
Fourth Quarter	77.53	46.81

Stockholders

As of February 28, 2014, there were 26 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock from October 11, 2012 through December 31, 2013 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on October 10, 2012 in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index and it assumes the reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*
Among Intercept Pharmaceuticals, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index

*	$100 invested on 10/10/2012 in stock or index. Fiscal Year ending December 31, 2013.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or Securities Act, or the Securities Exchange Act of 1934, as amended, or Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the year ended December 31, 2013 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1 and December 31, 2013, we issued an aggregate of 235,420 shares of common stock upon exercise of previously issued and outstanding warrants to purchase common stock. All such shares, except for 2,803 shares that were issued upon the cash exercise of a warrant, were issued upon the cashless exercise of such warrants. No underwriters were involved in the foregoing sales of securities. The securities described above were issued and sold in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. Each of the purchasers in these transactions represented to us in connection with its purchase that it was acquiring the securities for investment and not for distribution and that it could bear the risks of the investment. Each purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from registration.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

In October 2012, we completed our initial public offering of 5,750,000 shares of our common stock at a price of $15.00 per share for aggregate gross proceeds of approximately $86.3 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1, which was declared effective on October 10, 2012 (File No. 333-183706), and a registration statement on Form S-1 filed pursuant to Rule 462(b) of the Securities Act (File No. 333-184370). Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as book-running manager for the offering and as representatives of the underwriters. BMO Capital Markets, Needham & Company, Wedbush PacGrow Life Sciences, and ThinkEquity LLC acted as the co-managers for the offering. The offering commenced on October 10, 2012 and did not terminate until the sale of all of the shares offered.

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

We have invested the net proceeds from the offering in a variety of capital preservation investments, including money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on October 11, 2012. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

(In thousands, except share and per share data)	Years Ended December 31,				Period From September 4, 2002 (Inception) Through December 31, 2013 (Unaudited)
	2010	2011	2012	2013
Statement of Operations Data:
Licensing revenues	$—	$1,805	$2,446	$1,622	$5,873
Operating expenses:
Research and development	12,710	11,426	16,183	27,941	99,376
General and administrative	3,644	4,209	5,177	13,132	42,730
Total operating expenses	16,354	15,635	21,360	41,073	142,106
Loss from operations	(16,354)	(13,830)	(18,914)	(39,451)	(136,233)
Total other income (expense), net	1,266	1,093	(24,729)	(28,341)	(49,743)

Net loss	$(15,088)	$(12,737)	$(43,643)	$(67,792)	$(185,976)
Dividend on preferred stock, not declared	(2,901)	(3,000)	(2,630)	—
Net loss attributable to common stockholders	$(17,989)	$(15,737)	$(46,273)	$(67,792)
Net loss per share, basic and diluted	$(5.40)	$(4.73)	$(7.36)	$(3.76)
Weighted average shares outstanding, basic and diluted	3,329,666	3,329,666	6,283,238	18,028,731

	December 31,
	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$15,424	$17,707	$110,194	$144,832
Total assets	17,118	19,470	112,179	150,319
Accounts payable, accrued expenses, and other liabilities	1,587	1,504	3,746	7,260
Warrant liability	6,881	5,836	30,359	50,112
Deferred revenue	—	14,608	12,162	10,541
Common and preferred stock	31	31	17	19
Additional paid-in capital	70,268	72,134	184,100	268,302
Accumulated deficit during development stage	(61,803)	(74,540	(118,183)	(185,976)
Total stockholders’ equity (deficit)	8,318	(2,560)	65,912	82,406

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth under Item 1A. “Risk Factors” and under “Forward-Looking Statements” in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic liver and intestinal diseases utilizing our proprietary bile acid chemistry. Our product candidates have the potential to treat orphan and more prevalent liver diseases for which there currently are limited therapeutic solutions.

Our lead product candidate, obeticholic acid, or OCA, is a bile acid analog, or a chemical substance that has a structure based on a naturally occurring human bile acid. OCA is a first-in-class product candidate that selectively binds to and induces activity in the farnesoid X receptor, or FXR, which we believe has broad liver-protective properties. We are developing OCA initially for primary biliary cirrhosis, or PBC, as a second line treatment for patients who have an inadequate response to or who are unable to tolerate standard of care therapy and therefore need additional treatment. PBC is a chronic autoimmune liver disease that, if inadequately treated, may eventually lead to cirrhosis, liver failure and death. We are conducting a Phase 3 clinical trial of OCA in PBC, which we call the POISE trial, that we anticipate will serve as the basis for seeking the first regulatory approval to market OCA in the United States and Europe. The POISE trial enrolled 217 patients and we currently expect top-line results from the POISE trial to be available in March 2014. If the results of the POISE trial are positive, we expect to file for marketing approval in the United States and Europe at the end of 2014. OCA is also currently being evaluated in a Phase 2b trial for the treatment of nonalcoholic steatohepatitis, or NASH, known as the FLINT trial, which has been sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. In January 2014, the NIDDK stopped the double-blind treatment phase of the FLINT trial early following a planned interim analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criteria. In addition to PBC and NASH, we are developing OCA in other patient populations, including cirrhosis, primary sclerosing cholangitis, or PSC, portal hypertension, alcoholic hepatitis and bile acid diarrhea and anticipate initiating clinical trials for several of these indications throughout 2014. Furthermore, we plan to complete IND-enabling studies in INT-767, an earlier stage product for which we plan to initiate a Phase 1 trial in the fourth quarter of 2014. OCA has received orphan drug designation in the United States and Europe for the treatment of PBC and PSC. We own worldwide rights to OCA outside of Japan and China, where we have exclusively licensed the compound to Dainippon Sumitomo Pharma, or DSP, and granted it an option to exclusively license OCA in certain other Asian countries.

On October 16, 2012, we completed our initial public offering in which we sold 5,750,000 shares of common stock at a public offering price of $15.00 per share and received net proceeds of $78.7 million, after underwriting discounts and commissions and offering expenses payable by us. The number of shares sold in our initial public offering includes the exercise in full by the underwriters of their option to purchase an additional 750,000 shares of common stock. Upon the closing of our initial public offering, all 7,403,817 outstanding shares of our convertible preferred stock automatically converted into an aggregate of 7,403,817 shares of common stock. We filed an amended and restated certificate of incorporation on October 16, 2012 to authorize 25,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock. On June 24, 2013, we completed a follow-on public offering of 1,989,500 shares of our common stock at a public offering price of $33.01 per share. We received aggregate net proceeds from the follow-on offering of approximately $61.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The number of shares sold in our June 2013 follow-on public offering includes the exercise in full by the underwriters of their option to purchase an additional 259,500 shares of common stock. Our common stock trades on the NASDAQ Global Select Market, or NASDAQ, under the trading symbol “ICPT.”

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations, protecting our intellectual property and engaging in pre-commercial activities. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception until December 31, 2013, we have funded our operations primarily through the private and public sales of preferred stock, common stock, convertible notes and warrants to purchase common stock and payments received under our collaboration agreements totaling $247.6 million (net of issuance costs of $14.4 million), including $29.7 million in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering in October 2012 and $61.2 million in net proceeds from our follow-on public offering in June 2013, and through the receipt of $16.4 million of up-front payments under our collaborative agreements.

We have incurred net losses in each year since our inception in 2002. Our net losses were approximately $12.7 million, $43.6 million and $67.8 million for the years ended December 31, 2011, 2012 and 2013, respectively. As of December 31, 2013, we had an accumulated deficit of approximately $186.0 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations and from the mark-to-market of our liability-classified warrants.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	complete the development of our lead product candidate, OCA, for the treatment of PBC, NASH, and other potential patient populations;
•	seek to obtain regulatory approvals for OCA for PBC, NASH and other potential patient populations;
•	outsource the commercial manufacturing of OCA for any indications for which we receive regulatory approval;
•	engage in activities relating to the sales, marketing and distribution of OCA for any indications for which we receive regulatory approval;
•	continue our research and development efforts with our preclinical development compounds, including INT-767;
•	maintain, expand and protect our intellectual property portfolio;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
•	operate as a public company.

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

The Company has its administrative headquarters in New York, New York and an office in San Diego, California. The Company has a wholly owned subsidiary in Italy which acts as the Company’s legal representative for our clinical trials in the European Union to satisfy European Union regulatory requirements.

We are continuing our early stage TGR5 research through our collaboration with Les Laboratories Servier and Institut de Recherches Servier, or collectively Servier.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of products. All our revenue has been derived from our collaborative agreements for the development and commercialization of certain of our product candidates. In March 2011, we entered into an exclusive licensing agreement with DSP for the development of OCA in Japan and China. Under the terms of the agreement, we received an up-front payment of $15.0 million and may be eligible to receive up to approximately $300 million in additional payments for development, regulatory and commercial sales milestones for OCA in Japan and China. In August 2011, we entered into a collaboration agreement with Servier for the discovery, research and development of bile acid-derived agonists, or substances that bind to receptors of cells and trigger responses by those cells, for a dedicated bile acid receptor called TGR5. Under the terms of the agreement, we received an up-front payment from Servier of $1.4 million. Servier may be required to pay us up to an aggregate amount of approximately €108 million (approximately $148.7 million as of December 31, 2013) upon the achievement of specified development, regulatory and commercial sale milestones, as well as royalties on sales, based on the successful outcome of the collaboration. For accounting purposes, the up-front payments from both transactions are recorded as deferred revenue and amortized over time. We recognized $2.4 million and $1.6 million in license revenue for the relevant amortization of the two up-front payments during the years ended December 31, 2012 and 2013, respectively. As the Servier up-front payment has been fully recognized as of the third quarter of 2012, no further revenue will be recognized in respect of such payments. We anticipate that we will recognize revenue of approximately $1.6 million per year through 2020, the expected end of the development period, for the amortization of the up-front payment from DSP. We did not receive any milestone payments during 2012 or 2013 related to these agreements. In January 2014, the NIDDK stopped the double-blind treatment phase of the FLINT trial in NASH patients early following a planned interim analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criteria. This event met the criteria for the payment to us of a development milestone by DSP of $1.0 million which will be recorded as revenue in the first quarter of 2014. In the future, we may generate revenue from a combination of license fees and other upfront payments, research and development payments, milestone payments, product sales and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or our strategic alliance partners. If our strategic alliance partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.

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

From inception through December 31, 2013, we have incurred approximately $99.4 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of OCA for the treatment of PBC, NASH and PSC and other indications and to further advance the development of our other product candidates, subject to the availability of additional funding.

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. We have been developing OCA and other agonists of FXR, as well as TGR5 agonists, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in personnel costs in the table below.

	Years Ended December 31,
	2011	2012	2013
	(in thousands)
Direct research and development expense by program:
OCA	$8,056	$10,495	$16,467
INT-767	—	—	534
INT-777	195	52	49
Total direct research and development expense	8,251	10,547	17,050
Personnel costs	2,750	4,947	9,852
Indirect research and development expense	425	689	1,039
Total research and development expense	$11,426	$16,183	$27,941

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

OCA

The majority of our research and development resources are focused on our ongoing and planned clinical and preclinical studies and the other work we plan to undertake to support our NDA and MAA filings for OCA for the treatment of PBC, which we currently plan to file by the end of 2014. We have incurred and expect to continue to incur significant expense in connection with these efforts, including:

•	We completed the double-blind phase of our Phase 3 POISE trial of OCA in patients with PBC in December 2013 and results from the trial are expected to be available in March 2014. Patients who completed the double-blind phase of the trial were eligible to continue in an open-label, long-term safety extension trial, or LTSE, for five years. Of the 198 patients who completed the double-blind phase of the trial, more than 95% continued in the LTSE phase of the trial. We anticipate the LTSE phase of the trial to continue through 2019.
•	We are currently in discussions with the FDA on the clinical outcomes trial that must be underway at the time the FDA makes a decision whether to grant accelerated approval. The clinical outcomes trial will be completed on a post-marketing basis. We currently anticipate initiating this trial during the third quarter of 2014.
•	We plan to conduct a Phase 1 clinical trial in healthy volunteers to evaluate the effect of OCA on the heart’s electrical cycle, known as the QT interval, and additional Phase 1 clinical trials in 2014.
•	We have contracted with third-party manufacturers to produce the quantities of OCA needed for regulatory approval as well as the necessary supplies for our other contemplated trials and are working to secure second manufacturers. We are currently reviewing potential third-party manufacturers for our commercial supply of OCA and plan to begin building commercial supplies in 2014.
•	We have contracted with and plan to engage a number of consultants in relation to our seeking of regulatory approval and intend to implement various electronic software and systems in relation to our regulatory activities.

In addition, we are evaluating OCA in other chronic liver and other diseases. In connection with our efforts in NASH, we have incurred significant expenses relating to our agreement with NIDDK, for milestones related to the FLINT trial, a Phase 2b clinical trial in patients with NASH. These expenses include $1.0 million that was paid in June 2012 and an additional $1.25 million that was paid in connection with the full enrollment of the FLINT trial, which occurred in November 2012. No further payments are due under the agreement.

Pending our detailed review of the FLINT trial results and discussions with the FDA and EMA, we currently believe that we will likely need to conduct one or two pivotal Phase 3 clinical outcomes trials of OCA in NASH patients. We expect any such Phase 3 trial would incorporate an interim surrogate endpoint that may serve as the basis for filing for accelerated approval in the United States and the equivalent conditional or potentially full approval in Europe. Subject to available funding, we plan to initiate Phase 3 clinical outcomes trials in NASH patients with advanced fibrosis and in cirrhotic patients suffering from NASH and other chronic liver diseases during the first half of 2015. In the meantime, we intend to initiate a Phase 2 trial investigating the lipid metabolic effects of OCA in NASH patients in the second half of 2014 and are evaluating whether to initiate a Phase 2 trial of OCA in pediatric NASH patients in late 2014.

For PSC, we intend to initiate a Phase 2 clinical trial in the second half of 2014.

INT-767, INT-777 and Other TGR5 Agonists

We are currently conducting research in collaboration with Servier to discover and develop additional novel TGR5 agonists. We also intend to continue to develop INT-767 (a dual FXR/TGR5 agonist) and INT-777 (pure TGR5 agonist), our two existing compounds not included in this collaboration. Currently, we plan to continue with preclinical development of INT-767 through to the filing of an IND and, subject to the IND becoming effective, initiate a Phase 1 trial of INT-767 in healthy volunteers in the fourth quarter of 2014. We intend to continue development of INT-777 through potential collaborations with third parties, over the next several years.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, operational, finance and human resources functions. Other significant general and administrative expenses include OCA pre-commercial activities, facilities costs, accounting and legal services, directors and officer liability insurance, information technology, professional fees for directors, travel, and other expense of operating as a public company.

Our general and administrative expenses have increased and will continue to increase as we operate as a public company and due to the potential commercialization of our product candidates. We believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We have also incurred and may continue to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies. In 2014, we anticipate that we will also implement a number of software and systems in relation to our operation as a public company.

Other Income, Net

Other income consists of interest income earned on our cash, cash equivalents and investment securities, offset by interest expense pertaining to equipment held currently under a capitalized lease. This capitalized lease matured in 2012 and, as such, we will no longer be subject to the interest expense under this capitalized lease.

Revaluation of Warrants

In conjunction with various financing transactions, we issued warrants to purchase shares of our common stock. As of December 31, 2013, except for the warrants issued to Genextra S.p.A., all of the warrants have either been exercised or expired in accordance with their terms. Certain of the warrants that were outstanding during 2013 included a provision that provides for a reduction in the warrant exercise price upon subsequent issuances of additional shares of common stock for consideration per share less than the applicable per share warrant exercise price. The warrants containing this provision, including the warrants held by Genextra S.p.A., are deemed to be derivative instruments and as such, are recorded as a liability and marked-to-market at each reporting period. Certain other warrants outstanding during 2013 included a provision that required the shares underlying the warrants to be registered upon the completion of an initial public offering. As a result, these warrants were reclassified as a liability as of the date of our initial public offering and were also marked-to-market at each reporting date since the offering. The fair value estimates of these warrants are determined using a Black-Scholes option-pricing model and are based, in part, on subjective assumptions and could differ materially in the future. Non-cash changes in the fair value of the common stock warrant liability from the prior period is recorded as a component of other income and expense. We will continue to adjust the fair value of the common stock warrant liability at the end of each reporting period for changes in fair values until the earlier of the exercise or expiration of the applicable common stock warrants or until such time that the warrants are no longer determined to be derivative instruments. Because our common stock is publicly traded, these fluctuations are expected to increase or decrease significantly based on changes in the price of our common stock through January 2015, the expiration date of the outstanding warrants. For example, the fair value of the warrant liability increased from $30.4 million at December 31, 2012 to approximately $50.1 million at December 31, 2013 primarily due to increase in the fair value of our common stock from $34.24 per share as of December 31, 2012 to $68.28 per share as of December 31, 2013, offset by the reduction in the number of warrants outstanding. Given the substantial increase in the price of our common stock in January 2014 following the news that the NIDDK had decided to stop the double-blind treatment phase of the FLINT trial early for efficacy, we expect this warrant liability to materially increase in the first quarter of 2014. In addition, as these warrants expire in January 2015, they will now be classified as a current liability.

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

Our collaboration agreements also provide for potential milestone payments to us, none of which have been received to date. Revenues from milestone payments, if they are non-refundable and considered substantive, are recognized upon successful accomplishment of the milestones. If milestones are not considered substantive, milestone payments are initially deferred and recognized over the remaining performance obligation. In January 2014, the NIDDK stopped the double-blind treatment phase of the FLINT trial in NASH patients early following a planned interim analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criteria. This event met the criteria for the payment to us of a development milestone by DSP of $1.0 million pursuant to our collaboration agreement with DSP, which will be recorded as revenue in the first quarter of 2014.

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

Stock-based compensation expense includes stock options and RSUs granted to employees and non-employees and has been reported in our statements of operations as follows:

	Years Ended December 31,
	2011	2012	2013
	(in thousands)
Research and development	$472	$1,712	$4,723
General and administrative	1,394	1,637	4,723
Total	$1,866	$3,349	$9,446

We calculate the fair value of stock-options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. Our key assumptions are:

•	The expected volatility was estimated based upon the historical volatility information of peer companies for 2013. Because there was no public market for our common stock prior to October 11, 2012, we lacked company-specific historical and implied volatility information to estimate the volatility of our common stock price. We calculated expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status.
•	The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.
•	We determine the average expected life of stock options based on the simplified method in accordance with the Securities and Exchange Commission Staff Accounting Bulletin Nos. 107 and 110. We expect to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.
•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2011, 2012 and 2013 are set forth below:

	Years Ended December 31,
	2011	2012	2013
Volatility	107 – 113%	107 – 115%	95 – 115%
Expected term (in years)	5.0 – 6.0	5.0 – 6.0	5.3 – 6.1
Risk-free interest rate	1.1 – 1.4%	0.7 – 0.8%	0.9 – 3.0%
Expected dividend yield	—%	—%	—%
Stock price	$8.67	$8.67 – $34.24	$34.24 – $68.28

We expect the impact of stock compensation to grow in future periods due to the potential increases in the value of our common stock, increased headcount and additional stock option and other equity grants. Our stock price increased from a closing price of $68.28 on December 31, 2013 to $410.50 on February 28, 2014. The increase in our stock price will particularly impact the stock compensation expense of non-employees in the first quarter of 2014 as their expense is revalued on a quarterly basis.

We are required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest. Due to the lack of historical forfeiture activity of our plan, we expect to estimate our forfeiture rate based on peer company data with characteristics similar to our company. For 2011, 2012 and 2013, we used a forfeiture rate of five percent. There were no significant forfeitures through December 31, 2013.

Prior to our initial public offering in October 2012, due to the absence of an active market for our common stock, the fair value of our common stock for purposes of determining the exercise price for stock option grants was determined by our board of directors, with the assistance and upon the recommendation of management, in good faith, based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid.

Common Stock Warrant Liability

In conjunction with various financing transactions, we issued warrants to purchase shares of our common stock as discussed above under “Revaluation of Warrants.” The fair value of the underlying common stock is based on the Black-Scholes option-pricing model which requires the use of subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of the warrants at each valuation date. We will continue to adjust the fair values of the warrants at each financial reporting period end for any changes in fair value until the earlier of the exercise or expiration of the applicable common stock warrants or until such time that the warrants are no longer determined to be derivative instruments. Our warrant liability is expected to fluctuate based on the assumptions used in our valuation model.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we have and intend to continue to rely on certain exemptions and reduced reporting requirements provided by the JOBS Act, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2017; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission based on the market value of our common stock held by non-affiliates. If the market value of our common stock that is held by non-affiliates continues to exceed $700 million as of June 30, 2014, we would cease to be an emerging growth company as of December 31, 2014 and would need to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2013

The following table summarizes our results of operations for the years ended December 31, 2012 and 2013, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Dollar Change	% Change
	2012	2013
	(in thousands)
Licensing revenue	$2,446	$1,622	$(824)	(34)%
Operating expenses:
Research and development	16,183	27,941	11,758	72%
General and administrative	5,177	13,132	7,955	*
Loss from operations	(18,914)	(39,451)	(20,537)	*
Warrant revaluation expense	(24,626)	(28,441)	(3,815)	15%
Other income, net	88	100	12	14%
Foreign currency loss	(192)	—	192	*
Net loss	$(43,644)	$(67,792)	$(24,148)	55%

*	Not meaningful or not calculable.

Licensing Revenue

For the year ended December 31, 2012, we recorded a total of $2.4 million of licensing revenue, consisting of $1.6 million and $0.8 million from the amortization of the up-front payments from the collaboration agreements entered into during 2011 with DSP and Servier, respectively. For the year ended December 31, 2013, we recorded a total of $1.6 million of licensing revenue from the amortization of the up-front payments from the collaboration agreement entered into during 2011 with DSP. The revenue related to the up-front payment from Servier was fully recognized in the third quarter of 2012.

Research and Development Expenses

Research and development expenses were $16.2 million and $27.9 million for the years ended December 31, 2012 and 2013, respectively. The net increase in research and development expenses was $11.7 million, or 72%. This increase in research and development expense primarily reflects:

•	increased non-cash stock compensation expense of $3.0 million;
•	increased clinical trial material costs to support clinical trials of OCA of approximately $1.9 million;
•	increased clinical trial costs of OCA of approximately $1.6 million;
•	additional personnel on our development team to manage the increased activities around our development program of OCA, resulting in increased compensation, bonus, and related benefits of approximately $1.9 million;
•	increased drug product costs including validation and analytics of approximately $1.4 million to support our commercial scale manufacturing;
•	increased regulatory costs of approximately $800,000 related to additional trials as well as the preparation for the NDA and MAA filings anticipated at the end of 2014;
•	increased research costs of approximately $500,000;
•	increased expenses associated with IND enabling studies of INT-767 of approximately $700,000;
•	increased direct development expense for our POISE trial and the LTSE of POISE of approximately $500,000; partially offset by

•	decreased expense of $2.3 million payable by us to the NIDDK relating to milestones under the NIDDK agreement, as all milestone were achieved and paid in 2012.

General and Administrative Expenses

General and administrative expenses were $5.2 million and $13.1 million for the years ended December 31, 2012 and 2013, respectively. The increase in general and administrative expenses of $7.9 million was mainly due to:

•	increased non-cash stock-based compensation costs of approximately $3.1 million;
•	additional personnel to manage the increased activities due to our operating as a public company, resulting in increased compensation, bonus, and related benefit costs of approximately $1.2 million;
•	increased pre-commercial activities related to market research of approximately $1.8 million; and
•	increased operating costs related to operating as a public company of approximately $1.8 million including costs associated with;
º	increased legal, accounting and securities listings expenses of approximately $1.0 million to support our public company operations;
º	increased directors’ and officers’ insurance expenses of approximately $395,000; and
º	increased other costs, including rent, utilities, and compensation consultant of approximately $350,000.

Warrant Revaluation Expense

Our outstanding warrants are deemed to be derivative instruments that require liability classification and mark-to-market accounting. As such, at the end of each reporting period, the fair values of the warrants were determined by us using a Black-Scholes option-pricing model, resulting in the recognition of expenses of $24.6 million and $28.4 million for the years ended December 31, 2012 and 2013, respectively. As of December 31, 2013, all warrants to purchase common stock, other than the warrant held by Genextra S.p.A., have been exercised or have expired in accordance with their terms. For the years ended December 31, 2012 and 2013, the fair value of the warrants increased primarily because of the significant increase in the price of the common stock underlying the warrants, which was based on the market price of our common stock as reported on the NASDAQ Global Select Market following our initial public offering in October 2012. This increase in the warrant liability due to the underlying price of our common stock value during 2013 was partially offset by the reduction of the outstanding warrants due to exercises and expirations during the period. These fluctuations are expected to increase or decrease significantly based on changes in the price of our common stock. We anticipate that the warrant liability will increase significantly during the first quarter of 2014 due to the substantial increase in the price of our common stock. This warrant will expire in January 2015, if not previously exercised.

Other Income, Net

The change in other income, net primarily reflects an increase in net interest income compared to the year ended December 31, 2012. The increase was primarily the result of higher average investment balances during 2013 as compared to 2012 due to our investment of the proceeds from our follow-on public offering in June 2013.

Comparison of the Years Ended December 31, 2011 and 2012

The following table summarizes our results of operations for the years ended December 31, 2011 and 2012, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Dollar Change	% Change
	2011	2012
	(in thousands)

Licensing revenue	$1,805	$2,446	$641	36%
Operating expenses:
Research and development	11,426	16,183	4,757	42%
General and administrative	4,209	5,177	968	23%
Loss from operations	(13,830)	(18,914)	(5,084)	37%
Warrant revaluation income (expense)	1,045	(24,626)	(25,671)	*
Other income, net	48	88	40	83%
Foreign currency loss	—	(192)	(192)	*
Net loss	$(12,737)	$(43,644)	$(30,907)	*

*	Not meaningful or not calculable.

Licensing Revenue

For the year ended December 31, 2011, we recorded a total of $1.8 million of licensing revenue, consisting of $1.2 million and $600,000 from the amortization of the up-front payments from the collaboration agreements entered into during 2011 with DSP and Servier, respectively. For the year ended December 31, 2012, we recorded a total of $2.4 million of licensing revenue, consisting of $1.6 million and $824,000 from the amortization of the up-front payments from the collaboration agreements entered into during 2011 with DSP and Servier, respectively. The revenue recorded or the DSP agreement increased in 2012 as the agreement was only in place for nine months of 2011. The revenue related to the up-front payment from Servier was fully recognized in the third quarter of 2012.

Research and Development Expenses

Research and development expenses were $11.4 million and $16.2 million for the years ended December 31, 2011 and 2012, respectively. The net increase in research and development expenses was $4.8 million, or 42%. This increase in research and development expense primarily reflects:

•	an increase in personnel on our development team to manage the increased activities round our development program for OCA, resulting in increased compensation expense of approximately $2.2 million, of which $1.2 million was due to stock compensation expense, approximately $265,000 was due to associated overhead and approximately $360,000 was due to bonus expense;
•	increased direct development expense for our Phase 3 Poise trial of approximately $2.1 million;
•	increased expenses of $1.8 million payable by us to the NIDDK relating to milestones achieved under the NIDDK agreement;
•	increased costs associated with regulatory consultants of $200,000 related to the OCA development program;
•	increased direct development expense for the Phase 2 clinical trial of OCA in portal hypertension of approximately $137,000;
•	increased direct development expense for the initiation of our two-year animal carcinogenicity studies of OCA in two species of approximately $110,000;
•	reduced direct research and development expense of approximately $1.2 million resulting from the closure of our research facility in June 2011 and research associated with our TGR5 program, which was previously paid by us and is now funded by Servier though our collaboration with it;

•	reduced direct research and development expense with respect to the completion of our Phase 2 trials for OCA and reduced expenses of the long-term safety extension study of approximately $360,000;
•	reduced direct research and development expense relating to INT-777 of approximately $145,000 related primarily to decreased stability and optimization work; and
•	decreased costs associated with market research of OCA in PBC of $100,000.

General and Administrative Expenses

General and administrative expenses were $4.2 million and $5.2 million for the years ended December 31, 2011 and 2012, respectively. The increase in general and administrative expenses of $1.0 million, or 23%, was mainly due to i) an increase in stock-based compensation costs for options and restricted stock units granted to our employees and directors of $243,000, an increase in bonus expense of $272,000, and an increase in accounting fees of $175,000 related to our operating as a public company.

Warrant Revaluation Income (Expense)

Our outstanding warrants are deemed to be derivative instruments that require liability classification and mark-to-market accounting. As such, at the end of each reporting period, the fair values of the warrants were determined by us using a Black-Scholes option-pricing model, resulting in the recognition of a gain of $1.0 million for the year ended December 31, 2011 and a loss of $24.6 million for the year ended December 31, 2012. For the year ended December 31, 2011, the gain was primarily due to the reduction in value of the warrants, as their estimated life declined and changes in volatility of the shares of common stock underlying the warrants. For the year ended December 31, 2012, the fair value of the warrants increased primarily because of the significant increase in the price of the common stock underlying the warrants, which was based on the market price of our common stock as reported on the NASDAQ Global Select Market following our initial public offering in October 2012. Because our common stock is publicly traded, these fluctuations are expected in increase or decrease significantly based on changes in the price of our common stock.

Other Income, Net

The change in other income, net primarily reflects an increase in net interest income compared to the year ended December 31, 2011. The increase was primarily the result of higher average investment balances during 2012 as compared to 2011 due to our investment of the proceeds from our initial public offering in October 2012.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in September 2002 and, as of December 31, 2013, we had an accumulated deficit of $186.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Since our inception through December 31, 2013, we have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling $247.6 million (net of issuance costs of $14.4 million), including $29.7 million in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering in October 2012 and $61.2 million in net proceeds from our follow-on public offering in June 2013, and the receipt of $16.4 million in up-front payments under our licensing and collaboration agreements with DSP and Servier. As of December 31, 2013, we had cash, cash equivalents and investment securities of approximately $144.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Years Ended December 31,
	2011	2012	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$2,606	$(15,749)	$(28,006)
Investing activities	(66)	(64,857)	(70,214)
Financing activities	(250)	108,418	66,072
Effect of exchange rate changes	(6)	(7)	—
Net increase (decrease) in cash and cash equivalents	$2,284	$27,805	$(32,148)

Operating Activities.  Net cash provided by operating activities of $2.6 million during the year ended December 31, 2011 was primarily a result of $16.4 million in up-front payments from our licensing and collaboration agreements with DSP and Servier, of which $14.6 million of which was classified as deferred revenue as described in note 3 to our financial statements included elsewhere in this Annual Report on Form 10-K. The cash payments from the collaboration agreements and the classification of those payments as deferred revenue led to an overall net increase in operating assets of $13.9 million, to which non-cash items of $1.9 million for stock-based compensation, $410,000 for depreciation and $217,000 for a loss on the sale of assets in connection with the potential liquidation of our Italian subsidiary were added. These positive additions to cash flow were offset against our $12.7 million net loss and an additional $1.0 million decrease in assets due to the revaluation of our warrant liability.

Net cash used in operating activities of $15.7 million during the year ended December 31, 2012 was primarily a result of our $43.6 million net loss and net changes in our operating assets and liabilities of $592,000, offset by the add-back of non-cash expenses of $24.6 million for warrant liability revaluation, $3.3 million for stock-based compensation, $210,000 for depreciation and $192,000 foreign currency loss.

Net cash used in operating activities of $28.0 million for the year ended December 31, 2013 was primarily a result of our $67.8 million net loss and net changes in operating assets and liabilities of $200,000 offset by the add-back of non-cash expense of $28.4 million for warrant liability revaluation, $9.4 million for stock-based compensation, $106,000 for depreciation and the amortization of interest premium of $1.6 million.

Investing Activities.   For the year ended December 31, 2011, net cash used in investing activities primarily reflected our use of cash to purchase equipment. Cash provided by short-term investments was partially offset by sales of short-term investments.

Net cash used in investing activities during the year ended December 31, 2012 primarily reflected our net investment of proceeds of the Series C financing and the initial public offering in securities, offset slightly by the redemptions of certificates of deposits.

For the year ended December 31, 2013, net cash used in investing activities reflects the net investment of the proceeds from the June 2013 stock offering of $61.2 million and expenditures for leasehold improvements of $1.6 million as a result of our move to our new corporate headquarters.

Financing Activities.   Net cash used in financing activities in the year ended December 31, 2011 consisted primarily of capital lease payments. Net cash provided by financing activities in the year ended December 31, 2012 consisted primarily of approximately $29.7 million of net proceeds from the sale of Series C preferred stock and $78.7 million from the completion of our initial public offering.

Net cash provided by financing activities in the year ended December 31, 2013 consisted primarily of net proceeds of $61.2 million from the completion of our follow-on public offering in June 2013 and $4.8 million from the exercise of options and warrants to purchase common stock.

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

Based upon our currently expected level of operating expenditures, we believe that our existing cash, cash equivalents, short-term investments and anticipated funding under our DSP and Servier collaborations will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2015. Although our current plans are still preliminary and subject to change, our current estimate reflects, among other items, the planned initiation of our confirmatory clinical outcomes trial of OCA in PBC and engaging in other planned activities for seeking regulatory approval of OCA in PBC, including several Phase 1 pharmacology clinical trials; the planned initiation of a Phase 2 trial investigating the lipid metabolic effects of OCA in NASH patients; the anticipated initiation of a Phase 2 clinical trial of OCA in PSC; an anticipated increase in pre-commercial and commercial activities for OCA in PBC; and pre-clinical studies anticipated to be needed for the submission of an IND for INT-767 and the planned initiation of a Phase 1 clinical trial for INT-767. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. For example, we plan to initiate Phase 3 clinical outcomes trials in NASH patients with advanced fibrosis and in cirrhotic patients suffering from NASH and other chronic liver diseases during the first half of 2015, which will require us to seek additional funds. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•	the results of, and the data from, the POISE trial, the Phase 2b FLINT trial of OCA in NASH patients and our other clinical trials;
•	the willingness of the FDA and EMA to accept our POISE trial, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and marketing approval of OCA for PBC;
•	the progress, costs, results of and timing of our planned confirmatory clinical outcomes trial of OCA for the treatment of PBC;
•	the progress, costs, results of and timing of clinical development of OCA for other indications, including any additional clinical trials that may be needed to continue our development of, and to seek regulatory approval for, OCA in NASH, such as INT-767 and INT-777;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;
•	the ability of our product candidates to progress through pre-clinical and clinical development successfully and in a timely manner;
•	our need to expand our research and development activities;
•	the costs associated with securing and establishing commercialization and manufacturing capabilities;
•	market acceptance of our product candidates;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire additional management, scientific and medical, commercial and other qualified personnel;
•	the effect of competing technological and market developments;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2013 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating leases	$17,987	$1,305	$5,003	$5,084	$6,595
Purchase obligations	2,770	1,583	1,187	—	—
Total	$20,757	$2,888	$6,190	5,084	6,595

We lease general and administrative office space in New York, New York and San Diego, California pursuant to operating leases that expire in 2024 and 2015, respectively. In October 2013, we entered into a lease agreement in New York City for our new corporate headquarters, providing 11,124 square feet of space. We also have a pre-negotiated commitment to take an additional 9,502 square feet, or Additional Space, in September 2014, although we may in our sole discretion opt not to take the Additional Space by providing written notice to our landlord on or before April 30, 2014 and paying a termination fee of up to approximately $171,000. The lease for our New York City office will expire in July 2024.

In March 2013, we entered into an amendment to the lease for our San Diego office, which, among other things, added approximately 5,100 square feet of space and extended the term of the existing lease. In November 2013, we entered into a second amendment to the lease for our San Diego office, which added approximately 3,069 square feet of space. As a result of these amendments, we lease an aggregate of 15,768 square feet of space in San Diego. The lease for our San Diego office, as amended, will expire in December 2015.

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

Our commitments as of December 31, 2013 under our consulting agreement with Professor Pellicciari for the compounds relating to the Servier agreement and our research and development agreement with TES Pharma Srl are reflected in the table above. In October 2013, our agreements with TES Pharma Srl and our agreement with Professor Pellicciari for the compounds relating to the Servier agreement were extended until September 2015. During the extension period, we are required to pay TES Pharma Srl and Professor Pellicciari an aggregate of €250,000 on a quarterly basis and €37,500, respectively. All the commitments under our consulting agreement with Professor Pellicciari and our agreement with TES Pharma Srl, in each case, for the compounds related to the Servier agreement were covered by the reimbursement provisions under our agreement with Servier. See Item 1. “Business — Strategic Collaborations and Research Arrangements” for more information relating to these agreements.

Net Operating Losses

As of December 31, 2012 and 2013, we had federal net operating loss carryforwards, or NOLs, for federal income tax purposes of $70.2 million and $108.2 million, respectively, which expire from 2024 through 2032. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Internal Revenue Code occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have assessed whether one or more ownership changes as defined under Section 382 of the Internal Revenue Code have occurred since our inception and have determined that there have been at least two such changes. Accordingly, although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Securities and Exchange Commission rules.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2013-02, “Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU No. 2013-02. ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 and requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 became effective for us beginning January 1, 2013. The adoption of this amendment did not have a material impact on our results of operations or financial position.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We intend to adopt this guidance during the first quarter of 2014, and do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Basic and Diluted Net Loss Attributable to Common Stockholders per Share of Common Stock

Our Series A, B and C preferred stock represented participating securities. However, since we have operated at a loss since inception, and losses are not allocated to the preferred stock, the two class method did not affect our calculation of earnings per share. Upon the closing of our initial public offering, all outstanding shares of our preferred stock were converted into an aggregate of 7,403,817 shares of common stock.

Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, RSUs and warrants to purchase common stock. Potentially dilutive common stock equivalents totaled approximately 8,309,074 shares, 2,864,303 shares and 2,511,287 shares for the years ended December 31, 2011, 2012 and 2013, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investment securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investment securities. If a 10% change in interest rates were to have occurred on December 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2011, 2012 or 2013.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013 based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control, that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2014 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2014 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2014 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2014 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2014 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

Date: March 14, 2014	By: /s/ Mark Pruzanski, M.D. Mark Pruzanski President and Chief Executive Officer (Principal Executive Officer)
Date: March 14, 2014	By: /s/ Barbara Duncan Barbara Duncan Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ Mark Pruzanski Mark Pruzanski	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2014
/s/ Barbara Duncan Barbara Duncan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014
/s/ Jonathan Silverstein Jonathan Silverstein	Chairman of the Board of Directors	March 14, 2014
/s/ Srinivas Akkaraju, M.D., Ph.D. Srinivas Akkaraju, M.D., Ph.D.	Director	March 14, 2014
/s/ Paolo Fundaro Paolo Fundaro	Director	March 14, 2014
/s/ Sanj K. Patel Sanj K. Patel	Director	March 14, 2014
/s/ Glenn Sblendorio Glenn Sblendorio	Director	March 14, 2014
/s/ Lorenzo Tallarigo, M.D. Lorenzo Tallarigo, M.D.	Director	March 14, 2014
/s/ Klaus Veitlinger, M.D., Ph.D. Klaus Veitlinger, M.D.	Director	March 14, 2014
/s/ Nicole Williams Nicole Williams	Director	March 14, 2014

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2012 and 2013	F-4
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2011, 2012 and 2013, the period from September 4, 2002 (Inception) through December 31, 2013	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the period from September 4, 2002 (inception) through December 31, 2013	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2012 and 2013 and the period from September 4, 2002 (Inception) through December 31, 2013	F-9
Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intercept Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2012 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2011, 2012 and 2013 and for the period from September 4, 2002 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the period September 4, 2002 (inception) to December 31, 2013 include amounts for the period from September 4, 2002 (inception) to December 31, 2007, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period September 4, 2002 through December 31, 2007 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercept Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years ended December 31, 2011, 2012 and 2013 and for the period September 4, 2002 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 14, 2014

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

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$45,511,641	$13,363,185
Investment securities, available-for-sale	64,682,270	131,468,797
Prepaid expenses and other current assets	1,584,308	2,732,556
Total current assets	111,778,219	147,564,538
Fixed assets, net	148,838	1,672,295
Security deposits	251,540	1,081,747
Total assets	$112,178,597	$150,318,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$3,745,773	$7,259,805
Short-term portion of warrant liability	7,596,659	—
Short-term portion of deferred revenue	1,621,622	1,621,622
Total current liabilities	12,964,054	8,881,427
Long-term liabilities:
Long-term portion of deferred revenue	10,540,543	8,918,916
Long-term portion of warrant liability	22,762,135	50,112,137
Total liabilities	46,266,732	67,912,480
Stockholders’ equity:
Common stock. 25,000,000 shares authorized; and 16,526,885 and 19,389,610, shares issued and outstanding as of December 31, 2012 and 2013, respectively; par value $0.001 per share	16,527	19,390
Additional paid-in capital	184,100,139	268,302,617
Accumulated other comprehensive (loss) income, net	(21,451)	59,853
Accumulated deficit during development stage	(118,183,350)	(185,975,760)
Total stockholders’ equity	65,911,865	82,406,100
Total liabilities and stockholders’ equity	$112,178,597	$150,318,580

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,			Period From September 4, 2002 (Inception) Through December 31, 2013 (Unaudited)
	2011	2012	2013
Licensing revenue	$1,805,130	$2,446,105	$1,621,627	$5,872,862
Costs and expenses:
Research and development	11,426,155	16,182,564	27,941,507	99,376,198
General and administrative	4,209,429	5,177,129	13,131,839	42,729,921
Total costs and expenses	15,635,584	21,359,693	41,073,346	142,106,119
Other income (expense):
Revaluation of warrants	1,044,826	(24,625,598)	(28,441,066)	(51,516,642)
Foreign currency loss on liquidation	—	(191,733)	—	(191,733)
Other income, net	47,974	87,848	100,375	1,476,913
QTDP Grant	—	—	—	488,959
	1,092,800	(24,729,483)	(28,340,691)	(49,742,503)
Net loss	(12,737,654)	(43,643,071)	(67,792,410)	(185,975,760)
Dividends on preferred stock, not declared	(3,000,000)	(2,630,435)	—	(10,944,134)
Net loss attributable to common stockholders	$(15,737,654)	$(46,273,506)	$(67,792,410)	$(196,919,894)
Net loss per share, basic and diluted	$(4.73)	$(7.36)	$(3.76)
Weighted average shares outstanding, basic and diluted	3,329,666	6,283,238	18,028,731
Other comprehensive gain/(loss):
Unrealized (loss) income on investment securities	—	(21,451)	81,304	81,304
Foreign currency translation adjustments	(6,345)	184,500	—
Total comprehensive loss	$(12,743,999)	$(43,480,022)	$(67,711,107)	$(185,915,908)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity
For the Period From September 4, 2002 (Inception) Through December 31, 2013

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Initial capitalization (founders) – September 10, 2002	—	$—	—	$—	—	$—	949,035	$949	$26,468	$—	$—	$27,417
Subscription – November 1, 2002	—	—	—	—	—	—	60,576	61	1,689	—	—	1,750
Subscription – October 1, 2003	—	—	—	—	—	—	112,498	112	3,138	—	—	3,250
Repurchase of founders shares – October 27, 2003	—	—	—	—	—	—	(550,960)	(551)	(15,366)	—	—	(15,917)
Private placement – from October 27, 2003 through May 5, 2004	—	—	—	—	—	—	392,163	392	2,832,088	—	—	2,832,480
Private placement – November 8, 2005	—	—	—	—	—	—	51,922	52	374,948	—	—	375,000
Private placement – May 8, 2006	—	—	—	—	—	—	2,087,091	2,087	20,497,913	—	—	20,500,000
Conversion of promissory notes – May 8, 2006	—	—	—	—	—	—	160,637	161	1,341,088	—	—	1,341,249
Commissions, legal, and other costs for private placement	—	—	—	—	—	—	—	—	(1,500,138)	—	—	(1,500,138)
Stock-based compensation:
Directors and employees	—	—	—	—	—	—	—	—	604,372	—	—	604,372
Consultants	—	—	—	—	—	—	—	—	494,685	—	—	494,685
Exercise of stock options	—	—	—	—	—	—	6,129	6	17,699	—	—	17,705
Exercise of warrants	—	—	—	—	—	—	51,922	52	374,948	—	—	375,000
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	84,978	84,978
Net loss for the period September 4, 2002 through December 31, 2007	—	—	—	—	—	—	—	—	—	(18,656,010)	—	(18,656,010)
Balance – December 31, 2007	—	—	—	—	—	—	3,321,013	$3,321	$25,053,532	$(18,656,010)	$84,978	$6,485,821

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock-based compensation:
Directors and employees	—	—	—	—	—	—	—	—	682,025	—	—	682,025
Consultants	—	—	—	—	—	—	—	—	127,359	—	—	127,359
Private placement May 23, 2008	13,888,889	$13,889	—	—	—	—	—	—	24,986,111	—	—	25,000,000
Commissions, legal, and other costs	—	—	—	—	—	—	—	—	(749,075)	—	—	(749,075)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(155,784)	(155,784)
Net loss	—	—	—	—	—	—	—	—	—	(13,704,870	—	(13,704,870)
Balance – December 31, 2008	13,888,889	$13,889	—	—	—	—	3,321,013	$3,321	$50,099,952	$(32,360,880)	$(70,806)	$17,685,476
Stock-based compensation:
Directors and employees	—	—	—	—	—	—	—	—	908,375	—	—	908,375
Consultants	—	—	—	—	—	—	—	—	53,425	—	—	53,425
Cumulative effect of accounting adjustment	—	—	—	—	—	—	—	—	(2,187,680)	—	—	(2,187,680)
Exercise of stock options	—	—	—	—	—	—	8,653	9	24,991	—	—	25,000
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(7,314)	(7,314)
Net loss	—	—	—	—	—	—	—	—	—	(14,354,522)	—	(14,354,522)
Balance – December 31, 2009	13,888,889	$13,889	—	—	—	—	3,329,666	$3,330	$48,899,063	$(46,715,402)	$(78,120)	$2,122,760
Stock-based compensation:
Directors and employees	—	—	—	—	—	—	—	—	1,604,117	—	—	1,604,117
Consultants	—	—	—	—	—	—	—	—	88,768	—	—	88,768
Private placement January 20, 2010	—	—	13,888,889	13,889	—	—	—	—	19,787,894	—	—	19,801,783
Commissions, legal, and other costs	—	—	—	—	—	—	—	—	(111,704)	—	—	(111,704)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(100,035)	(100,035)
Net loss	—	—	—	—	—	—	—	—	—	(15,087,223)	—	(15,087,223)
Balance – December 31, 2010	13,888,889	$13,889	13,888,889	$13,889	—	—	3,329,666	$3,330	$70,268,138	$(61,802,625)	$(178,155)	$8,318,466
Stock-based compensation:
Directors and employees	—	—	—	—	—	—	—	—	1,779,785	—	—	1,779,785
Consultants	—	—	—	—	—	—	—	—	85,970	—	—	85,970
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(6,345)	(6,345)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	(12,737,654)	—	(12,737,654)
Balance – December 31, 2011	13,888,889	$13,889	13,888,889	$13,889	—	—	3,329,666	$3,330	$72,133,893	$(74,540,279)	$(184,500)	$(2,559,778)
Stock-based compensation:
Directors and employees	—	—	—	—	—	—	—	—	2,436,430	—	—	2,436,430
Consultants	—	—	—	—	—	—	—	—	912,559	—	—	912,559
Private placement – August 9, 2012					15,000,000	15,000	—	—	29,715,000	—	—	29,730,000
Preferred shares converted to common stock	(13,888,889)	13,889)	(13,888,889)	(13,889)	(15,000,000)	(15,000)	7,403,817	7,404	35,374	—	—	—
Issuance of common stock from initial public offering, net of underwriting fees and issuance costs	—	—	—	—	—	—	5,750,000	5,750	78,764,246	—	—	78,769,996
Warrants converted to common stock	—	—	—	—	—	—	43,402	43	1,018,172	—	—	1,018,215
Reclassification of warrants from equity to liabilities	—	—	—	—	—	—	—	—	(915,535)	—	—	(915,535)
Other comprehensive gain	—	—	—	—	—	—	—	—	—	—	163,049	163,049
Net loss	—	—	—	—	—	—	—	—	—	(43,643,071)	—	(43,643,071)
Balance – December 31, 2012	—	—	—	—	—	—	16,526,885	$16,527	$184,100,139	$(118,183,350)	$(21,451)	$65,911,865
Stock-based compensation:
Directors and employees	—	—	—	—	—	—	—	—	6,818,436	—	—	6,818,436
Consultants	—	—	—	—	—	—	—	—	2,627,659	—	—	2,627,659
Issuance of common stock from public offering, net of underwriting fees and issuance costs	—	—	—	—	—	—	1,989,500	1,990	61,167,347	—	—	61,169,337
Warrants converted to common stock	—	—	—	—	—	—	235,418	235	8,695,585	—	—	8,695,820
Net Proceeds from exercise of stock options	—	—	—	—	—	—	637,808	638	4,893,451	—	—	4,894,089
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	81,304	81,304
Net loss	—	—	—	—	—	—	—	—	—	(67,792,410)	—	(67,792,410)
Balance – December 31, 2013	—	—	—	—	—	—	19,389,611	$19,390	$268,302,617	$(185,975,760)	$59,853	$82,406,100

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

	Years Ended December 31,			Period from September 4, 2002 (Inception) Through December 31, 2013
	2011	2012	2013
				(Unaudited)
Cash flows from operating activities:
Net loss	$(12,737,654)	$(43,643,071)	$(67,792,410)	$(185,975,760)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of bonds	—	—	—	151,402
Loss from sale of assets	217,296	—	—	217,296
Depreciation	410,601	201,323	105,683	2,472,352
Foreign currency loss on liquidation	—	191,733	—	191,733
Stock-based compensation	1,865,755	3,348,989	9,446,095	19,223,965
Amortization of investment premium	—	118,180	1,614,882	1,733,062
Revaluation of warrants	(1,044,826)	24,625,598	28,441,066	51,516,642
Changes in:
Prepaid expenses and other current assets	(630,422)	(387,690)	(1,714,130)	(3,073,750)
Accounts payable, accrued expenses, and other current liabilities	(83,234)	2,241,575	3,514,032	7,259,809
Deferred revenue	14,608,270	(2,446,105)	(1,621,627)	10,540,538
Interest accrued on promissory notes	—	—	—	91,249
Net cash (used in) provided by operating activities	2,605,786	(15,749,468)	(28,006,409)	(95,651,462)
Cash flows from investing activities:
Redemptions of (investments in) certificates of deposit	(3,227)	3,328	—	(627,631)
Purchases of investment securities	—	(65,940,976)	(125,825,108)	(191,766,084)
Sales of investment securities	—	1,119,075	57,240,679	58,359,754
Purchases of equipment, improvements, and furniture and fixtures	(62,817)	(38,795)	(1,629,140)	(3,026,378)
Net cash provided by (used in) investing activities	(66,044)	(64,857,368)	(70,213,569)	(137,060,339)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	—	108,499,996	61,169,337	233,646,499
Proceeds from issuance of common stock warrants	—	—	—	7,385,897
Payments of capital lease obligation	(249,667)	(81,762)	—	(1,335,567)
Proceeds from exercise of options	—	—	4,894,089	4,936,794
Proceeds from exercise of warrants	—	—	8,097	383,097
Proceeds from issuance of convertible promissory notes payable	—	—	—	1,250,000
Net cash provided by (used in) financing activities	(249,667)	108,418,234	66,071,523	246,266,720
Effect of exchange rate changes	(6,345)	(7,233)	—	(191,733)
Net increase (decrease) in cash and cash equivalents	2,283,730	27,804,165	(32,148,456)	13,363,185
Cash and cash equivalents – beginning of period	15,423,746	17,707,476	45,511,641	—
Cash and cash equivalents – end of period	$17,707,476	$45,511,641	$13,363,185	$13,363,185

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

	Years Ended December 31,			Period from September 4, 2002 (Inception) Through December 31, 2013
	2011	2012	2013
				(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$13,478	$4,234	$—	$181,980
Supplemental disclosures of noncash activities:
Conversion of promissory note payable, including accrued interest of $91,250 into common shares	$—	$—	$—	$1,341,249
Issuance of 108,169 warrants for private placement agent fees	—	—	—	1,471,485
Acquisition of equipment pursuant to capital leases	—	—	—	1,335,567
Issuance of common stock for cashless warrant exchange	—	1,018,215	8,695,585	9,713,800

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Intercept Pharmaceuticals, Inc. (“Intercept” or the “Company”), a development stage company, is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic liver and intestinal diseases utilizing its proprietary bile acid chemistry. The Company’s product candidates have the potential to treat orphan and more prevalent liver and intestinal diseases for which there currently are limited therapeutic solutions.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The ability of the Company to become profitable depends on several factors, many of which are outside the Company’s control. Such factors include the ability to obtain regulatory approval of product candidates and the ability to successfully commercialize any approved product candidate. The Company’s lead product candidate, OCA, has completed five Phase 2 clinical trials, the double-blind treatment phase of the Phase 3 POISE trial in primary biliary cirrhosis (PBC) and the Phase 2b FLINT trial in non-alcoholic steatohepatitis (NASH), and is currently being tested in numerous additional clinical trials. Therefore, the Company’s product candidates still require significant research and development efforts. The extent to which the Company will be able to continue its research and development efforts will also partially be determined by factors outside the Company’s control, such as the nature and extent of testing that will be required by the U.S. Food and Drug Administration (FDA) and equivalent agencies outside of the United States.

B. Segments

The Company operates in one segment. The Company is a biopharmaceutical company focused on discovering, developing and commercializing treatments for chronic liver and intestinal diseases utilizing its proprietary bile acid chemistry.

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

G. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents and investment securities. The Company currently invests its excess cash primarily in money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

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

J. Revenue Recognition

All of the Company’s revenue during the periods covered by these financial statements has been derived from its research and development and licensing collaborations. These agreements include non-refundable up-front fees and the potential for research, development, regulatory and commercial milestone fees, as well as royalties on sales of licensed products, if and when such product sales occur. As of December 31, 2013, the Company has received only up-front fees from its collaborations.

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

L. Stock-Based Compensation

In 2003, the Board of Directors and the stockholders of the Company approved the Amended and Restated 2003 Stock Incentive Plan (2003 Plan) which provided for the granting of restricted stock, stock options and other stock-related awards to officers, directors, employees, advisors, and consultants of the Company. Stock options were granted at exercise prices not less than the fair market value of the Company’s common stock on the date of grant. In May 2006, June 2008 and January 2010, the number of shares of common stock available for issuance under the 2003 Plan was increased to 519,228, 865,381, and 1,384,610, respectively. Most options are scheduled to vest over a period of up to four years. In October 2012, the 2003 Plan terminated upon the pricing of the Company’s initial public offering (IPO) (see note 10) and 555,843 shares available under the 2003 Plan were added to the 2012 Plan. All outstanding options issued under the 2003 Plan as of the date of termination remained outstanding and are subject to their respective terms and the terms of the 2003 Plan.

In September 2012, the Company’s board of directors and stockholders approved the 2012 Equity Incentive Plan (2012 Plan), which became effective upon the pricing of the Company’s IPO in October 2012.

The 2012 Plan will expire on September 13, 2022. Under the 2012 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. As of December 31, 2013, there were 348,690 shares of common stock authorized for issuance under the 2012 Plan. On January 1, 2013 and 2014, 661,075 and 775,584 shares of common stock, respectively, were added to the 2012 Plan in accordance with its terms.

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

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The Company recognizes stock-based compensation expense for employees and directors on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant date fair values. The Company recognizes stock-based compensation expense for consultants on a mark to market basis which is updated on a quarterly basis. Generally, stock options fully vest four years from the grant date and have a term of ten years.

M. Warrants to Purchase Common Stock

In conjunction with various financing transactions, the Company issued warrants to purchase the Company’s common stock. Certain of the warrants include a so-called “down round” provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices and certain warrants contain a provision that required the underlying shares to be registered upon an IPO. These warrants are deemed to be derivative instruments and as such, are recorded as a liability and are marked-to-market at each reporting period using the Black-Scholes option pricing model. The Company estimates the fair values of the warrants at each reporting period using a Black-Scholes option-pricing model that uses the inputs detailed in note 8 and the contractual terms of the warrants. Management has concluded, under the Company’s facts and circumstances, that the estimated fair values of the warrants using the Black-Scholes option-pricing model approximates, in all material respects, the values determined using a binomial valuation model. The estimates in the Black-Scholes option-pricing model and the binomial valuation model are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. Changes in the fair value of the common stock warrant liability from the prior period are recorded as a component of other income and expense. Given the current market price of the Company’s common stock, the Company believes that it is unlikely that the down round provision will be triggered in respect of the outstanding warrants.

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

The deferred tax asset or liability represents future tax return consequences of those differences, which will be taxable when the assets and liabilities are recovered or settled. The provision for income taxes may differ from the actual expense that would result from applying the federal statutory rate to income before taxes because certain expenses for financial reporting purposes are not deductible for tax purposes. At December 31, 2012 and 2013, the Company had available net operating loss carryforwards for federal income tax purposes to reduce future taxable income of approximately $70.2 million and $108.2 million, respectively, for tax reporting purposes. These carryforwards expire between 2024 and 2032. The ability of the Company to utilize

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

its net operating losses in future years is subject to limitation in accordance with provisions of Section 382 of the Internal Revenue Code of 1986, as amended, due to previous ownership changes; however, these changes have not resulted in material limitations to the Company’s ability to utilize the net operating losses. The Company’s combined federal, state and city deferred tax asset of approximately $32.1 million, $42.1 million and $60.2 million at December 31, 2011, 2012 and 2013, respectively, resulted from the tax effects of net operating losses and differences between the book and tax bases for the share-based compensation and depreciation. The Company does not have any material deferred tax liabilities. Management has determined it is uncertain whether any of the deferred tax assets will be realized, and has provided an allowance for the full amount of the tax asset. As a result, the Company has not recorded any income tax benefit since its inception.

O. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Net loss attributable to common stockholders is net loss reduced by accrued dividends on preferred shares for the periods the preferred shares were outstanding. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented.

P. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2013-02, “Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU No. 2013-02. ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 and requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 became effective for the Company beginning January 1, 2013. The adoption of this amendment did not have a material impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance during the first quarter of 2014, and does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

3. Significant Agreements

Dainippon Sumitomo Pharma Co., Ltd. (DSP)

In March 2011, the Company entered into an exclusive license agreement with DSP to research, develop and commercialize obeticholic acid (OCA) as a therapeutic for the treatment of primary biliary cirrhosis (PBC) and nonalcoholic steatohepatitis (NASH) in Japan and China (excluding Taiwan) and agreed not to commercialize other FXR agonist compounds or products for PBC, NASH or specified additional indications in countries in which DSP retains an exclusive license to OCA under the agreement. Under the terms of the license agreement, the Company received an up-front payment from DSP of $15.0 million and may be eligible to receive additional milestone payments up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Significant Agreements  – (continued)

milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval for OCA for NASH in Japan, $10.0 million for receiving marketing approval for OCA for NASH in China, and up to $5.0 million for receiving marketing approval for OCA for PBC in the United States. The sales milestones are based on aggregate sales amounts of OCA and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. DSP is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the DSP territory. DSP has the exclusive option to add several other Asian countries to its territory, including Korea and Taiwan, and to pursue OCA for additional indications. DSP will be responsible for the costs of developing and commercializing OCA in its territory.

The Company has evaluated the license agreement with DSP and has determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to DSP without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment is being recognized ratably over this period. During the year ended December 31, 2011, 2012 and 2013, the Company recorded revenue of $1.2 million, $1.6 million and $1.6 million, respectively, in “License Fees” in its Consolidated Statement of Operations for the Company’s efforts under the agreement. During 2011, 2012 and 2013, the Company did not achieve any of the milestones relating to the agreement and did not recognize any revenue related to such milestones. The Company has determined that each potential future development, regulatory and sales milestone is substantive. In January 2014, the NIDDK stopped the double-blind treatment phase of the FLINT trial in NASH patients early following a planned interim analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criteria. This event met the criteria for the payment to the Company by DSP of a development milestone of $1.0 million which will be recorded as revenue in the first quarter of 2014.

Les Laboratories Servier and Institut de Recherches Servier (Servier)

In August 2011, the Company entered into a research collaboration agreement with Servier under which the Company granted Servier the exclusive license to research, develop and commercialize TGR5 agonists synthesized by under the research program conducted pursuant to the agreement (other than the Company’s preclinical product candidates INT-767 and INT-777, which were not synthesized under the research program) for use in the treatment of diabetes, obesity, atherosclerosis and reperfusion injury in all countries other than the United States and Japan. The agreement expires when no payment obligations are or will become due and may be terminated earlier by the parties in certain circumstances.

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

Intercept and Servier will jointly support the discovery effort, while Servier alone will be responsible for all costs associated with the global development, regulatory approval and commercialization of any compound selected as a lead candidate by the parties. The Company agreed to reimburse Servier up to a mid-double digit percentage of the total historical development costs incurred by Servier in relation to clinical development activities aimed at achieving regulatory approval in the European Union and the United States if the Company enters into a partnership agreement, or commences development or commercialization activities, with respect to any such compound in the United States. Servier may credit a portion of any reimbursable development costs against any milestone or royalty payments due and payable to the Company by Servier under the research collaboration agreement until all such reimbursable amounts are repaid. During the year ended December 31, 2011, 2012 and 2013, the Company did not reimburse any development costs to Servier. It is not anticipated that any such costs will be reimbursed to Servier in 2014, as no reimbursable development costs are planned during 2014.

The Company evaluated the research collaboration agreement with Servier and has determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this research collaboration include an exclusive license to its technology, technical, scientific and intellectual property support to the research plan during the first year of the agreement and participation on an executive committee and a research and development committee. The Company determined that these performance obligations represent a single unit of accounting, since the license does not have stand-alone value to Servier without the Company’s technical expertise and committee participation during the initial 12-month period. The Company has determined that each potential future development, regulatory and sales milestone is substantive.

The up-front payment was recognized ratably over the estimated 12-month performance period as the research and development and executive committee services were provided. During the year ended December 31, 2011, 2012 and 2013, the Company recorded revenue of $589,000, $824,000 and $0 related to the Company’s efforts under the Servier arrangement, which was recorded in “License Fees” in the Company’s Consolidated Statement of Operations. As the up-front payment was fully recognized as of September 30, 2012, no revenue was recorded during the year ended December 31, 2013 and no further revenue will be recognized for the up-front payment.

The Company is required to conduct a research program under the agreement to identify and optimize compounds that meet certain specified criteria sufficient for further development by Servier. The Company has engaged Professor Pellicciari and TES Pharma SRL (TES) to provide the research services required under the agreement, as described below. Servier is required to reimburse the Company for the full time equivalent costs incurred by the Company in the conduct of the research program, up to a set maximum amount. The Company recognizes the expense reimbursement from Servier as a reduction of research and development expenses as the Company is acting as an agent regarding these research activities. All amounts incurred by the Company for research under the Servier agreement during the year ended December 31, 2011, 2012 and 2013, including the amounts incurred under the related agreements with Professor Pellicciari and TES, were covered under the Servier agreement. At December 31, 2012 and 2013, the Company has recorded $496,000 and $506,000, respectively in prepaid expenses and other assets for amounts due from Servier for such expense reimbursement.

The research portion of the collaboration may be extended by mutual agreement by the parties for one or more additional years. In July 2012, February 2013 and August 2013 the term of the research program was

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Significant Agreements  – (continued)

extended until January 31, 2013, July 31, 2013 and September 30, 2013, respectively, on the same financial terms as the existing research program, including the reimbursement by Servier. In November 2013, the Company and Servier further extended the research program until September 30, 2015 on the same financial terms as the existing agreement, with such extension being effective as of October 1, 2013.

Sponsored Research Agreement (SRA) with the University of Perugia and Professor Pellicciari

The Company is engaged in a sponsored research agreement with the University of Perugia and Professor Roberto Pellicciari, a founder of the Company, to design, synthesize, optimize, scale-up, and develop pharmacologically active ligands for bile acid receptors. Under the SRA, the Company is assigned ownership of any patent and intellectual property rights arising from the research project. The Company paid the University of Perugia €100,000 quarterly commencing July 1, 2006 through 2010 and €100,000 for the fiscal year 2011. In 2012, the Company amended and restated the SRA to extend the term to the end of 2012 and paid the University of Perugia €80,000 for fiscal 2012. In April 2013, by mutual agreement of the parties, the term of this agreement was extended, effective as of January 1, 2013, until December 31, 2013 on the same financial terms as were previously in effect. The Company is currently contemplating an extension of this agreement. The Company has recognized expense for the years ended December 31, 2011, 2012 and 2013 of $138,000, $104,000 and $108,000, respectively.

Consulting Agreements with Professor Pellicciari

The Company entered into an amended and restated consulting and intellectual property agreement with Professor Pellicciari on November 1, 2008, which was amended on October 27, 2010. Pursuant to this agreement, as amended, the Company was required to pay Professor Pellicciari €8,000 per month through December 31, 2010 for consulting services. The agreement also required the Company to make a lump sum payment of €172,500 and monthly payments of €12,000 through December 31, 2010 for the assignment of certain intellectual property rights. The Company entered into amended and restated consulting and intellectual property agreements with Professor Pellicciari on January 1, 2011 and January 1, 2012, pursuant to which the Company agreed to pay Professor Pellicciari an aggregate of €100,000 per year for services provided through December 31, 2012 for consulting services and intellectual property rights in relation to OCA, INT-767 and INT-777 product candidates. In April 2013, by mutual agreement of the parties, the term of this agreement was extended, effective as of January 1, 2013, until December 31, 2013 on the same financial terms as were previously in effect. The Company is currently contemplating an extension of this agreement.

On August 1, 2011, the Company signed a separate agreement with Professor Pellicciari for consulting services and intellectual property rights related to his services on the TGR5 program and the Servier license, pursuant to which the Company agreed to pay him an aggregate of €150,000 for his services through July 31, 2012. This agreement also provides that Professor Pellicciari will be eligible for a performance bonus of €50,000 based on the results of the research collaboration. The performance bonus is a discretionary bonus based upon the Company’s assessment of the success of the initial work performed under the collaboration, as extended. No such bonus has been agreed upon by the parties as of December 31, 2013. In July 2012, February 2013 and August 2013, by mutual agreement of the parties, the term of this agreement was extended until January 31, 2013, July 31, 2013 and September 30, 2013, respectively, in conjunction with the extension of the term of the research program with Servier, on the same financial terms as the original consulting agreement with Professor Pellicciari. In November 2013, in conjunction with the extension of the research program with Servier, the parties further extended the consulting agreement until September 30, 2015 on the same financial terms as the original consulting agreement with Professor Pellicciari, with such extension being effective as of October 1, 2013. The Company has recognized expense related to these agreements for the years ended December 31, 2011, 2012 and 2013 $266,000, $325,000 and $338,000, respectively.

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

The agreement had a term of one year unless the Company, in its sole discretion, extended the term of this agreement for one additional year on the same terms and conditions as the current agreement. In July 2012, February 2013, and August 2013 by mutual agreement of the parties, the term of this agreement was extended until January 31, 2013, July 31, 2013, and September 30, 2013, respectively, in conjunction with the extension of the term of the research program with Servier, on the same financial terms as the original agreement with TES.

In November 2013, in conjunction with the extension of the research program with Servier, the parties agreed to further extend the research agreement with TES until September 30, 2015, with such extension being effective as of October 1, 2013. Pursuant to the amended agreement, the Company is required to pay TES an aggregate amount of €250,000 on a quarterly basis during the extended term. The Company also agreed to provide TES with a single digit royalty based on worldwide net sales of products developed under the agreement on a country-by-country basis. Royalty rates are subject to reduction under the agreement in specified circumstances, including with respect to any country if sales of generic products reach a certain threshold in that country.

The Company has incurred charges related to this agreement for the year ended December 31, 2011, 2012 and 2013, $596,000, $1.3 million and $1.2 million, respectively.

National Institute of Diabetes and Digestive and Kidney Disease Institute (NIDDK)

In 2010, the Company contracted with the NIDDK of the National Institute of Health to research the effects of OCA for the treatment of patients with nonalcoholic steatohepatitis in a Phase 2b clinical trial called the FLINT trial. Under the contract with the NIDDK, the Company made a milestone payment of $1.0 million in June 2012 following notification in June 2012 that the FLINT trial will continue based upon the results of a blinded interim analysis. The Company has recognized expense related to this contract for the years ended December 31, 2011, 2012 and 2013 of $250,000, $2.3 million and $0, respectively, and does not have any additional contractual payments remaining.

WIL Research Laboratories, LLC (WIL)

On October 2, 2007, the Company entered into a master laboratory services agreement with WIL Research Laboratories, LLC to perform certain research and laboratory services. The agreement was amended in October 2011. The agreement has a term ending on October 2, 2013, which automatically extended through October 2014 and for successive one year periods, unless either party gives written notice to the other party at least 60 days prior to the end of the current term. Either the Company or WIL may terminate the agreement upon 90 days written notice. However, if a work order pertaining to the ongoing studies is outstanding, WIL may not terminate the agreement with 90 days written notice until the work order has been completed or otherwise terminated.

On November 16, 2011, the Company finalized two work orders with WIL for FDA-required studies in mice and rats to investigate the presence or absence of carcinogenic potential of OCA. The Company has agreed to pay an aggregate of $4.0 million for the studies, consisting of a combination of quarterly installment payments of approximately $300,000 and milestone payments totaling approximately $400,000 upon delivery

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Significant Agreements  – (continued)

of final result reports. As the in-life portion of the study has completed, the Company anticipates that the final reports will be delivered in the second half of 2014. If additional costs are incurred beyond the amounts specified in the work orders, the Company has agreed to pay such reasonable additional costs upon receipt of proper invoice. The Company anticipates that all the studies will continue through completion, all milestones will be satisfied and that it will pay to WIL an aggregate of $4.0 million under this agreement. The Company has recognized expense related to these contracts and other work orders for the years ended December 31, 2011, 2012 and 2013 of $1.5 million, $1.6 million and $2.0 million, respectively.

4. Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2012 and December 31, 2013:

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$45,512	$—	$—	$45,512
Investment Securities:
Commercial paper	12,971	10	(15)	12,966
Corporate debt securities	41,866	7	(23)	41,850
U.S. government and agency securities	9,861	4	—	9,865
Total investments	64,698	21	(38)	64,681
Total cash, cash equivalents and investments	$110,210	$21	$(38)	$110,193

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$13,363	$—	$—	$13,363
Investment Securities:
Commercial paper	7,993	1	—	7,994
Corporate debt securities	115,704	115	(59)	115,760
Municipal securities	1,051	1	—	1,052
U.S. government and agency securities	6,657	6	—	6,663
Total investments	131,405	123	(59)	131,469
Total cash, cash equivalents and investments	$144,768	$123	$(59)	$144,832

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments  – (continued)

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments aggregated by investment category and length of time that individual securities have been in the position:

	As of December 31, 2012
	Less than 12 months		12 Months or greater		Total
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$10,461	$(15)	$—	$—	$10,461	$(15)
Corporate debt securities	29,834	(23)	—	—	29,834	(23)
Total available-for-sale securities	$40,295	$(38)	$—	$—	$40,295	$(38)

	As of December 31, 2013
	Less than 12 months		12 Months or greater		Total
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$9,515	$(2)	$31,312	$(57)	$40,827	$(59)
Total	$9,515	$(2)	$31,312	$(57)	$40,827	$(59)

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2012	2013
	(in thousands)
Prepaid expenses	$970	$1,277
Interest receivable	—	834
Contract receivable	496	506
Certificates of deposit	77	78
Refundable tax credits	42	38
Prepaid expenses and other current assets	$1,585	$2,733

6. Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method, based on useful lives as follows:

	Useful Lives (Years)	December 31,
		2012	2013
		(in thousands)
Office equipment	3	$357	$364
Leasehold improvements	Over life of lease	178	1,156
Furniture and fixtures under capitalized lease	Over life of lease	157	—
Furniture and fixtures	7	121	445
Subtotal fixed assets		813	1,965
Less: accumulated depreciation and amortization		(664)	(293)
Fixed assets, net		$149	$1,672

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fixed Assets, Net  – (continued)

Depreciation and amortization expense for the years ended December 31, 2011, 2012, and 2013 was $411,000, $201,000 and $106,000, respectively. During 2011, the Company closed its facility in Italy and in August 2011, in connection with entering into the TES agreement (note 3), transferred its rights in its certain fixed assets located at the Italian facility to TES. As a result, in 2011 the Company recognized a $217,000 loss on the disposal of fixed assets.

7. Accounts Payable, Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2012	2013
	(in thousands)
Accounts payable	$1,180	$3,196
Accrued employee compensation	1,335	2,158
Accrued contracted services & other	1,231	1,906
Accounts payable, accrued expenses and other liabilities	$3,746	$7,260

8. Warrants to Purchase Common Stock

The Company’s activity related to warrants to purchase shares of common stock of the Company is noted in the table below.

	Warrants to Purchase Common Stock	Weighted Average Exercise Price	Expiration
Warrants issued in 2003	2,163	$2.89	(1)
Warrants issued in 2003	2,163	8.67	(1)
Warrants issued in 2004	117,642	2.89	(2)
Warrants issued in 2004	19,609	2.89	(1)
Warrants issued in 2004	117,640	8.67	(2)
Warrants issued in 2005	138,461	7.22	(2)
Warrants issued in 2006	86,538	9.82	(3)
Warrants issued in 2006	20,481	9.82	(3)
Warrants exercised in 2007	(51,922)	7.22
Warrants issued in 2008	108,169	10.40	(2)
Warrants issued in 2010	865,381	10.40	1/25/2015
Warrants expired in 2010	(86,539)	7.22
Warrants expired in 2011	(107,019)	9.82
Warrants issued and outstanding as of December 31, 2011	1,232,767	9.38
Warrants exercised in 2012	(70,802)	8.59
Warrants issued and outstanding as of December 31, 2012	1,161,965	$9.43
Warrants exercised in 2013	(287,709)	6.62
Warrants expired in 2013	(8,875)	5.77
Warrants issued and outstanding as of December 31, 2013	865,381	$10.40

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Warrants to Purchase Common Stock  – (continued)

1.	All exercised.
2.	All exercised or expired.
3.	All expired.

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

	December 31,
	2012	2013
Stock price	$34.24	$68.28
Expected dividend yield	—%	—%
Expected term (in years)	1.72	1.07
Risk free interest rate	0.22%	0.15%
Expected volatility	84.01%	57.26%

The expected term is based on the remaining term of each warrant. The risk free interest rate is based on the rate for U.S. Treasury securities for the expected term of each warrant valued. The expected volatility was estimated solely based on historical volatility information of peer companies that was publicly available in 2012 and based upon a blend of the historical volatility information of peer companies and the Company’s own volatility for 2013. Given the substantial increase in the price of the Company’s common stock in January 2014 following the news that the NIDDK had decided to stop the double-blind treatment phase of the FLINT trial early for efficacy, the Company expects this warrant liability to materially increase in the first quarter of 2014.

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

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value Measurements  – (continued)

The Company considers an active market as one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Conversely, the Company views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, non-performance risk, or that of a counterparty, is considered in determining the fair values of liabilities and assets, respectively.

The Company’s cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of the Company’s investments are classified within Level 3 of the fair value hierarchy. The Company’s warrant liability has been valued pursuant to the discussion in note 8 above and thus is included in Level 3.

Financial assets and liabilities, carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
December 31, 2012
Assets:
Money market funds	$24,862	$24,862	$—	$—
Available for sale securities:
Commercial paper	12,966	—	12,966	—
Corporate debt securities	41,850	—	41,850	—
U.S. government and agency securities	9,865	—	9,865	—
Total assets:	$89,543	$24,862	$64,681	$—
Liabilities:
Warrants to purchase common stock	$(30,359)	$—	$—	$(30,359)
Total liabilities	$(30,359)	$—	$—	$(30,359)

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
December 31, 2013
Assets:
Money market funds	$8,216	$8,216	$—	$—
Available for sale securities:
Commercial paper	7,994	—	7,994	—
Corporate debt securities	115,760	—	115,760	—
U.S. government and agency securities	6,663	—	6,663	—
Municipal securities	1,052	—	1,052	—
Total assets:	$139,685	$8,216	$131,469	$—
Liabilities:
Warrants to purchase common stock	$(50,112)	$—	$—	$(50,112)
Total liabilities	$(50,112)	$—	$—	$(50,112)

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value Measurements  – (continued)

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities, U.S. government and agency securities, and municipal securities) as of December 31, 2012 and 2013, respectively, by contractual maturity, are as follows:

	Fair Value as of December 31,
	2012	2013
	(in thousands)
Due in one year or less	$32,079	$56,044
Due after one year through 2 years	32,602	$75,425
Total investments in debt securities	$64,681	$131,469

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

In August 2012, the Company further amended and restated its Certificate of Incorporation in its entirety to increase the number of shares of preferred stock it was authorized to issue to 52,777,778 shares and designated 25,000,000 of such shares as Series C preferred stock. In August 2012, 15,000,000 shares of Series C preferred stock were sold to Genextra and OrbiMed Advisors LLC for $29.7 million, after $300,000 in related offering costs. Upon the completion of the IPO, all outstanding shares of the Company’s preferred stock, including 13,888,889 shares of Series A preferred stock, 13,888,889 shares of Series B preferred stock and 15,000,000 shares of Series C preferred stock, were converted into 7,403,817 shares of common stock and all accrued dividends on the preferred stock were eliminated.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. 2003 Stock Incentive Plan and 2012 Stock Plan

Upon the pricing of the IPO in October 2012, the 2012 Plan became effective. At the same time, the 2003 Plan was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan. See note 2L.

The estimated fair value of the options that have been granted under the 2003 and 2012 Plans is determined utilizing the Black-Scholes option-pricing model at the date of grant. The fair value of the restricted stock units that have been granted under the 2012 Plan is determined utilizing the closing stock price on the date of grant. There were 60,411 shares available for grant remaining under the 2003 Plan at December 31, 2011 and 348,690 and 409,914 shares available for grant remaining under the 2012 Plan at December 31, 2012 and 2013, respectively. On January 1, 2013 and 2014, the numbers of shares reserved for issuance under the 2012 Plan was increased by 661,075 and 775,584 shares, respectively, as a result of the automatic increase in shares reserved pursuant to the terms thereof.

Stock-based compensation expense for the years ended December 31, 2011, 2012 and 2013 includes compensation expense for employee, director and consultant stock option grants and restricted stock grants as follows:

	Years Ended December 31,
	2011	2012	2013
	(in thousands)
Stock options expense:
Employees and directors	$1,780	$2,162	$5,173
Consultants	86	822	2,275
	1,866	2,984	7,448
Restricted stock expense:
Employees and directors	—	307	1,646
Consultants	—	58	352
	—	365	1,998
Total	$1,866	$3,349	$9,446

Stock Options

The Company estimated the fair value of stock options granted in the periods presented using a Black-Scholes option-pricing model utilizing the following assumptions:

	Years Ended December 31,
	2011	2012	2013
Volatility	107 – 113%	107 – 115%	95 – 115%
Expected term (in years)	5.0 – 6.0	5.0 – 6.0	5.3 – 6.1
Risk-free interest rate	1.1 – 1.4%	0.7 – 0.8%	0.9 – 3.0%
Expected dividend yield	—%	—%	—%
Stock price	$8.67	$8.67 – $34.24	$32.24 – $68.28

The stock price for options granted prior to the IPO was determined based on a valuation of the Company’s common stock. For options granted after the IPO, the stock price is the closing price on the date of grant. The risk free interest rate was based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life for options was based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110 as the Company does not have sufficient historical exercise data due to the limited period of time the Company’s shares have been publicly traded. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. 2003 Stock Incentive Plan and 2012 Stock Plan  – (continued)

For the years ended December 31, 2011, 2012 and 2013, the Company granted options to employees and directors totaling 214,962, 213,991 and 584,550, respectively, with an aggregate fair market value of $1.5 million, $3.6 million and $17.8 million, respectively. For the years ended December 31, 2011, 2012 and 2013, the Company granted options to consultants in the amount of 6,056, 16,441 and 23,250, respectively, with an aggregate fair market value of $42,000, $293,000 and $1.3 million, respectively.

The Company’s combined outstanding employee and non-employee option activity for the period from December 31, 2012 through December 31, 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,526,150	$10.67		$35,967
Granted	584,550	$37.75		—
Exercised	(576,474)	$9.51		$(20)
Cancelled/forfeited	(9,389)	$14.63		$(504)
Outstanding at December 31, 2013	1,524,837	$21.47		$71,402
Expected to vest	696,488	$33.24	8.84	$24,421
Exercisable	788,949	$10.52	6.40	$45,569

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those shares that had exercise prices lower than the deemed fair value of the Company’s common stock. As of December 31, 2013, the total compensation cost related to non-vested awards not yet recognized is approximately $17.6 million with a weighted average remaining vesting period of 2.89 years.

The following table summarizes additional information about stock options outstanding:

December 31, 2013
Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Life	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
$2.89 – $25.00	941,687	0.8 – 8.9	$53,576	781,649	0.8 – 8.9	$53,576
$25.01 – $50.00	506,250	8.4 – 9.6	17,168	7,300	9.3	17,168
$50.01 – $75.00	76,900	9.7 – 10.0	659	—	—	659
Options exercisable and expected to become exercisable	1,524,837	7.6	$71,403	788,949		$71,403

The total intrinsic value of options exercised in 2013 was approximately $19.8 million. The total fair value of share that vested in 2013 was $3.9 million.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. 2003 Stock Incentive Plan and 2012 Stock Plan  – (continued)

Restricted Stock Units

The following table summarizes the aggregate restricted stock activity for the years ended December 31, 2011, 2012, and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Shares at December 31, 2011	—	—
Granted	176,188	$23.54
Exercised	—	$—
Cancelled/forfeited	—	$—
Non-vested Shares at December 31, 2012	176,188	$23.54
Granted	24,690	$31.90
Exercised	(79,809)	$23.46
Cancelled/forfeited	—	$—
Non-vested Shares at December 31, 2013	121,069	$25.30

As of December 31, 2013, there was $2.5 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted average of 1.47 years.

The following table summarizes additional information about restricted stock units outstanding:

	Number of Shares	Issue Price	Intrinsic Value (in thousands)
Employees and directors	109,647	$21.50 – 31.90	$4,885
Consultants	11,422	$21.50 – 31.90	522
Outstanding at December 31, 2013	121,069		$5,407

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

13. Commitment and Contingencies

Facility Leases

The Company leased general and administrative office space in New York, New York pursuant to a non-cancellable operating lease that expired in November 2013. In October 2013, the Company entered into a new lease agreement to provide the Company with 11,124 rentable square feet (the Primary Space) in New York City for its new corporate headquarters. The rent for the Primary Space (without giving effect to any rent abatements) for the first year will be approximately $801,000 and will increase by two percent annually until the end of the fifth lease year, at which point the annual rent will increase to approximately $940,000, and subsequently increase by two percent annually until July 2024, the termination date. The Company also has a pre-negotiated commitment to take an additional 9,502 rentable square feet (the Additional Space) under a co-terminus lease term expected to commence in September 2014, although the

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitment and Contingencies  – (continued)

Company may in its sole discretion opt not to take the Additional Space by providing written notice to the landlord on or before April 30, 2014 and paying a termination fee of up to approximately $171,000. The rent for the Additional Space (without giving effect to any rent abatements) for the first year will be approximately $684,000 and will increase by two percent annually until the end of the fifth year, at which point the annual rent will increase to approximately $803,000 for the sixth lease year, and subsequently increase by two percent annually until the termination date. Under the terms of the lease, the Company was required to provide the landlord with a letter of credit in an amount equal to approximately $801,000 prior to entering into the lease, and if the Company leases the Additional Space, it will be required to provide the landlord with an additional letter of credit in an amount equal to approximately $684,000 on or prior to the commencement of the lease for the Additional Space.

The Company also leases office space in San Diego, California pursuant to a non-cancellable operating lease that expires in December 2014. In March 2013, the Company entered into an amendment to the lease for its San Diego office, which, among other things, added approximately 5,100 square feet of space and extended the term of the existing lease. In November 2013, the Company entered into a second amendment to the lease (Second Amendment). The Second Amendment provides for an additional 3,069 square feet of space, resulting in the Company leasing an aggregate of approximately 15,678 square feet of space. The additional space will be leased from January 2014 through December 2015 with future minimum lease payments of approximately $120,000 and $125,000, respectively. The lease for the San Diego office, as amended, will expire in December 2015. In addition, the Company leased office and research space in Perugia, Italy pursuant to a Euro-denominated operating lease that expired in July 2012.

The terms of the leases provide for rental payments on a graduated scale, and the Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability included in accrued expenses. The Company is required to pay its share of operating expenses, such as property taxes and building costs, and these amounts are not included in rent expense or minimum operating lease payments below. Rent expense under operating leases for facilities for the years ended December 31, 2011, 2012 and 2013 was approximately $291,000, $332,000 and $624,000, respectively. As of December 31, 2013, minimum operating lease payments under non-cancelable leases, as amended, are as follows:

Year Ending December 31,	Amount
(in thousands)
2014	$1,305
2015	1,965
2016	1,469
2017	1,569
2018	1,609
Thereafter	10,070
Total future minimum operating lease payments	$17,987

Contingencies

The Company may become subject to claims and assessments from time to time in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2011, 2012 and 2013, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. See Note 17, Subsequent Events.

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions

In connection with the Series C preferred stock financing in August 2012, the Company reimbursed Genextra and OrbiMed Advisors LLC $50,000 and $150,000, respectively, for legal and other transaction-related expenses incurred by such stockholders in connection with the transaction.

In connection with the October 2013 secondary offering, pursuant to the third amended and restated stockholders agreement, the Company reimbursed the selling stockholders for the expenses related to the offering (other than any underwriting discounts and commissions), including approximately $58,000 for the legal fees of the selling stockholders.

15. Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Years Ended December 31,
	2011	2012	2013
	(in thousands, except share and per share amounts)
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(15,738)	$(46,274)	$(67,792)
Denominator:
Weighted average shares outstanding, basic and diluted	3,329,666	6,283,238	18,028,731
Net loss per share, basic and diluted	$(4.73)	$(7.36)	$(3.76)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2011, 2012 and 2013, as they would have been anti-dilutive:

	December 31,
	2011	2012	2013
	(in thousands)
Shares issuable upon conversion of preferred stock	4,808	—	—
Shares issuable pursuant to accumulated preferred stock dividend	959	—	—
Options	1,309	1,526	1,525
Restricted stock units	—	176	121
Warrants to purchase common stock	1,233	1,162	865
Total	8,309	2,864	2,511

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Licensing revenue	$758,754	$758,755	$523,191	$405,405	$2,446,105
Costs and expenses:
Research and development	3,059,585	5,018,029	3,318,310	4,786,640	16,182,564
General and administrative	1,059,202	943,857	991,062	2,183,008	5,177,129
Total costs and expenses	4,118,787	5,961,886	4,309,372	6,969,648	21,359,693
Other income (expense):
Revaluation of warrants	677,907	301,568	(1,417,690)	(24,187,383)	(24,625,598)
Foreign currency loss on liquidation	—	(191,733)	—	—	(191,733)
Other income, net	2,434	7,308	16,883	61,223	87,848
	680,341	117,143	(1,400,807)	(24,126,160)	(24,729,483)
Net loss	(2,679,692)	(5,085,988)	(5,186,988)	(30,690,403)	$(43,643,071)
Dividends on preferred stock, not declared	(750,000)	(750,000)	(1,000,000)	(130,435)
Net loss attributable to common stockholders	$(3,429,692)	$(5,835,988)	$(6,186,988)	$(30,820,838)
Net loss per common share-basic and diluted	$(1.03)	$(1.75)	$(1.86)	$(2.02)
Weighted average shares outstanding, basic and diluted	3,329,266	3,329,266	3,329,266	15,223,010

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Licensing revenue	$405,405	$405,407	$405,407	$405,408	$1,621,627
Costs and expenses:
Research and development	4,832,556	5,132,971	8,392,628	9,583,352	27,941,507
General and administrative	2,396,854	2,890,505	3,115,095	4,729,385	13,131,839
Total costs and expenses	7,229,410	8,023,476	11,507,723	14,312,737	41,073,346
Other income (expense):
Revaluation of warrants	(3,682,505)	(5,572,081)	(20,756,086)	1,569,606	(28,441,066)
Foreign currency loss on liquidation	—	—	—	—	—
Other income (expense), net	296,362	(286,767)	121,329	(30,549)	100,375
	(3,386,143)	(5,858,848)	(20,634,757)	1,539,057	(28,340,691)
Net loss attributable to common stockholders	$(10,210,148)	$(13,476,917)	$(31,737,073)	$(12,368,272)	$(67,792,410)
Net loss per common share-basic and diluted	$(0.62)	$(0.79)	$(1.65)	$(0.64)
Weighted average shares outstanding, basic and diluted	16,558,297	16,970,519	19,198,923	19,343,880

INTERCEPT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

Securities Class Action

On February 21, 2014 and February 28, 2014, purported shareholder class actions, styled Scot H. Atwood v. Intercept Pharmaceuticals, Inc. et al. and George Burton v. Intercept Pharmaceuticals, Inc. et al., respectively, were filed in the United States District Court for the Southern District of New York, naming the Company and certain of its officers as defendants. These lawsuits were filed by stockholders who claim to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between January 9, 2014 and January 10, 2014. The lawsuits allege that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from January 9, 2014 to January 10, 2014, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to the Company’s January 9, 2014 announcement that the FLINT trial had been stopped early based on a pre-defined interim efficacy analysis. Specifically, the lawsuits claim that the January 9, 2014 announcement was misleading because it did not contain information regarding certain lipid abnormalities seen in the FLINT trial in OCA-treated patients compared to placebo. The plaintiffs in each suit seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. Additional complaints may be filed against the Company and its directors and officers related to the Company’s disclosures.

The Company believes that these lawsuits are without merit. At this time, no assessment can be made as to the likely outcome of these lawsuits or whether the outcome will be material to the Company. Therefore, the Company has not accrued for any loss contingencies related to these lawsuits.

Early Termination of Treatment Phase of Phase 2 FLINT trial

In January 2014, the treatment phase of the Phase 2b FLINT trial of OCA for patients with NASH was stopped early following a planned interim analysis showing that the primary endpoint of the trial had been met based on a pre-defined interim efficacy criteria. As a result of this, the Company’s common stock price has increased significantly since December 31, 2013 and this warrant liability is expected to materially increase in the first quarter of 2014. This event met the criteria for a development milestone of $1.0 million which will be recorded as revenue in the first quarter of 2014.

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	10/16/12	001-35668
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	10/16/12	001-35668
4.1	Form of Common Stock Certificate of the Registrant		Form S-8 (Exhibit 4.3)	11/07/12	333-184810
4.2	Third Amended and Restated Stockholders Agreement by and among the Registrant, the holders of the Registrant’s convertible preferred stock, the Registrant’s founders and certain other investors, dated August 9, 2012		Form S-1 (Exhibit 4.2)	09/04/12	333-183706
4.3	Form of Series A Warrant to purchase Common Stock issued in 2003		Form S-1 (Exhibit 4.3)	09/04/12	333-183706
4.4	Form of Series B Warrant to purchase Common Stock issued in 2003		Form S-1 (Exhibit 4.4)	09/04/12	333-183706
4.5	Form of Series A Warrant to purchase Common Stock issued in 2004, expiring in October 2013		Form S-1 (Exhibit 4.5)	09/04/12	333-183706
4.6	Form of Series A Warrant to purchase Common Stock issued in 2004, expiring in May 2014		Form S-1 (Exhibit 4.6)	09/04/12	333-183706
4.7	Form of Series B Warrant to purchase Common Stock issued in 2004		Form S-1 (Exhibit 4.7)	09/04/12	333-183706
4.8	Form of Warrant to purchase Common Stock issued in 2008		Form S-1 (Exhibit 4.8)	09/04/12	333-183706
4.9	Form of Warrant to purchase Common Stock issued in 2010		Form S-1 (Exhibit 4.9)	09/04/12	333-183706
Equity Compensation Plans
10.1.1	Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.1)	09/04/12	333-183706
10.1.2	Form of Nonstatutory Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.2)	09/04/12	333-183706
10.1.3	Form of Incentive Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.3)	09/04/12	333-183706
10.1.4	Amendment to Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.4)	09/04/12	333-183706
10.2.1	Form of 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.1)	09/27/12	333-183706
10.2.2	Form of Stock Option Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	09/27/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.2.3	Form of Stock Option Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	09/27/12	333-183706
10.2.4	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.4)	09/27/12	333-183706
10.2.5	Form of Restricted Stock Unit Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.5)	09/27/12	333-183706
10.3	Non-Employee Director Compensation Policy+		Form 8-K (Exhibit 10.1)	05/13/13	001-35668
Agreements with Executive Officers and Directors
10.4.1	Amended and Restated Employment Agreement by and between the Registrant and Mark Pruzanski, dated May 14, 2013+		Form 10-Q (Exhibit 10.5)	05/14/13	001-35668
10.4.2	Non-Competition and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated June 20, 2006+		Form S-1 (Exhibit 10.4.2)	09/04/12	333-183706
10.4.3	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated December 31, 2009+		Form S-1 (Exhibit 10.4.3)	09/04/12	333-183706
10.5.1	Amended and Restated Employment Agreement by and between the Registrant and Barbara Duncan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.12)	05/14/13	001-35668
10.5.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Barbara Duncan, effective as of May 16, 2009+		Form S-1 (Exhibit 10.5.2)	09/04/12	333-183706
10.6.1	Amended and Restated Employment Agreement by and between the Registrant and David Shapiro, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.11)	05/14/13	001-35668
10.6.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and David Shapiro, dated March 31, 2008+		Form S-1 (Exhibit 10.6.2)	09/04/12	333-183706
10.7.1	Amended and Restated Employment Agreement by and between the Registrant and Daniel Regan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.9)	05/14/13	001-35668

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.7.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Daniel Regan, dated March 4, 2013+		Form 10-K (Exhibit 10.7.2)	04/01/13	001-35668
10.8	Amended and Restated Consulting Agreement between the Registrant and Luciano Adorini, dated as of May 14, 2013+		Form 10-Q (Exhibit 10.13)	05/14/13	001-35668
10.9	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		Form S-1 (Exhibit 10.7)	09/04/12	333-183706
Lease Agreements
10.10	Lease Agreement between Jamestown 405 West 15th Street, L.P. and the Registrant, dated October 15, 2013		Form 8-K (Exhibit 10.1)	10/21/13	001-35668
10.11.1	Lease Agreement between 4350 La Jolla Village LLC and the Registrant, dated October 25, 2011		Form S-1 (Exhibit 10.9)	09/04/12	333-183706
10.11.2	First Amendment to Lease Agreement between 4350 La Jolla Village LLC and the Registrant, dated March 18, 2013		Form 8-K (Exhibit 10.1)	03/22/13	001-35668
10.11.3	Second Amendment to Lease Agreement between 4350 La Jolla Village LLC and the Registrant, dated November 27, 2013		Form 8-K (Exhibit 10.1)	12/02/13	001-35668

Agreements with Respect to Collaborations, Licenses, Research and Development
10.12	License Agreement by and between the Registrant and Dainippon Sumitomo Pharma Co. Ltd., dated March 29, 2011*		Amendment No. 1 to Form S-1 (Exhibit 10.10)	09/27/12	333-183706
10.13.1	Product Research, Development, License and Commercialization Agreement by and between the Registrant, Les Laboratoires Servier and Institut De Recherchés Servier, dated August 1, 2011 (the “Servier Agreement”)*		Amendment No. 1 to Form S-1 (Exhibit 10.11.1)	09/27/12	333-183706
10.13.2	Amendment No. 1 to the Servier Agreement, dated July 24, 2012*		Form S-1 (Exhibit 10.11.2)	09/04/12	333-183706
10.13.3	Amendment No. 2 to the Servier Agreement, dated February 15, 2013**		Form 8-K (Exhibit 10.1)	02/22/13	001-35668
10.13.4	Amendment No. 4 to the Servier Agreement, dated November 5, 2013**		Form 8-K (Exhibit 10.1)	01/02/14	001-35668

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.14	Cooperative Research and Development Agreement by and between the Registrant and The National Institute of Diabetes and Digestive and Kidney Diseases, dated June 25, 2010*		Form S-1 (Exhibit 10.12)	09/04/12	333-183706
10.15.1	Sponsored Research Agreement by and between the Registrant, Dipartimento di Chimica e Tecnologia del Farmaco of the Universitá di Perugia, and Professor Roberto Pellicciari, dated January 1, 2012		Form S-1 (Exhibit 10.13)	09/04/12	333-183706
10.15.2	Amendment No. 1 to Sponsored Research Agreement by and between the Registrant, Dipartimento di Chimica e Tecnologia del Farmaco of the Universitá di Perugia, and
	Professor Roberto Pellicciari, dated April 29, 2013		Form 8-K (Exhibit 10.1)	04/30/13	001-35668
10.16.1	Consulting and IP Agreement by and between the Registrant and Roberto Pellicciari, dated August 1, 2011*		Amendment No. 1 to Form S-1 (Exhibit 10.14.1)	09/27/12	333-183706
10.16.2	Amendment No. 1 to Consulting and IP Agreement by and between the Registrant and Roberto Pellicciari, dated July 30, 2012*		Form S-1 (Exhibit 10.14.2)	09/04/12	333-183706
10.16.3	Amendment No. 2 to Consulting and IP Agreement with Professor Roberto Pellicciari, dated February 15, 2013**		Form 8-K (Exhibit 10.2)	02/22/13	001-35668
10.16.4	Amendment No. 4 to Consulting and IP Agreement with Professor Roberto Pellicciari, dated November 5, 2013**		Form 8-K (Exhibit 10.2)	01/02/14	001-35668
10.17.1	Consulting and IP Agreement by and between the Registrant and Roberto Pellicciari, dated January 1, 2012		Form S-1 (Exhibit 10.15)	09/04/12	333-183706
10.17.2	Amendment No. 1 to Consulting and IP Agreement with Professor Roberto Pellicciari, dated April 28, 2013**		Form 8-K (Exhibit 10.2)	04/30/13	001-35668
10.18.1	Research and Development Agreement by and between the Registrant and TES Pharma Srl, dated August 1, 2011 (the “TES Agreement”)*		Amendment No. 1 to Form S-1 (Exhibit 10.16.1)	09/27/12	333-183706
10.18.2	Amendment No. 1 to the TES Agreement, dated July 27, 2012*		Form S-1 (Exhibit 10.16.2)	09/04/12	333-183706
10.18.3	Amendment No. 2 to the TES Agreement, dated February 15, 2013**		Form 8-K (Exhibit 10.3)	02/22/13	001-35668
10.18.5	Amendment No. 4 to the TES Agreement, dated November 5, 2013**		Form 8-K (Exhibit 10.3)	01/02/14	001-35668

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.19.1	Master Laboratory Services Agreement by and between the Registrant and WIL Research Laboratories, LLC, dated October 2, 2007		Form S-1 (Exhibit 10.17.1)	09/04/12	333-183706
10.19.2	Amendment to the Master Laboratory Services Agreement by and the Registrant and WIL Research Laboratories, LLC, dated October 28, 2011		Form S-1 (Exhibit 10.17.2)	09/04/12	333-183706
Other Exhibits
21.1	Subsidiaries of the Registrant		Form S-1 (Exhibit 21.1)	09/04/12	333-183706
23.1	Consent of KPMG LLP, independent registered public accounting firm	X
23.2	Consent of EisnerAmper LLP, independent registered public accounting firm	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Intercept Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements***	X

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(**)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.
(***)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.