Form 10-K/A
period 2013-12-31
INTERCEPT PHARMACEUTICALS INC
filed 2014-04-30
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission File Number 001-35668

INTERCEPT PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3868459
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

450 West 15th Street, Suite 505 New York, NY	10011
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (646) 747-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 28, 2013 was approximately $416,650,769.

As of April 15, 2014, there were 21,062,773 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1. to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 originally filed on March 14, 2014, or the Original Filing, by Intercept Pharmaceuticals, Inc., a Delaware corporation. We are filing this Amendment to present the information required by Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

In addition, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto.

We anticipate that our 2014 annual meeting will be held on July 17, 2014. As the date of our proposed 2014 annual meeting is more than 30 days after the anniversary of the 2013 annual meeting, any stockholder who wishes to propose matters to be considered at the annual meeting must provide notice in accordance with the requirements of our Bylaws not earlier than the close of business on the 120th day prior to such annual meeting and not later than (i) the close of business on the later of the 90th day prior to such annual meeting and (ii) the tenth day following the day on which public announcement of the date of such meeting is first made by us.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. This Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the Securities and Exchange Commission, or the SEC, subsequent to the Original Filing.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Intercept” the “Company,” “we,” “us,” and “our” refer to Intercept Pharmaceuticals, Inc. and its consolidated subsidiary.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Each of our directors are elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of nine members, seven of whom were elected as directors at our 2013 Annual Meeting of Stockholders. In February 2014, our board of directors increased the authorized number of directors to nine, and appointed Sanj K. Patel and Glenn Sblendorio to fill the vacancies created by such increase.

The following table sets forth certain biographical information about our directors, and the qualifications, experiences and skills considered in determining that each such person should serve as a director, as of April 30, 2014:

Name	Age	Position(s) with the Company
Jonathan T. Silverstein (1)(3)	47	Chairman of the Board
Mark Pruzanski, M.D.	46	President, Chief Executive Officer and Director
Srinivas Akkaraju, M.D., Ph.D. (3)	46	Director
Paolo Fundaro (3)	40	Director
Sanj K. Patel (2)	44	Director
Glenn Sblendorio (1)	58	Director
Lorenzo Tallarigo, M.D. (2)	63	Director
Klaus Veitinger, M.D., Ph.D. (2)(3)	52	Director
Nicole S. Williams (1)(2)	69	Director

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and governance committee

Jonathan T. Silverstein has served as a member of our board of directors since August 2012 and is our chairman. Since 1998, Mr. Silverstein has been a member of OrbiMed Advisors LLC, an asset management firm solely focused in healthcare with several billion dollars in assets under management. Prior to OrbiMed, Mr. Silverstein was a director of life sciences in the investment banking department at Sumitomo Bank. Mr. Silverstein currently serves on the board of directors of a number of private companies. Since 2010, Mr. Silverstein has served as a director of Relypsa, Inc., a publicly traded biotechnology company. From 2008 until 2011, Mr. Silverstein was a director of NxStage Medical, Inc. From 2006 until 2008, Mr. Silverstein was a director of Insulet, Inc. From 2004 until 2007, Mr. Silverstein was a director of Avanir Pharmaceuticals, Inc. Mr. Silverstein has a B.A. in economics from Denison University and a J.D. and M.B.A. from the University of San Diego.

We believe that Mr. Silverstein brings leadership, strategic, company build-up and capital markets experience, particularly within the life science sector, to our board of directors.

Mark Pruzanski, M.D. is a co-founder of our company and has served as our chief executive officer and president, and has been a member of our board of directors, since our inception in 2002. He has over 15 years of experience in life sciences company management, venture capital and strategic consulting. Dr. Pruzanski was previously a venture partner at Apple Tree Partners, an early stage life sciences venture capital firm he co-founded in 1999. Prior to that, he was an entrepreneur-in-residence at Oak Investment Partners. Dr. Pruzanski received his M.D. from McMaster University in Ontario, a M.A. degree in International Affairs from the Johns Hopkins University School of Advanced International Studies in Bologna, Italy and Washington, D.C., and a bachelor’s degree from McGill University in Montreal, Quebec. He currently also serves on the boards of the Emerging Company Section of the Biotechnology Industry Association (BIO) and the Foundation for the Defense of Democracies, a think tank in Washington, D.C. Dr. Pruzanski is a co-author of a number of scientific publications and an inventor of several patents relating to our product candidates and scientific discoveries.

We believe that Dr. Pruzanski’s perspective and the experience he brings as our chief executive officer and president and as one of our company’s founders, together with his historic knowledge of our company and our product candidates, operational expertise and continuity to our board of directors, and his experience in managing and investing in companies within the life sciences industry, qualify him to serve as a member of our board of directors.

Srinivas Akkaraju, M.D., Ph.D. has served as a member of our board of directors since October 2012. Dr. Akkaraju has been a general partner of Sofinnova Ventures since April 2013. From January 2009 until April 2013, Dr. Akkaraju was a managing director of New Leaf Venture Partners, L.L.C. From 2006 to 2008, Dr. Akkaraju served as a managing director at Panorama Capital, LLC, a private equity firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Prior to co-founding Panorama Capital, he was with J.P. Morgan Partners, which he joined in 2001 and of which he became a partner in 2005. From 1998 to 2001, he was in business and corporate development at Genentech, Inc. (a wholly owned member of the Roche Group), a biotechnology company, most recently as senior manager. Prior to joining Genentech, Dr. Akkaraju was a graduate student at Stanford University, where he received an M.D. and a Ph.D. in Immunology. He received his undergraduate degrees in Biochemistry and Computer Science from Rice University. Dr. Akkaraju serves and has served on the boards of directors and board committees of numerous public and private companies. Dr. Akkaraju serves as a director of Seattle Genetics, Inc. and Versartis Inc., which are publicly traded biotechnology companies. Previously, Dr. Akkaraju served as a director on the boards of SynaGeva Biopharma Corp., Barrier Therapeutics, Inc. and Pharmos Inc., all of which are publicly traded biotechnology companies, and Amarin Corporation plc, a foreign publicly traded biotechnology company.

We believe that Dr. Akkaraju’s scientific background, coupled with experience in private equity and venture capital investing from his work at New Leaf Venture Partners, J.P. Morgan and Panorama Capital, qualify him to serve as a member of our board of directors.

Paolo Fundaro has served as a member of our board of directors since 2006. Mr. Fundaro has been Genextra’s chief financial officer since its inception in 2004. Before joining Genextra, Mr. Fundaro was director of finance and strategic planning for the Fastweb Group from 2000 to 2004. Previously, he worked for investment banks, including Salomon Smith Barney (now Citigroup) and Donaldson Lufkin & Jenrette (now Credit Suisse). Mr. Fundaro has a degree in Business Management from the Bocconi University in Milan, Italy.

We believe that Mr. Fundaro possesses specific attributes that qualify him to serve as a member of our board of directors, including his significant experience in corporate finance and his experience building, investing in and growing companies in diverse industries, including the biopharmaceutical industry.

Sanj K. Patel has served as a member of our board of directors since February 2014. Mr. Patel has served as the president and chief executive officer and a director of Synageva Biopharma Corp. since June 2008. He took Synageva public on the NASDAQ Global Market in November 2011 and has raised over $600 million in capital since 2009. Mr. Patel joined Synageva from Genzyme Corporation (1999-2008) where, most recently, he was the head of U.S. sales, marketing and commercial operations for Genzyme’s lysosomal storage disorder franchise and led the U.S. launch of Myozyme, in addition to having sales and marketing responsibility for Cerezyme, Fabrazyme and Aldurazyme. Mr. Patel was also responsible for clinical operations and development for all cross-business Genzyme products and was instrumental in the path to commercialization for several treatments. Mr. Patel obtained his BSc with honors in pure and applied biology (biotechnology) from the University of the South Bank, London. He completed his post-graduate business and management and research studies at Ealing College, London, and the Wellcome Foundation, respectively. Mr. Patel is a member of the board of directors for the Sarcoma Foundation of America.

We believe that Mr. Patel’s significant experiences in corporate strategy, drug development, regulatory and commercial matters and his various senior management roles in the biopharmaceutical industry, including leading organizations developing treatments for diseases with high unmet needs, qualify him to serve as a member of our board of directors.

Glenn Sblendorio has served as a member of our board of directors since February 2014. Mr. Sblendorio is the chief financial officer and president and a director of The Medicines Company. From March 2006 to February 2012, he served as chief financial officer and executive vice president of The Medicines Company. From November 2005 until he joined The Medicines Company, Mr. Sblendorio served as a consultant to a company in the pharmaceutical industry. Previously, Mr. Sblendorio was executive vice president and chief financial officer of Eyetech Pharmaceuticals, Inc. from February 2002 until it was acquired by OSI Pharmaceuticals, Inc. in November 2005. Mr. Sblendorio's pharmaceutical experience also includes 12 years at Hoffmann-LaRoche, Inc., a pharmaceutical company, in a variety of senior financial positions, including vice president, finance of Roche Molecular Systems and head of finance-controller for Amgen/Roche Europe. Mr. Sblendorio currently serves as a director of Amicus Therapeutics, Inc. and Ophthotech Corporation, both of which are public biopharmaceutical companies. Mr. Sblendorio received his B.B.A. from Pace University and his M.B.A. from Fairleigh Dickinson University.

We believe that Mr. Sblendorio’s financial expertise, his experience as a member of the leadership of numerous life sciences companies, together with his experience as chief financial officer and board member with numerous companies, qualify him to serve as a member of our board of directors. In addition, Mr. Sblendorio brings expertise to our company in the areas of financial analysis and reporting, internal auditing and controls and risk management oversight.

Lorenzo Tallarigo, M.D. has served as a member of our board of directors since 2008. Since 2009, he has been the chief executive officer of Genextra S.p.A., one of our principal stockholders. Dr. Tallarigo joined Eli Lilly Pharmaceuticals in 1985 and held various positions in areas of clinical research, pharmaceutical product management and marketing and general management, most recently as its president of international operations until 2008. Dr. Tallarigo is a member of the board of directors of Genextra S.p.A. Dr. Tallarigo received a doctor of medicine degree from the University of Pisa in Italy.

We believe that Dr. Tallarigo’s significant experience in various senior management roles in the biopharmaceutical industry and his experience investing in and growing companies in various industries, including the biopharmaceutical industry, qualify him to serve as a member of our board of directors.

Klaus Veitinger, M.D., Ph.D., has served as a member of our board of directors since August 2012. Since October 2007, Dr. Veitinger has been a venture partner at OrbiMed Advisors LLC, an asset management firm solely focused in healthcare with several billion dollars in assets under management. Prior to joining OrbiMed Advisors LLC, Dr. Veitinger was employed at Schwarz Pharma AG from 1990 until its acquisition by UCB S.A. in December 2006, where he held various positions in areas of general management, drug development, licensing and business development, strategic planning and mergers and acquisitions, including most recently as the chief executive officer of U.S. and Asian operations and as a member of its executive board. Dr. Veitinger currently serves on, and has previously served on, the board of directors of numerous private companies and several public companies. Dr. Veitinger is currently a director of Relypsa, Inc. and was previously a director of Synageva Biopharma Corp. until 2008. Dr. Veitinger earned his medical degree from the University of Heidelberg and has a U.S. medical certification. He earned his doctorate (Ph.D.) in pathophysiology from the University of Heidelberg and his M.B.A. from INSEAD in France.

We believe that Dr. Veitinger possesses specific attributes that qualify him to serve as a member of our board of directors, including his significant experience in corporate strategy, drug development, regulatory and commercial matters, as well as his experience in general management of biopharmaceutical companies.

Nicole S. Williams has served as a member of our board of directors since 2008. Ms. Williams has 17 years of experience as a chief financial officer of public and private global companies. Ms. Williams formerly was the chief financial officer of Abraxis Bioscience Inc., a biopharmaceutical company, and president of Abraxis Pharmaceutical Products, a division of Abraxis Bioscience Inc., positions she assumed upon the merger of American Pharmaceutical Partners, Inc. and American Bioscience Inc. in April 2006. From 2002 to 2006, Ms. Williams was the executive vice president and chief financial officer of American Pharmaceutical Partners and in December 2005, assumed additional responsibilities as president of American Pharmaceutical Partners. Ms. Williams is the President of the Nicklin Capital Group, Inc., a firm she founded in 1999 that invests in and provides consulting to early stage technology companies in the Midwest United States. From 1992 to 1999, Ms. Williams was the executive vice president, chief financial officer and corporate secretary of R.P. Scherer Corporation in Troy, Michigan. She currently serves as a director and audit committee chair of Progenics Pharmaceuticals, Inc. and previously held the same positions at Orchid Cellmark, Inc., a leading DNA identity testing service company, until its acquisition in 2011 by Laboratory Corporation of America Holdings. In 2012, she became a Board Leadership Fellow of the National Association of Corporate Directors (NACD), which is the highest level of credentialing for corporate directors by the NACD. Ms. Williams received her Demi-License es Science Politique from the University of Geneva, Switzerland, her License es Science Politique from the Graduate Institute of International Affairs, University of Geneva, Switzerland and her M.B.A. from the Graduate School of Business, University of Chicago.

We believe that Ms. Williams’ financial expertise, her experience with operations and her service as a chief financial officer and board member with other companies qualify her to serve as a member of our board of directors. In addition, she brings expertise to the company in the areas of financial analysis and reporting, internal auditing and controls and risk management oversight. Her board and audit committee roles at other public companies give her a broad perspective in the areas of financial reporting and audit and enterprise risk management.

There are no family relationships between or among any of our directors or nominees. The principal occupation and employment during the past five years of each of our directors and nominees was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors or nominees and any other person or persons pursuant to which he or she is to be selected as a director or nominee.

There are no legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officer. The text of the code of conduct and ethics is posted in the “Investors” section of our website at www.interceptpharma.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of such amendment or waiver, unless posting on our website or the issuance of a press release of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Board Determination of Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with Intercept, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Dr. Pruzanski, our chief executive officer, are “independent directors” as defined by The NASDAQ Stock Market. Our board of directors also determined that Mr. Patel, Drs. Veitinger and Tallarigo and Ms. Williams, who comprise our compensation committee; and Messrs. Fundaro and Silverstein and Drs. Akkaraju and Veitinger, who comprise our nominating and governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Ms. Williams and Messrs. Sblendorio and Silverstein satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable. In making such determinations, the board of directors considered the relationships that each such non-employee director or director nominee has with our company and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of our directors, our board of directors considered the association of each such non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining independence.

Audit Committee

The audit committee of our board of directors currently has three members: Ms. Williams (Chairperson), Mr. Silverstein and Mr. Sblendorio. Dr. Veitinger was a member of our audit committee until his resignation in February 2014, after which Mr. Sblendorio was appointed to the audit committee. With respect to our audit committee, our board of directors has determined that each of Ms. Williams and Messrs. Silverstein and Sblendorio satisfies the independence standards for such committee established by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Exchange Act, the SEC and NASDAQ Marketplace Rules, as applicable. Our board of directors has determined that Ms. Williams is an audit committee financial expert, as defined by the rules of the SEC, and satisfies the financial sophistication requirements of applicable NASDAQ rules.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors as of April 30, 2014.

Name	Age	Position(s)
Luciano Adorini, M.D.	64	Chief Scientific Officer
Barbara Duncan	49	Chief Financial Officer and Treasurer
Rachel McMinn, Ph.D.	41	Chief Strategy Officer
Daniel P. Regan	49	Chief Commercial Officer
David Shapiro, M.D.	59	Chief Medical Officer and Executive Vice President, Development

Luciano Adorini, M.D. has served as our chief scientific officer since 2008. Dr. Adorini has over 20 years of industry experience. From January 2002 through December 2007, Dr. Adorini served as chief scientific officer at BioXell S.p.A., where he was responsible for advancing a broad pipeline of products in multiple disease indications. From January 1993 to December 2001, he served as associate director of Roche Milano Ricerche, where he contributed to the development of several drugs. Earlier in his career, Dr. Adorini was research director of a unit at the Preclinical Research Center, Sandoz Pharma, Ltd., in Basel, Switzerland. Dr. Adorini has authored over 280 journal articles and other scientific publications, becoming a highly cited researcher in immunology, with a focus on immunosuppressive and immunoregulatory mechanisms in the treatment of inflammatory and autoimmune diseases. He is a board member of a number of peer-reviewed publications and has served as president of the Italian Society of Immunology, Clinical Immunology and Allergology. Dr. Adorini received his M.D. degree from the Medical School of Padova University and conducted postdoctoral studies at the University of California at Los Angeles.

Barbara Duncan has served as our chief financial officer since May 2009 and as our treasurer since 2010. She has over 15 years of experience in the life sciences industry. From 2001 through April 2009, Ms. Duncan served as chief financial officer and then chief executive officer at DOV Pharmaceutical, Inc., or DOV, a biopharmaceutical company focused on central nervous system disorders, which was sold to Euthymics Bioscience, Inc. in 2010. Prior to joining DOV, Ms. Duncan served as a vice president of Lehman Brothers Inc. in its corporate finance division from August 1998 to August 2001, where she provided financial advisory services primarily to companies in the life sciences and general industrial industries. From September 1994 to August 1998, Ms. Duncan was an associate and director at SBC Warburg Dillon Read, Inc. in its corporate finance group, where she focused primarily on structuring mergers, divestitures and financings for companies in the life sciences and general industrial industries. She also worked for PepsiCo, Inc. from 1989 to 1992 in its international audit division, and was a certified public accountant in the audit division of Deloitte & Touche LLP from 1986 to 1989. Ms. Duncan received her B.S. from Louisiana State University in 1985 and her M.B.A. from the Wharton School, University of Pennsylvania, in 1994. She previously served as a director of DOV and currently serves on the board of directors of Edgemont Pharmaceuticals, LLC, a privately held, specialty pharmaceutical company with a primary focus in the field of neuroscience.

Rachel McMinn has served as our Chief Strategy Officer since April 30, 2014. Dr. McMinn brings more than 13 years of biotechnology industry experience to the company. Since 2009 until joining Intercept, she was a managing director at Bank of America Merrill Lynch, working as the lead research analyst covering the biotechnology industry. Previously, Dr. McMinn worked at Cowen and Company as a lead biotechnology analyst and started her career as a biotechnology analyst at Piper Jaffray & Co. She earned a Bachelor of Arts degree in chemistry from Cornell University, a Ph.D. in molecular and cellular biology and chemistry from The Scripps Research Institute, and was awarded a post-doctoral Miller fellowship at the University of California, at Berkeley.

Daniel P. Regan has served as our chief commercial officer since March 2013. Mr. Regan has more than 20 years of pharmaceutical and biotechnology industry experience. Mr. Regan served as chief commercial officer of Inspiration Biopharmaceuticals from 2011 to 2012. Prior to Inspiration, he held positions of increasing responsibility over a 12 year tenure at Genzyme Corporation from 1999 to 2011. From 2010 until 2011, Mr. Regan served as general manager, senior vice president of the U.S. personalized genetic health business, where he was responsible for the U.S. rare disease franchise for Genzyme. Previously, Mr. Regan held various positions in the renal franchise at Genzyme from 2006 until 2010, most recently as global general manager, senior vice president, where he was responsible for the launch and continued development of several products. In addition to his domestic experience, Mr. Regan has worked extensively in the European, Latin American and Asia Pacific markets. From 1991 to 1999, he held sales and marketing positions at Janssen Pharmaceutica, a pharmaceutical division of Johnson & Johnson. Mr. Regan received his Bachelor of Arts from the University of Massachusetts in 1988. Since 2013, Mr. Regan has served as a director of Keryx Biopharmaceuicals, Inc., a publicly traded biotechnology company.

David Shapiro, M.D. has served as our chief medical officer and executive vice president, development since 2008. He has over 25 years of clinical development experience in the pharmaceutical industry. Dr. Shapiro founded a consulting company, Integrated Quality Resources that focused on development stage biopharmaceutical companies and was active in this role from 2005 to 2008. From 2000 to 2005, Dr. Shapiro was executive vice president, medical affairs and chief medical officer of Idun Pharmaceuticals, Inc., prior to its acquisition by Pfizer. From 1995 to 1998, he was president of the Scripps Medical Research Center at Scripps Clinic. He also served as vice president, clinical research at Gensia and as director and group leader, hypertension clinical research at Merck Research Laboratories from 1985 to 1990. Dr. Shapiro has authored more than 20 peer-reviewed publications and organized and chaired several conferences aimed at improving product development. He received his medical degree from Dundee University & Medical School, and undertook his postgraduate medical training in the university affiliated hospitals in Oxford, United Kingdom and the University of Vermont. Dr. Shapiro served on the board of directors of Altair Therapeutics and served for two terms on the Executive Committee of the Board of the American Academy of Pharmaceutical Physicians. He is an elected Fellow of both the Royal College of Physicians of London and the Faculty of Pharmaceutical Physicians of the United Kingdom.

There are no family relationships between or among any of our executive officers. The principal occupation and employment during the past five years of each of our executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our executive officers and any other person or persons pursuant to which he was or is to be selected as an executive officer.

There are no legal proceedings to which any of our executive officers is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the reports furnished to us and written representations that no other reports were required, during the fiscal year 2013, all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except for the following Forms 4 which were filed late: Form 4 of David Shapiro filed on May 20, 2013 reporting the exercise of stock options and the sale of shares of common stock on May 15 and May 16, 2013 (which late filing was due to the failure of the financial printer to make the filing at the designated time); Form 4 of Srinivas Akkaraju filed on October 21, 2013 reporting the vesting of restricted stock units and conversion thereof into shares of common stock on October 16, 2013 (which late filing was due to the failure of the financial printer to make the filing at the designated time); Form 4 of Luciano Adorini filed on November 25, 2013 reporting the exercise of stock options and the sale of common stock on November 20, 2013 (which late filing was due to the failure of the financial printer to make the filing at the designated time); and Form 4 of Mark Pruzanski filed on January 17, 2014 reporting the exercise of certain stock options and the bona fide gift of certain shares by Dr. Pruzanski to a charity.

Item 11. Executive Compensation

Our “named executive officers” for the year ended December 31, 2013 were as follows: Mark Pruzanski, M.D., our Chief Executive Officer and President; David Shapiro, M.D., our Chief Medical Oficer and Executive Vice President, Development; and Barbara Duncan, our Chief Financial Officer and Treasurer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2013 and December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)		Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Mark Pruzanski, M.D. Chief Executive Officer and President	2013	459,000	475,000	(4)	245,630	2,073,500	-	4,200	(5)	3,257,330
	2012	377,000	332,063	(4)	1,674,506	924,996	-	2,373	(5)	3,310,938

David Shapiro, M.D. Chief Medical Officer and Executive	2013	377,000	249,500	(6)	95,700	717,750	-	14,874	(7)	1,414,824
Vice President, Development	2012	375,000	140,000	(6)	558,161	308,326	-	13,621	(7)	1,395,108

Barbara Duncan Chief Financial Officer and Treasurer	2013	331,000	225,875	(8)	95,700	717,750	-	8,013	(5)	1,378,338
	2012	323,000	152,000	(8)	446,533	246,668	-	8,816	(5)	1,177,017

(1)	Amounts reflect the payment of both a target-based bonus and a special bonus for performance awarded to the named executive officers. The target-based bonus is based on a target percentage of each named executive officer’s base salary for the fiscal year and then adjusted based on pre-determined corporate goals and individual performance, except for our chief executive officer whose annual bonus is determined solely based on attainment of our company objectives. In 2013, the target-based bonus was based on the achievement of 150% of corporate goals, in the case of Dr. Pruzanski, and 150% of corporate and individual goals, in the case of Dr. Shapiro and Ms. Duncan. In 2012, the target-based bonus was based on the achievement of 125% of corporate goals, in the case of Dr. Pruzanski, and 131% of corporate and individual goals, in the case of Dr. Shapiro and Ms. Duncan.
(2)	The amounts in this column represent the aggregate grant date fair value of restricted stock units granted to the named executive officer computed in accordance with FASB ASC Topic 718. See Note 11 of the notes to our consolidated financial statements in our annual report on Form 10-K filed with the SEC on March 14, 2014 for a discussion of the assumptions used in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that will be recognized by the named executive officers.
(3)	The amounts in this column represent the aggregate grant date fair value of stock options granted to the named executive officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 11 of the notes to our consolidated financial statements in our annual report on Form 10-K filed with the SEC on March 14, 2014 for a discussion of our assumptions in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that will be recognized by the named executive officers.
(4)	For fiscal 2013, Dr. Pruzanski was awarded a target-based bonus of $375,000 and a special bonus of $100,000. For fiscal 2012, Dr. Pruzanski was awarded a target-based bonus of $212,063 and a special bonus of $120,000.
(5)	Amounts reflect payments made for health insurance coverage of such named executive officers and their family members, above the amounts generally paid for the coverage of our employees.
(6)	For fiscal 2013, Dr. Shapiro was awarded a target-based bonus of $199,500 and a special bonus of $50,000. For fiscal 2012, Dr. Shapiro was awarded a target-based bonus of $123,047 and a special bonus of $16,953.
(7)	Amounts reflect a monthly car allowance of $1,000 paid to Dr. Shapiro under the terms of his employment agreement, described below. Also reflects the payments of $2,874 and $1,621 made in 2013 and 2012, respectively, for health insurance coverage of Dr. Shapiro and his family members, above the amounts generally paid for the coverage of our employees.
(8)	For fiscal 2013, Ms. Duncan was awarded a target-based bonus of $175,875 and a special bonus of $50,000. For fiscal 2012, Ms. Duncan was awarded a target-based bonus of $105,984 and a special bonus of $46,016.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements with Our Named Executive Officers

Mark Pruzanski, M.D. On May 14, 2013, we entered into an amended and restated employment agreement with Dr. Pruzanski, our President and Chief Executive Officer. His employment agreement provides for an initial term of one year with automatic renewal each year thereafter unless terminated by either us or Dr. Pruzanski. Dr. Pruzanski’s base salary, effective as of April 1, 2013, was set at $500,000 per year, subject to annual review and increase (but not decrease), as determined by our board of directors or the compensation committee. During 2012 and prior to April 1, 2013, Dr. Pruzanski’s base salary was $377,000. Effective April 1, 2014, Dr. Pruzanski’s base salary was $550,000.

Dr. Pruzanski’s employment agreement also provides that he is eligible to receive an annual bonus payment of up to 50% of his annual base salary, based on achievement of certain performance milestones identified by our board of directors in consultation with Dr. Pruzanski. For fiscal 2012, Dr. Pruzanski’s bonus target was 45% of base salary. For fiscal 2014, Dr. Pruzanski’s bonus target is 70% of base salary. For fiscal 2013 and 2012, Dr. Pruzanski’s target-based bonus reflected the achievement of 150% and 125%, respectively, of our corporate goals. Dr. Pruzanski also received a special bonus in addition to the target-based bonus for both 2013 and 2012.

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

David Shapiro, M.D. On May 14, 2013, we entered into an amended and restated employment agreement with Dr. Shapiro, our Chief Medical Officer and Executive Vice President, Development. This employment agreement provides for an initial term of one year with automatic renewal each year thereafter unless terminated by either us or Dr. Shapiro. Dr. Shapiro’s base salary, effective as of April 1, 2013, was set at $380,000 per year, subject to annual review and increase (but not decrease), as determined by our board of directors or the compensation committee. During 2012 and prior to April 1, 2013, Dr. Shapiro’s base salary was $375,000. Effective April 1, 2014, Dr. Shapiro’s base salary was $420,000.

Dr. Shapiro is also eligible to receive an annual bonus payment of up to 35% of his annual base salary, based on achievement of certain performance milestones identified by our board of directors in consultation with Dr. Shapiro and our chief executive officer. For fiscal 2012, Dr. Shapiro’s bonus target was 25% of base salary. For fiscal 2014, Dr. Shapiro’s bonus target is 40% of base salary. For fiscal 2013 and 2012, Dr. Shapiro’s target-based bonus reflected the achievement of 150% and 131%, respectively, of corporate and individual goals. Dr. Shapiro also received a special bonus in addition to the target-based bonus for both 2013 and 2012.

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

Barbara Duncan. On May 14, 2013, we entered into an amended and restated employment agreement with Ms. Duncan, our Chief Financial Officer, which was amended on April 12, 2013. Ms. Duncan’s employment agreement provides for an initial term of one year with automatic renewal each year thereafter unless terminated by either us or Ms. Duncan. Ms. Duncan’s base salary, effective as of April 1, 2013, was set at $335,000 per year, subject to annual review and increase (but not decrease), as determined by our board of directors or the compensation committee. During 2012 and prior to April 1, 2013, Ms. Duncan’s base salary was $323,000. Effective April 1, 2014, Ms. Duncan’s salary was $385,000.

Ms. Duncan is also eligible to receive an annual bonus payment of up to 35% of her annual base salary, based on achievement of certain performance milestones identified by our board of directors in consultation with Ms. Duncan and our chief executive officer. For fiscal 2012, Ms. Duncan’s bonus target was 25% of base salary. For fiscal 2014, Ms. Duncan’s bonus target is 40% of base salary. For fiscal 2013 and 2012, Ms. Duncan’s target-based bonus reflected the achievement of 150% and 131%, respectively, of corporate and individual goals. Ms. Duncan also received a special bonus in addition to the target-based bonus for both 2013 and 2012.

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

Non-Competition, Confidential Information and Assignment of Inventions Agreements

Dr. Pruzanski is a party to a non-competition and non-solicitation agreement with us, dated as of June 20, 2006, which prevents him from competing with us or soliciting our employees or independent contractors during his employment and for a one-year period thereafter. In addition, each of our named executive officers has also entered into a standard form agreement with respect to confidential information, non-solicitation and assignment of inventions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and soliciting our employees and to assign to us any inventions conceived or developed during the course of employment.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table shows grants of restricted stock units, stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2013 to each of the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Expiration Date	Number of Stock Units That Have Not Vested (#) (1)		Market Value of Stock Units That Have Not Vested ($) (2)
Name	Exercisable	Un-exercisable
(a)	(b)	(c)		(e)	(f)	(g)		(h)
Mark Pruzanski	13,111	-		2.89	1/1/2015
	12,500	-		9.83	7/18/2016
	8,411	-		9.83	9/18/2018
	250,960	-		8.67	7/20/2020
	34,404	11,461	(3)	8.67	10/13/2021
	24,880	27,042	(4)	21.50	11/16/2022
	-	65,000	(5)	31.90	5/7/2023
						43,810	(6)	2,991,347
						7,700	(7)	525,756

David Shapiro	8,653	-		10.41	1/8/2018
	52,788	-		10.41	4/1/2018
	54,519	-		8.67	7/20/2020
	11,235	3,736	(3)	8.67	10/13/2021
	8,293	9,014	(4)	21.50	11/16/2022
	-	22,500	(5)	31.90	5/7/2023
						14,603	(6)	997,093
						3,000	(7)	204,840

Barbara Duncan	19,520	-		9.83	5/18/2019
	8,940	-		8.67	7/20/2020
	10,065	3,348	(3)	8.67	10/13/2021
	2,308	7,211	(4)	21.50	11/16/2022
	-	22,500	(5)	31.90	5/7/2023
						11,683	(6)	797,715
						3,000	(7)	204,840

(1)	Each restricted stock unit, or RSU, represents the contingent right to receive one share of common stock upon vesting of the unit. All RSUs were granted under the 2012 Equity Incentive Plan, or 2012 Plan.
(2)	Computed in accordance with SEC rules as the number of unvested RSUs multiplied by the closing market price of our common stock at the end of the 2013 fiscal year, which was $68.28 on December 31, 2013 (the last business day of the 2013 fiscal year). This amount does not represent our accounting expense for these awards during the year and does not correspond to the actual cash value that may be recognized. The actual value (if any) to be realized by the officer depends on whether the RSUs vest and the future performance of our common stock.
(3)	Options vest monthly through December 31, 2014, subject to the terms and conditions of the award and the 2003 Stock Incentive Plan, or 2003 Plan.
(4)	Options vest monthly through January 1, 2016, subject to the terms and conditions of the award and the 2012 Plan.
(5)	25% of the shares underlying this option vested on January 1, 2014, and the remainder of the shares originally underlying this option vest pro rata on a monthly basis through January 1, 2017, subject to the terms and conditions of the award and the 2012 Plan.
(6)	The remainder of the RSUs will vest pro rata on a quarterly basis through January 1, 2016.
(7)	25% of the shares underlying these RSUs vested on January 1, 2014, and the remainder of the shares underlying the RSUs will vest pro rata on every subsequent three-month anniversary of the initial vesting date through January 1, 2017, subject to the terms and conditions of the award and the 2012 Plan.

Director Compensation

The following table sets forth the compensation we paid to our non-employee directors during 2013.

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards (3) (4)	Option Awards (3) (5)	Total
Srinivas Akkaraju, M.D., Ph.D. (4) (5) (6)	$43,000	$42,427	$63,162	$148,589
Paolo Fundaro (4) (6)	52,625	42,427	63,162	158,214
Jonathan T. Silverstein (5) (6)	56,750	42,427	63,162	162,339
Lorenzo Tallarigo, M.D. (6)	63,750	52,316	78,155	194,221
Klaus Veitinger, M.D. (5) (6)	51,875	42,427	63,162	157,464
Nicole S. Williams (6)	60,000	42,427	63,162	165,589

(1)	Dr. Pruzanski has been omitted from this table because he received no compensation for serving on our board of directors. Dr. Pruzanski’s compensation as President and Chief Executive Officer for 2013 is detailed in “— Summary Compensation Table” above. Messrs. Patel and Sblendorio are not included in this table because they joined our board of directors in fiscal 2014.
(2)	Includes the annual retainer paid to each director.
(3)	The amounts in these columns represent the aggregate grant date fair value of stock awards and option awards granted to the director during 2013 computed in accordance with FASB ASC Topic 718. See Note 11 of the notes to our consolidated financial statements in our annual report on Form 10-K filed with the SEC on March 14, 2014 for a discussion of assumptions made by us in determining the grant date fair value of our equity awards.
(4)	During the year ended December 31, 2013, the above-listed directors received RSUs for the following number of shares of our common stock: Dr. Akkaraju (1,330); Mr. Fundaro (1,330); Mr. Silverstein (1,330); Dr. Tallarigo (1,640); Dr. Veitinger (1,330); and Ms. Williams (1,330). The RSUs grants in 2013 were made under the 2012 Plan. All of the shares of common stock underlying the RSUs will vest in May 2014, subject to the terms and conditions of the 2012 Plan.

(5)	During the year ended December 31, 2013, we granted to our non-employee directors options to purchase an aggregate of 12,350 shares of common stock at an exercise price of $31.90 per share in the following amounts: Dr. Akkaraju (1,980), Mr. Fundaro (1,980), Mr. Silverstein (1,980), Dr. Tallarigo (2,450), Dr. Veitinger (1,980) and Ms. Williams (1,980). The options grants in 2013 were made under the 2012 Plan. All of the shares of common stock underlying the options will vest in May 2014, subject to the terms and conditions of the 2012 Plan.
(6)	As of December 31, 2013, our directors and former directors had outstanding options to purchase common stock and RSUs as set forth below:

Name	Stock Options	RSUs
Srinivas Akkaraju, M.D., Ph.D.	13,229	2,628
Paolo Fundaro	22,573	2,303
Jonathan Silverstein	13,229	2,303
Lorenzo Tallarigo, M.D.	30,485	2,743
Klaus Veitinger, M.D., Ph.D.	14,960	2,303
Nicole Williams	33,477	2,433

All directors are eligible to receive reimbursement for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors, and our non-employee directors are also eligible to receive reimbursement, upon approval of the board of directors or a committee thereof, for reasonable out-of-pocket expenses incurred in connection with attendance at various conferences or meetings with our management.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	1,645,906	(1)	$21.47	409,914	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	1,645,906		21.47	409,914

(1)	Consists of options to purchase 752,316 shares of common stock under our 2003 Plan and options to purchase 772,521 shares of common stock and RSUs for 121,069 shares of common stock under our 2012 Plan.
(2)	Consists of shares available under our 2012 Plan, as no shares are available under our 2003 Plan. Our 2012 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year. The annual increase in the number of shares shall be equal to the lowest of: (i) 1,211,533 shares of our common stock; (ii) 4% of the number of shares of our common stock outstanding as of such date; and (iii) an amount determined by our board of directors or compensation committee. On January 1, 2014, pursuant to the evergreen provision, the number of available shares under the 2012 Plan was increased by 775,584 shares.

Compensation Committee Interlocks and Insider Participation

During 2013, our compensation committee was composed of Drs. Veitinger and Tallarigo and Ms. Williams. No member of our compensation committee during fiscal 2013 has at any time been an officer or employee of ours. None of our executive officers serves as a member of another entity’s board of directors or compensation committee, or other committee serving an equivalent function, that has one or more executive officers serving as a member of our board of directors or compensation committee.

Risk Considerations in Our Compensation Program

Our compensation committee has reviewed and evaluated the philosophy and standards on which our compensation plans have been developed and implemented across our company. It is our belief that our compensation programs do not encourage inappropriate actions or risk taking by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on our company. In addition, we do not believe that the mix and design of the components of our executive compensation program encourage management to assume excessive risks.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2014, by:

•	our executive officers named in the Summary Compensation Table;

•	each of our directors and director nominees;

•	all of our current directors and executive officers as a group; and

•	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2014, pursuant to derivative securities, such as options, warrants or restricted stock units, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 21,062,773 shares of common stock outstanding as of April 15, 2014.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer is: c/o Intercept Pharmaceuticals, Inc., 450 West 15th Street, Suite 505, New York, NY 10011.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Mark Pruzanski, M.D. (1)	801,770	3.8%
David Shapiro, M.D. (2)	133,291	*
Barbara Duncan (3)	56,128	*
Srinivas Akkaraju, M.D., Ph.D. (4)	10,652	*
Paolo Fundaro (5)	16,349	*
Sanj K. Patel	-	-
Glen Sblendorio	-	-
Jonathan Silverstein (6)	1,668,550	7.9
Lorenzo Tallarigo, M.D. (7)	6,485,286	30.8
Klaus Veitinger, M.D., Ph.D. (8)	16,485	*
Nicole Williams (9)	34,933	*
All current executive officers and directors as a group (13 persons) (10)	9,279,738	42.7%
Five Percent Stockholders
Genextra S.p.A. (11)	6,454,953	30.7%
OrbiMed Private Investments IV, LP (12)	1,654,603	7.9%
FMR LLC (13)	2,663,980	12.7%

*	Represents beneficial ownership of less than 1% of the shares of common stock.
(1)	Consists of 464,880 shares of common stock and options to purchase 336,890 shares of common stock that are exercisable within 60 days of April 15, 2014.
(2)	Consists of 13,121 shares of common stock and options to purchase 120,170 shares of common stock that are exercisable within 60 days of April 15, 2014.
(3)	Consists of 11,448 shares of common stock and options to purchase 44,680 shares of common stock that are exercisable within 60 days of April 15, 2014.
(4)	Consists of 613 shares of common stock, options to purchase 8,385 shares of common stock that are exercisable within 60 days of April 15, 2014 and RSUs for 1,654 shares of common stock that will vest within 60 days of April 15, 2014.
(5)	Consists of 325 shares of common stock, options to purchase 14,369 shares of common stock that are exercisable within 60 days of April 15, 2014 and RSUs for 1,655 shares of common stock that will vest within 60 days of April 15, 2014.
(6)	Consists of (a) the shares described in note (12) below and (b) 974 shares of common stock, options to purchase 12,292 shares of common stock that are exercisable within 60 days of April 15, 2014 and RSUs for 1,655 shares of common stock that will vest within 60 days of April 15, 2014 that are held directly by Mr. Silverstein. Mr. Silverstein disclaims beneficial ownership of the shares described in note (12), except to the extent of his pecuniary interest therein, if any.
(7)	Consists of (a) the shares described in note (11) below and (b) options to purchase 28,326 shares of common stock that are exercisable within 60 days of April 15, 2014 and RSUs for 2,007 shares of common stock that will vest within 60 days of April 15, 2014 that are held directly by Dr. Tallarigo. Dr. Tallarigo disclaims beneficial ownership of the shares described in note (11), except to the extent of his pecuniary interest therein, if any.
(8)	Consists of 952 shares of common stock, options to purchase 13,878 shares of common stock that are exercisable within 60 days of April 15, 2014 and RSUs for 1,655 shares of common stock that will vest within 60 days of April 15, 2014.
(9)	Consists of 1,607 shares of common stock, options to purchase 31,629 shares of common stock that are exercisable within 60 days of April 15, 2014 and RSUs for 1,697 shares of common stock that will vest within 60 days of April 15, 2014.
(10)	Consists of (a) 8,610,551 shares of common stock beneficially owned by our officers and directors as of April 15, 2014, (b) options to purchase 658,864 shares of common stock beneficially owned by our officers and directors which are exercisable within 60 days of April 15, 2014 and (c) RSUs for 10,323 shares of common stock beneficially owned by our officers and directors that will vest within 60 days of April 15, 2014. Does not include Rachel McMinn who joined our company on April 30, 2014.
(11)	Represents shares of common stock owned by Genextra S.p.A. Dr. Tallarigo is the chief executive officer of Genextra S.p.A. and Francesco Micheli is the executive director of Genextra S.p.A. and, in such capacities, Dr. Tallarigo and Mr. Micheli exercise voting control over the shares of common stock owned by Genextra S.p.A. and investment control over such shares as authorized by the board of directors of Genextra S.p.A. Each of Dr. Tallarigo and Mr. Micheli disclaims beneficial ownership with respect to any such shares, except to the extent of his pecuniary interest therein, if any. The address of each of Genextra S.p.A. and its affiliates is Via G. De Grassi, 11, 20123 Milan, Italy. Information relating to Mr. Micheli is based on Amendment No. 1 to Schedule 13G of Genextra S.p.A. filed with the Securities and Exchange Commission on February 13, 2014.
(12)	Represents shares of common stock owned by OrbiMed Private Investments IV, LP. OrbiMed Capital GP IV LLC is the general partner of OrbiMed Private Investments IV, LP and OrbiMed Advisors LLC is the managing member of OrbiMed Capital GP IV LLC. Samuel D. Isaly is the managing member of and owner of a controlling interest in OrbiMed Advisors LLC and may be deemed to have voting and investment power over the shares held by OrbiMed Private Investments IV, LP noted above. Each of OrbiMed Capital GP IV LLC, OrbiMed Advisors LLC and Mr. Isaly disclaims beneficial ownership of such shares, except to the extent of its or his pecuniary interest therein, if any. Mr. Silverstein is a member of OrbiMed Advisors LLC and is obligated to transfer any shares issued under any equity grants made to him to OrbiMed Advisors LLC and certain of its related entities. Mr. Silverstein disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein, if any. The address for OrbiMed Private Investments IV, LP is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(13)	Based on information supplied by FMR LLC on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014. Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 868,945 shares of our common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 868,945 shares owned by the Funds. Fidelity SelectCo, LLC ("SelectCo"), 1225 17th Street, Suite 1100, Denver, Colorado 80202, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,762,025 shares of our common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR LLC, through its control of SelectCo, and the SelectCo Funds each has sole power to dispose of the 1,762,025 owned by the SelectCo Funds. The ownership of one investment company, Fidelity Select Biotechnology Portfolio, amounted to 1,315,567 shares or 6.830% of the Common Stock outstanding. Fidelity Select Biotechnology Portfolio has its principal business office at 245 Summer Street, Boston, Massachusetts 02210. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Pyramis Global Advisors Trust Company (“PGATC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, or Exchange Act, is the beneficial owner of 33,010 shares of our common stock as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 33,010 shares and sole power to vote or to direct the voting of 33,010 shares of Common Stock owned by the institutional accounts managed by PGATC as reported above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the director and executive officer compensation arrangements discussed above in “Executive and Director Compensation,” since January 1, 2013, we have engaged in the following transactions in which the amount involved exceeded $120,000 and in which any director, executive officer or holder of more than 5% of our voting securities, whom we refer to as our principal stockholders, or affiliates or immediate family members of our directors, executive officers and principal stockholders, had or will have a material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Some of our directors are affiliated with our principal stockholders as indicated in the table below:

Director	Affiliation with Principal Stockholder
Lorenzo Tallarigo, M.D	Dr. Tallarigo is the chief executive officer of Genextra S.p.A., which is one of our principal stockholders.
Paolo Fundaro	Mr. Fundaro is the chief financial officer of Genextra S.p.A., which is one of our principal stockholders.
Jonathan Silverstein	Mr. Silverstein is a member of OrbiMed Advisors LLC, whose affiliated fund is one of our principal stockholders.

Reimbursement of Expenses

Pursuant to the third amended and restated stockholders agreement, we reimbursed Genextra S.p.A. and OrbiMed Advisors LLC for their expenses related to the registered secondary offering of our common stock in October 2013 (other than any underwriting discounts and commissions), including approximately $58,000 for the legal fees of the selling stockholders in connection with that transaction.

Pursuant to the third amended and restated stockholders agreement, we have agreed to reimburse Genextra S.p.A. and OrbiMed Advisors LLC for their expenses related to the registered secondary offering of our common stock in April 2014 (other than any underwriting discounts and commissions), including up to $70,000 for the legal fees of the selling stockholders in connection with that transaction.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our restated certificate of incorporation and restated by-laws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Policy for Approval of Related Person Transactions

Pursuant to the written charter of our audit committee, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our board of directors determines may be considered related parties under Item 404 of Regulation S-K, has or will have a direct or indirect material interest.

In reviewing and approving such transactions, the audit committee shall obtain, or shall direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by the committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. This approval authority may also be delegated to the chair of the audit committee in some circumstances. No related party transaction shall be entered into prior to the completion of these procedures.

The audit committee or its chair, as the case may be, shall approve only those related party transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee or the chair determines in good faith to be necessary in accordance with principles of Delaware law generally applicable to directors of a Delaware corporation. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us; the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the audit committee shall participate in any review, consideration or approval of any related party transaction with respect to which the member or any of his or her immediate family members has an interest.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the years ended December 31, 2013 and December 31, 2012, and fees billed for other services rendered by KPMG LLP during those periods.

(in thousands)	2013	2012
Audit fees	$355	$613
Audit related fees	—	—
Tax fees	23	—
All other fees	—	—
Total	$378	$613

Auditor Independence

The audit committee has determined that the provision of services rendered above is compatible with maintaining KPMG LLP’s independence. All audit related, tax and other services are required to be pre-approved by the audit committee.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the following year’s audit, management submits an aggregate of services expected to be rendered during that year for each of four categories of services to the audit committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from our independent registered public accounting firm.

Prior to engagement, the audit committee pre-approves these services by category of service. The fees are budgeted and the audit committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging our independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its meetings.

The audit committee regularly evaluates the performance of KPMG LLP. In 2013, our audit committee reviewed KPMG LLP’s work relating to our annual and quarterly financial statements.

All fees described in the table above were approved by our audit committee for the fiscal year ended December 31, 2013 and 2012, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Amendment on Form 10-K/A or as part of the Original Filing filed with the Securities and Exchange Commission on March 14, 2014:

(1) Financial Statements: See Index to Consolidated Financial Statements in Item 15 of the registration’s Original Filing filed with the Securities and Exchange Commission on March 14, 2014.

(2) Financial Statement Schedules: None

(3) Exhibits.  The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately following the signatures to this Amendment. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

Date: April 30, 2014
/s/ Mark Pruzanski, M.D.
Mark Pruzanski
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	10/16/12	001-35668
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	10/16/12	001-35668
4.1	Form of Common Stock Certificate of the Registrant		Form S-8 (Exhibit 4.3)	11/07/12	333-184810
4.2	Third Amended and Restated Stockholders Agreement by and among the Registrant, the holders of the Registrant’s convertible preferred stock, the Registrant’s founders and certain other investors, dated August 9, 2012		Form S-1 (Exhibit 4.2)	09/04/12	333-183706
4.3	Form of Series A Warrant to purchase Common Stock issued in 2003		Form S-1 (Exhibit 4.3)	09/04/12	333-183706
4.4	Form of Series B Warrant to purchase Common Stock issued in 2003		Form S-1 (Exhibit 4.4)	09/04/12	333-183706
4.5	Form of Series A Warrant to purchase Common Stock issued in 2004, expiring in October 2013		Form S-1 (Exhibit 4.5)	09/04/12	333-183706
4.6	Form of Series A Warrant to purchase Common Stock issued in 2004, expiring in May 2014		Form S-1 (Exhibit 4.6)	09/04/12	333-183706
4.7	Form of Series B Warrant to purchase Common Stock issued in 2004		Form S-1 (Exhibit 4.7)	09/04/12	333-183706
4.8	Form of Warrant to purchase Common Stock issued in 2008		Form S-1 (Exhibit 4.8)	09/04/12	333-183706
4.9	Form of Warrant to purchase Common Stock issued in 2010		Form S-1 (Exhibit 4.9)	09/04/12	333-183706

Equity Compensation Plans
10.1.1	Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.1)	09/04/12	333-183706
10.1.2	Form of Nonstatutory Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.2)	09/04/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1.3	Form of Incentive Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.3)	09/04/12	333-183706
10.1.4	Amendment to Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.4)	09/04/12	333-183706
10.2.1	Form of 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.1)	09/27/12	333-183706
10.2.2	Form of Stock Option Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	09/27/12	333-183706
10.2.3	Form of Stock Option Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	09/27/12	333-183706
10.2.4	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.4)	09/27/12	333-183706
10.2.5	Form of Restricted Stock Unit Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.5)	09/27/12	333-183706
10.3	Non-Employee Director Compensation Policy+		Form 8-K (Exhibit 10.1)	05/13/13	001-35668

Agreements with Executive Officers and Directors
10.4.1	Amended and Restated Employment Agreement by and between the Registrant and Mark Pruzanski, dated May 14, 2013+		Form 10-Q (Exhibit 10.5)	05/14/13	001-35668
10.4.2	Non-Competition and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated June 20, 2006+		Form S-1 (Exhibit 10.4.2)	09/04/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.4.3	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated December 31, 2009+		Form S-1 (Exhibit 10.4.3)	09/04/12	333-183706
10.5.1	Amended and Restated Employment Agreement by and between the Registrant and Barbara Duncan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.12)	05/14/13	001-35668
10.5.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Barbara Duncan, effective as of May 16, 2009+		Form S-1 (Exhibit 10.5.2)	09/04/12	333-183706
10.6.1	Amended and Restated Employment Agreement by and between the Registrant and David Shapiro, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.11)	05/14/13	001-35668
10.6.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and David Shapiro, dated March 31, 2008+		Form S-1 (Exhibit 10.6.2)	09/04/12	333-183706
10.7.1	Amended and Restated Employment Agreement by and between the Registrant and Daniel Regan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.9)	05/14/13	001-35668
10.7.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Daniel Regan, dated March 4, 2013+		Form 10-K (Exhibit 10.7.2)	04/01/13	001-35668
10.8	Amended and Restated Consulting Agreement between the Registrant and Luciano Adorini, dated as of May 14, 2013+		Form 10-Q (Exhibit 10.13)	05/14/13	001-35668
10.9	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		Form S-1 (Exhibit 10.7)	09/04/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Lease Agreements
10.10	Lease Agreement between Jamestown 405 West 15th Street, L.P. and the Registrant, dated October 15, 2013		Form 8-K (Exhibit 10.1)	10/21/13	001-35668
10.11.1	Lease Agreement between 4350 La Jolla Village LLC and the Registrant, dated October 25, 2011		Form S-1 (Exhibit 10.9)	09/04/12	333-183706
10.11.2	First Amendment to Lease Agreement between 4350 La Jolla Village LLC and the Registrant, dated March 18, 2013		Form 8-K (Exhibit 10.1)	03/22/13	001-35668
10.11.3	Second Amendment to Lease Agreement between 4350 La Jolla Village LLC and the Registrant, dated November 27, 2013		Form 8-K (Exhibit 10.1)	12/02/13	001-35668

Agreements with Respect to Collaborations, Licenses, Research and Development
10.12	License Agreement by and between the Registrant and Dainippon Sumitomo Pharma Co. Ltd., dated March 29, 2011*		Amendment No. 1 to Form S-1 (Exhibit 10.10)	09/27/12	333-183706

10.13.1	Product Research, Development, License and Commercialization Agreement by and between the Registrant, Les Laboratoires Servier and Institut De Recherchés Servier, dated August 1, 2011 (the “Servier Agreement”)*		Amendment No. 1 to Form S-1 (Exhibit 10.11.1)	09/27/12	333-183706
10.13.2	Amendment No. 1 to the Servier Agreement, dated July 24, 2012*		Form S-1 (Exhibit 10.11.2)	09/04/12	333-183706
10.13.3	Amendment No. 2 to the Servier Agreement, dated February 15, 2013**		Form 8-K (Exhibit 10.1)	02/22/13	001-35668
10.13.4	Amendment No. 4 to the Servier Agreement, dated November 5, 2013**		Form 8-K (Exhibit 10.1)	01/02/14	001-35668
10.14	Cooperative Research and Development Agreement by and between the Registrant and The National Institute of Diabetes and Digestive and Kidney Diseases, dated June 25, 2010*		Form S-1 (Exhibit 10.12)	09/04/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.15.1	Sponsored Research Agreement by and between the Registrant, Dipartimento di Chimica e Tecnologia del Farmaco of the Universitá di Perugia, and Professor Roberto Pellicciari, dated January 1, 2012		Form S-1 (Exhibit 10.13)	09/04/12	333-183706
10.15.2	Amendment No. 1 to Sponsored Research Agreement by and between the Registrant, Dipartimento di Chimica e Tecnologia del Farmaco of the Universitá di Perugia, and Professor Roberto Pellicciari, dated April 29, 2013		Form 8-K (Exhibit 10.1)	04/30/13	001-35668
10.16.1	Consulting and IP Agreement by and between the Registrant and Roberto Pellicciari, dated August 1, 2011*		Amendment No. 1 to Form S-1 (Exhibit 10.14.1)	09/27/12	333-183706
10.16.2	Amendment No. 1 to Consulting and IP Agreement by and between the Registrant and Roberto Pellicciari, dated July 30, 2012*		Form S-1 (Exhibit 10.14.2)	09/04/12	333-183706
10.16.3	Amendment No. 2 to Consulting and IP Agreement with Professor Roberto Pellicciari, dated February 15, 2013**		Form 8-K (Exhibit 10.2)	02/22/13	001-35668
10.16.4	Amendment No. 4 to Consulting and IP Agreement with Professor Roberto Pellicciari, dated November 5, 2013**		Form 8-K (Exhibit 10.2)	01/02/14	001-35668
10.17.1	Consulting and IP Agreement by and between the Registrant and Roberto Pellicciari, dated January 1, 2012		Form S-1 (Exhibit 10.15)	09/04/12	333-183706
10.17.2	Amendment No. 1 to Consulting and IP Agreement with Professor Roberto Pellicciari, dated April 28, 2013**		Form 8-K (Exhibit 10.2)	04/30/13	001-35668
10.18.1	Research and Development Agreement by and between the Registrant and TES Pharma Srl, dated August 1, 2011 (the “TES Agreement”)*		Amendment No. 1 to Form S-1 (Exhibit 10.16.1)	09/27/12	333-183706
10.18.2	Amendment No. 1 to the TES Agreement, dated July 27, 2012*		Form S-1 (Exhibit 10.16.2)	09/04/12	333-183706
10.18.3	Amendment No. 2 to the TES Agreement, dated February 15, 2013**		Form 8-K (Exhibit 10.3)	02/22/13	001-35668
10.18.5	Amendment No. 4 to the TES Agreement, dated November 5, 2013**		Form 8-K (Exhibit 10.3)	01/02/14	001-35668
10.19.1	Master Laboratory Services Agreement by and between the Registrant and WIL Research Laboratories, LLC, dated October 2, 2007		Form S-1 (Exhibit 10.17.1)	09/04/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.19.2	Amendment to the Master Laboratory Services Agreement by and the Registrant and WIL Research Laboratories, LLC, dated October 28, 2011		Form S-1 (Exhibit 10.17.2)	09/04/12	333-183706

Other Exhibits
21.1	Subsidiaries of the Registrant		Form S-1 (Exhibit 21.1)	09/04/12	333-183706
23.1	Consent of KPMG LLP, independent registered public accounting firm		Form 10-K (Exhibit 23.1)	03/14/2014	001-35668
23.2	Consent of EisnerAmper LLP, independent registered public accounting firm		Form 10-K (Exhibit 23.2)	03/14/2014	001-35668
31.1	Certification of the Chief Executive Officer		Form 10-K (Exhibit 31.1)	03/14/2014	001-35668
31.2	Certification of the Chief Financial Officer		Form 10-K (Exhibit 31.2)	03/14/2014	001-35668
31.3	Certification of the Chief Executive Officer	X
31.4	Certification of the Chief Financial Officer	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Form 10-K (Exhibit 32)	03/14/2014	001-35668
101	The following materials from Intercept Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity,
	(iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements***		Form 10-K (Exhibit 101)	03/14/2014	001-35668

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(**)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.
(***)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

