Form 10-Q
period 2014-06-30
INTERCEPT PHARMACEUTICALS INC
filed 2014-08-11
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 21,217,959 shares of common stock, $0.001 par value per share, outstanding.

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

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014, particularly in Item 1.A. Risk Factors. Those risk factors discuss risks and uncertainties that include, but not are limited to, the following:  we will require substantial additional funding; OCA and/or our other product candidates may not receive regulatory approval in a timely manner or at all; we may be subject to delays in our clinical trials, which could result in increased costs and delays or limit our ability to obtain regulatory approval for our product candidates;  the results of earlier studies and clinical trials of our product candidates may not be predictive of future clinical trial results, and our product candidates may not have favorable results in future clinical trials; even if approved, our product candidates may not be accepted by healthcare providers or healthcare payors;  our collaborators could fail to perform their obligations under our collaboration agreements; and we may not be able to maintain and protect our intellectual property assets. Those risk factors, together with any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I

Item 1. FINANCIAL STATEMENTS

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2013	2014
	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,363,185	$44,961,233
Investment securities, available-for-sale	131,468,797	254,069,441
Prepaid expenses and other current assets	2,732,556	7,617,610
Total current assets	147,564,538	306,648,284
Fixed assets, net	1,672,295	2,163,449
Security deposits	1,081,747	1,957,034
Total assets	$150,318,580	$310,768,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$7,259,805	$10,138,885
Short-term portion of deferred revenue	1,621,622	1,781,620
Total current liabilities	8,881,427	11,920,505
Long-term liabilities:
Long-term portion of deferred revenue	8,918,916	8,908,111
Long-term portion of warrant liability	50,112,137	-
Total liabilities	67,912,480	20,828,616
Stockholders’ equity:
Common stock. 25,000,000 shares authorized; 19,389,610, and 21,178,730 shares issued and outstanding as of December 31, 2013 and June 30, 2014, respectively; par value $0.001 per share	19,390	21,179
Additional paid-in capital	268,302,617	688,486,472
Accumulated other comprehensive income (loss), net	59,853	(33,137)
Accumulated deficit	(185,975,760)	(398,534,363)
Total stockholders’ equity	82,406,100	289,940,151
Total liabilities and stockholders’ equity	$150,318,580	$310,768,767

See accompanying notes to the condensed consolidated financial statements.

 INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Licensing revenue	$405,407	$445,405	$810,812	$850,808
Costs and expenses:
Research and development	5,132,971	14,919,190	9,965,527	29,211,883
General and administrative	2,890,505	7,954,903	5,287,359	13,606,030
Total costs and expenses	8,023,476	22,874,093	15,252,886	42,817,913
Other income (expense):
Revaluation of warrants	(5,572,081)	55,794,796	(9,254,586)	(170,831,872)
Other income (loss), net	(286,767)	104,117	9,595	240,374
	(5,858,848)	55,898,913	(9,244,991)	(170,591,498)
Net income (loss)	$(13,476,917)	$33,470,225	$(23,687,065)	$(212,558,603)
Net income (loss) per share:
Basic	$(0.79)	$1.60	$(1.41)	$(10.50)
Diluted	$(0.79)	$1.51	$(1.41)	$(10.50)

Weighted average shares outstanding:
Basic	16,970,519	20,965,094	16,765,464	20,238,955
Diluted	16,970,519	22,204,934	16,765,464	20,238,955

See accompanying notes to the condensed consolidated financial statements.

 INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Net income (loss)	$(13,476,917)	$33,470,225	$(23,687,065)	$(212,558,603)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	136,190	(79,131)	(87,840)	(97,098)
Reclassification for recognized gains on marketable investment securities during the period	-	2,509	-	4,108
Net unrealized gains (losses) on marketable investment securities	$136,190	$(76,622)	$(87,840)	$(92,990)
Comprehensive income (loss)	$(13,340,727)	$33,393,603	$(23,774,905)	$(212,651,593)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(23,687,065)	$(212,558,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants	9,254,586	170,831,872
Share-based compensation	3,497,452	11,230,262
Depreciation	52,484	130,413
Amortization of investment premium	528,463	1,370,468
Changes in:
Prepaid expenses, other current assets and security deposits	95,115	(5,760,341)
Accounts payable, accrued expenses and other current liabilities	(74,078)	2,879,080
Deferred revenue	(810,812)	149,193
Net cash used in operating activities	(11,143,855)	(31,727,656)
Cash flows from investing activities:
Purchases of investment securities	(59,782,263)	(161,351,747)
Sales of investment securities	13,997,188	37,287,646
Purchases of equipment, improvements, and furniture and fixtures	(39,857)	(621,567)
Net cash used in investing activities	(45,824,932)	(124,685,668)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	61,379,263	183,545,563
Proceeds from exercise of options	2,210,752	4,465,809
Proceeds from exercise of warrants	8,101	-
Net cash provided by financing activities	63,598,116	188,011,372
Net increase in cash and cash equivalents	6,629,329	31,598,048
Cash and cash equivalents – beginning of period	45,511,641	13,363,185
Cash and cash equivalents – end of period	$52,140,970	$44,961,233
Supplemental disclosures of noncash activities:
Issuance of common stock for cashless warrant exchange	$6,935,368	$220,944,009

See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Overview of Business

Intercept Pharmaceuticals, Inc. (“Intercept” or the “Company”), is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic liver and intestinal diseases utilizing its proprietary bile acid chemistry. The Company’s product candidates have the potential to treat orphan and more prevalent liver diseases for which there currently are limited therapeutic solutions.

The Company has its administrative headquarters in New York, New York and an office in San Diego, California. The Company has a wholly owned subsidiary in Italy which acts as the Company’s legal representative for its clinical trials in the European Union to satisfy European Union regulatory requirements. Intercept was incorporated in Delaware in September 2002.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The condensed unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014. The results for the three and six months ended June 30, 2013 and June 30, 2014 (unaudited) are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods or any future year or period. The June 30, 2014 condensed consolidated financial statements reflect the adoption of Accounting Standard Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which no longer requires inception to date information.

Use of Estimates

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

Revision of Prior Period Financial Statements

During the second quarter of 2014, management identified a misstatement representing an overstatement of non-cash share-based compensation expense in the first quarter of 2014 of approximately $11.6 million related to the valuation of non-employee options. Management determined that the effect of the share-based compensation expense overstatement was not material to the financial statements for the prior interim period. In order to correct the error, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the Company recorded the following immaterial corrections to the financial statements for the three months ended March 31, 2014, which are reflected in our results for the six months ended June 30, 2014: (a) a decrease in additional paid-in-capital of $11.6 million and a decrease in accumulated deficit of $11.6 million, which in total has no impact on shareholders’ deficit; and (b) a decrease of $11.6 million in research and development expenses and a corresponding decrease in net loss.

2.	Significant Agreements

Sumitomo Dainippon Pharma Co, Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon to research, develop and commercialize obeticholic acid (OCA) as a therapeutic for the treatment of primary biliary cirrhosis (PBC) and nonalcoholic steatohepatitis (NASH) in Japan and China (excluding Taiwan) and agreed not to commercialize other farnesoid X receptor, or FXR, agonist compounds or products for PBC, NASH or specified additional indications in countries in which Sumitomo Dainippon retains an exclusive license to OCA under the agreement. Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval for OCA for NASH in Japan, $10.0 million for receiving marketing approval for OCA for NASH in China, and up to $5.0 million for receiving marketing approval for OCA for PBC in the United States. The sales milestones are based on aggregate sales amounts of OCA and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. Sumitomo Dainippon is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the Sumitomo Dainippon territory. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon has the exclusive option to add several other Asian countries to its territory to pursue OCA for additional indications. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories.

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and the Korea option are being recognized ratably over this period. During the three months ended June 30, 2013 and 2014, the Company recorded revenue of approximately $406,000 and $445,000, respectively, and during the six months ended June 30, 2013 and 2014, the Company recorded revenue of approximately $811,000 and $851,000, respectively, in “Licensing Revenue” in its Consolidated Statement of Operations for the Company’s efforts under the agreement. The Company has not achieved any of the milestones relating to the agreement as of June 30, 2014 and has not recognized any revenue related to such milestones. The Company has determined that each potential future development, regulatory and sales milestone is substantive.

3.	Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2013 and June 30, 2014:

	As of December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$13,363	$-	$-	$13,363
Investment securities:
Commercial paper	7,993	1	-	7,994
Corporate debt securities	115,704	115	(59)	115,760
Municipal securities	1,051	1	-	1,052
U.S. government and agency securities	6,657	6	-	6,663
Total investments	131,405	123	(59)	131,469
Total cash, cash equivalents and investments	$144,768	$123	$(59)	$144,832

	As of June 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$44,961	$-	$-	$44,961
Investment securities:
Commercial paper	18,986	-	(6)	18,980
Corporate debt securities	221,019	135	(156)	220,998
U.S. government and agency securities	14,095	3	(7)	14,091
Total investments	254,100	138	(169)	254,069
Total cash, cash equivalents and investments	$299,061	$138	$(169)	$299,030

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments aggregated by investment category and length of time that individual securities have been in the position:

	As of December 31, 2013
	Less than 12 months		12 Months or greater		Total
			(In thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$9,515	$(2)	$31,312	$(57)	$40,827	$(59)
Total	$9,515	$(2)	$31,312	$(57)	$40,827	$(59)

	As of June 30, 2014
	Less than 12 months		12 Months or greater		Total
			(In thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$32,059	$(18)	$97,084	$(138)	$129,143	$(156)
Commercial paper	15,981	(6)			15,981	(6)
U.S. government and agency securities	-	-	8,992	(7)	8,992	(7)
Total	$48,040	$(24)	$106,076	$(145)	$154,116	$(169)

4.	Income Taxes

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

The deferred tax asset or liability represents future tax return consequences of those differences, which will be taxable when the assets and liabilities are recovered or settled. The provision for income taxes may differ from the actual expense that would result from applying the federal statutory rate to income before taxes because certain income for financial reporting purposes is not taxable and certain expenses for financial reporting purposes are not deductible for tax purposes. At December 31, 2013 and June 30, 2014, the Company had available net operating loss carryforwards to reduce future taxable income of approximately $108.2 million and $144.3 million, respectively, for tax reporting purposes. These carryforwards expire between 2024 and 2032. The ability of the Company to utilize its net operating losses in future years is subject to limitation in accordance with provisions of Section 382 of the Internal Revenue Code due to previous ownership changes; however, these changes have not resulted in material limitations to the Company’s ability to utilize the net operating losses. The Company’s combined federal, state and city deferred tax asset of approximately $60.2 million and $75.8 million at December 31, 2013 and June 30, 2014, respectively, resulted from the tax effects of net operating losses and differences between the book and tax bases for the share-based compensation and depreciation. The Company does not have any deferred tax liabilities. Since the Company has not yet achieved sustained profitable operations, management believes its deferred tax assets do not satisfy the more-likely-than-not realization criteria and has provided an allowance for the full amount of the tax asset. As a result, the Company has not recorded any income tax benefit since its inception.

5.	Warrants to Purchase Common Stock

In conjunction with various financing transactions, the Company issued warrants to purchase the Company’s common stock. Certain of the warrants included a so-called “down round” provision that provided for a reduction in the warrant exercise price if there were subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices and the remaining warrants contained a provision that required the underlying shares to be registered upon an IPO. These warrants were deemed to be derivative instruments and as such, recorded as a liability and are marked-to-market at each reporting period. The Company estimated the fair values of the warrants at each reporting period using a Black-Scholes option-pricing model. Management concluded, under the Company’s facts and circumstances, that the estimated fair values of the warrants using the Black-Scholes option-pricing model approximates, in all material respects, estimated the values determined using a binomial valuation model. The estimates in the Black-Scholes option-pricing model and the binomial valuation model are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. Changes in the fair value of the common stock warrant liability from the prior period are recorded as a component of other income and expense.

On April 10, 2014, all the Company’s remaining warrants to purchase a total of 865,381 shares of its common stock were exercised on a cashless basis into 834,758 shares of the Company’s common stock. The Company recorded a final non-cash warrant revaluation adjustment to other income of approximately $55.8 million for the three month period ended June 30, 2014.

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

Financial assets and liabilities, carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
Assets:
Money market funds	$8,216	$8,216	$-	$-
Available for sale securities:				-
Commercial paper	7,994	-	7,994	$-
Corporate debt securities	115,760	-	115,760	-
U.S. government and agency securities	6,663	-	6,663	-
Municipal securities	1,052	-	1,052	-
Total financial assets:	$139,685	$8,216	$131,469	$-

Liabilities:
Warrants to purchase common stock	$(50,112)	$-	$-	$(50,112)
Total financial liabilities	$(50,112)	$-	$-	$(50,112)

June 30, 2014
Assets:
Money market funds	$32,666	$32,666	$-	$-
Available for sale securities:
Commercial paper	18,980	-	18,980	-
Corporate debt securities	220,998	-	220,998	-
U.S. government and agency securities	14,091	-	14,091	-
Total financial assets:	$286,735	$32,666	$254,069	$-

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six-month period ended June 30, 2014.

Warrant Liability
(In thousands)
Level 3
Balance at December 31, 2013	$50,112
Net losses recognized in earnings	170,832
Exercises	(220,944)
Balance at June 30, 2014	$-

The Company determined the fair value of its warrant liability based on the Black-Scholes pricing model based on the Company’s stock price at the measurement date, exercise price of the warrant, risk free interest rate and historical volatility. The estimated fair value of marketable debt securities (commercial paper, corporate debt securities, U.S. government and agency securities and municipal securities), by contractual maturity, are as follows:

	Fair Value as of
	December 31, 2013	June 30, 2014
	(In thousands)
Due in one year or less	$56,044	$123,805
Due after one year through 2 years	75,425	130,264
Total investments in debt securities	$131,469	$254,069

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

7.	Stockholders’ Equity

Common Stock

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

In April 2014, the Company completed a public offering of 1,000,000 shares of its common stock, of which 600,000 shares were sold by the Company and 400,000 shares were sold by certain selling stockholders, at a public offering price of $320.00 per share. The shares were registered pursuant to a registration statement on Form S-3. After underwriting discounts and commissions and estimated offering expenses, the Company received net proceeds from the offering of approximately $183.5 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

Dividends

The holders of common stock are entitled to receive dividends from time to time as declared by the Board of Directors.

Authorized Shares

As of June 30, 2014, the Company was authorized to issue 25,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. At the 2014 annual meeting of stockholders held on July 17, 2014, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 35,000,000 shares.

8.	Share-Based Compensation

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands)
General and administrative	$981	$2,322	$1,926	$3,821
Research and development	909	1,473	1,571	7,409
Total share-based compensation	$1,890	$3,795	$3,497	$11,230

The following table summarizes stock option activity during the six months ended June 30, 2014:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, December 31, 2013	1,524,837	$21.32
Granted	217,836	$256.36
Exercised	(284,997)	$15.23
Forfeited	(3,029)	$21.50
Outstanding, June 30, 2014	1,454,647	$57.71

Exercisable, June 30, 2014	722,183	$14.32

In April 2014, the Company issued 57,063 performance-based options to certain executives to purchase common stock that will vest upon the achievement of certain regulatory milestones related to OCA at future dates. As of June 30, 2014, the achievement of the milestones was not deemed to be probable and no share-based compensation expense was recognized for these options.

During the three months ended June 30, 2014, the Company granted 31,892 restricted stock awards (RSA) that vest over a four year period. The fair value of the RSAs is established based on the closing price of the Company’s common stock on the date of the RSA grant. For the six months ended June 30, 2013 and 2014, share-based compensation expense related to previously granted restricted stock units (RSU) and the newly granted RSA awards was approximately $1.1 million and $1.7 million, respectively. For the three months ended June 30, 2013 and 2014, the share-based compensation expense related to RSU and RSA awards was approximately $300,000 and $1.0 million, respectively. The following table summarizes the aggregate restricted stock (RSU and RSA) activity:

		Weighted
		Average
	Number of Shares	Grant Date Fair Value

Outstanding, December 31, 2013	121,069	$25.30
Granted	31,892	$257.23
Exercised	(37,473)	$34.29
Outstanding, June 30, 2014	115,488	$97.20

9.	Net Income (Loss) Per Share

The following table presents the historical computation of basic and diluted net income (loss) per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
	(In thousands, except share and per share amounts)
Historical net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$(13,477)	$33,470	$(23,687)	$(212,559)
Denominator:
Weighted average shares used in calculating net income (loss) per share - basic	16,970,519	20,965,094	16,765,464	20,238,955
Dilutive effect of equity incentive plans' shares	-	1,239,840	-	-
Weighted average shares used in calculating net income (loss) per share - dilutive	16,970,519	22,204,934	16,765,464	20,238,955

Net income (loss) per share:
Basic	$(0.79)	$1.60	$(1.41)	$(10.50)
Diluted	$(0.79)	$1.51	$(1.41)	$(10.50)

The following potentially dilutive securities have been excluded from the computations of the diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(In thousands)

Options	1,717	182	1,717	1,455
Warrants to purchase common stock	911	-	911	-
Restricted stock units	144	-	144	84
Total	2,772	182	2,772	1,539

10.	Litigation

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

The lawsuits allege that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from January 9, 2014 to January 10, 2014, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to the Company’s January 9, 2014 announcement that the FLINT trial had been stopped early based on a pre-defined interim efficacy analysis. Specifically, the lawsuits claim that the January 9, 2014 announcement was misleading because it did not contain information regarding certain lipid abnormalities seen in the FLINT trial in OCA-treated patients compared to placebo. On April 22, 2014, two individuals each moved to consolidate the cases and a lead plaintiff was subsequently appointed by the Court. On June 27, 2014, the lead plaintiff filed an amended complaint on behalf of the putative class as contemplated by the order of the Court. The lead plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees.

Additional complaints may be filed against the Company and its directors and officers related to its disclosures.

The Company believes that this lawsuit is without merit. At this time, no assessment can be made as to the likely outcome of this action or whether the outcome will be material to the Company. Therefore, the Company has not accrued for any loss contingencies related to this lawsuit.

11. Recent Accounting Pronouncements

In June, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. Previous reporting requirements for a DSE, including inception-to-date information, will no longer apply. For public business entities, the amendments to ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The June 30, 2014 financial statements reflect the early adoption of the accounting standard.

In June, 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. This amendment is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of this amendment.

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

Our lead product candidate, obeticholic acid, or OCA, is a bile acid analog, or a chemical substance that has a structure based on a naturally occurring human bile acid. OCA is a first-in-class product candidate that selectively binds to and induces activity in the farnesoid X receptor, or FXR, which we believe has broad liver-protective properties. We are developing OCA initially for primary biliary cirrhosis, or PBC, as a second line treatment for patients who have an inadequate response to or who are unable to tolerate standard of care therapy and therefore need additional treatment. PBC is a chronic autoimmune liver disease that, if inadequately treated, may eventually lead to cirrhosis, liver failure and death. In March 2014, we completed a Phase 3 clinical trial of OCA in PBC, which we call the POISE trial, that we anticipate will serve as the basis for seeking the first regulatory approval to market OCA in the United States and Europe. OCA has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with PBC. We expect to complete our filings for marketing approval of OCA in PBC in the United States and Europe during the first half of 2015. We also anticipate finalizing the protocol for our clinical outcomes confirmatory trial in PBC during the third quarter of 2014 and initiating the trial around year end 2014.

OCA is also currently being evaluated in a Phase 2b trial for the treatment of nonalcoholic steatohepatitis, or NASH, known as the FLINT trial, which has been sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. In January 2014, the NIDDK stopped the double-blind treatment phase of the FLINT trial early following a planned interim analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criteria. The NIDDK’s decision to stop the FLINT treatment phase early was based primarily on OCA having met the efficacy criterion, while also being informed by the risks involved in continuing to perform liver biopsies in the remaining patients and the available safety data from the trial with respect to disproportionate lipid abnormalities and the occurrence of cardiovascular events in the OCA treatment arm. We recently received from NIDDK a draft manuscript decribing the results from the FLINT trial. See “Recent Developments.”

In addition to PBC and NASH, we are developing OCA in other patient populations, including cirrhosis, primary sclerosing cholangitis, or PSC, portal hypertension, alcoholic hepatitis and bile acid diarrhea and anticipate initiating a Phase 2 clinical trial for PSC at the end of 2014. Furthermore, we plan to complete IND-enabling studies in INT-767, an earlier stage product for which we plan to initiate a Phase 1 trial in the first half of 2015. OCA has received orphan drug designation in the United States and Europe for the treatment of PBC and PSC. We own worldwide rights to OCA outside of Japan, China and Korea, where we have exclusively licensed the compound to Sumitomo Dainippon Pharma, or Sumitomo Dainippon, and granted it an option to exclusively license OCA in certain other Asian countries.

In April 2014, we completed a follow-on public offering of 1,000,000 shares of our common stock, of which 600,000 shares were sold by us and 400,000 shares were sold by certain selling stockholders, at a public offering price of $320.00 per share. After underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $183.5 million. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. Our common stock trades on the NASDAQ Global Select Market, or NASDAQ, under the trading symbol “ICPT.”

Our net loss for the three months ended June 30, 2013 was approximately $13.5 million, while our net income for the three months ended June 30, 2014 was approximately $33.5 million. Our net losses for the six months ended June 30, 2013 and 2014 were $23.7 million and $212.6 million, respectively. Substantially all of our net loss resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and the mark-to-market of our liability-classified warrants. Our net income in the second quarter of 2014 is primarily attributable to the revaluation of our warrants, partially offset by operating costs.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	complete the development of our lead product candidate, OCA, for the treatment of PBC, NASH, PSC and other patient populations;

•	seek to obtain regulatory approvals for OCA for PBC, NASH, PSC and other potential patient populations;
•	outsource the commercial manufacturing of OCA for any indications for which we receive regulatory approval;
•	engage in activities relating to the sales, marketing and distribution of OCA for any indications for which we may receive regulatory approval;
•	continue research and development efforts with our preclinical development compounds, such as INT-767, whether independently or with a third-party collaborator;
•	maintain, expand and protect our intellectual property portfolio;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
•	operate as a public company.

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

We have our administrative headquarters in New York, New York and an office in San Diego, California. We have a wholly-owned subsidiary in Italy which acts as our legal representative for our clinical trials in the European Union to satisfy European Union regulatory requirements.

Recent Developments

NIDDK recently provided us with a draft manuscript intended for publication that describes the results from the FLINT trial. This trial was a double blind, placebo-controlled trial of a once-daily dose of 25mg of OCA or placebo given for 72 weeks in 283 patients with biopsy-proven NASH. The draft manuscript presents histological data from the primary intention-to-treat population comprised of the 219 patients who were eligible for a repeat biopsy after completing the 72-week treatment phase of the trial and non-histological secondary endpoints from all patients who went on to complete the post-treatment follow-up visit which took place 24 weeks after the conclusion of the treatment phase. For purposes of this trial, p-values of 0.05 or lower indicated statistical significance. As the manuscript is in draft form and is expected to undergo peer review, it is subject to further modification prior to publication. The top-line information about the FLINT trial results described below is based on the draft manuscript provided to us by NIDDK.

Primary Endpoint

The proportion of patients meeting the FLINT primary histological endpoint, defined as a decrease in the NAFLD Activity Score (NAS) of at least two points with no worsening of fibrosis, was 46% in the OCA treatment group and 21% in the placebo treatment group (p < 0.001, n=219). Subgroup analyses showed a numerically higher response rate in OCA-treated patients with more advanced NASH, as assessed by NAS, fibrosis staging or co-morbid type 2 diabetes. The mean pre-treatment baseline NAS for patients in the OCA treatment group was 5.3 of a total possible score of 8 (comprised of hepatocellular ballooning 0 – 2, lobular inflammation 0 – 3 and steatosis 0 – 3).

Secondary Efficacy Endpoints

More patients in the OCA treatment group also experienced improvements in the following histological secondary endpoints (n=200):

•	All the individual components of NAS improved in OCA-treated patients (p-values ranged from 0.03 to <0.001 for each component vs. placebo);
•	NASH resolution: 22% of OCA-treated patients vs. 13% of patients on placebo (p=0.09); and
•	Fibrosis improvement (scored 0 – 4): 35% of OCA-treated patients vs. 19% of patients on placebo (p=0.01);
o	Decrease in mean value of 0.2 from a baseline mean of 1.9 in OCA-treated patients vs. increase in mean value of 0.1 from baseline mean of 1.8 in patients on placebo (p=0.01).

Portal inflammation, which is not a component of the NAS and is typically mild in adult NASH patients, was also assessed as a secondary histological endpoint. There was essentially no improvement in portal inflammation with no difference observed between the two groups (12% of OCA patients vs. 13% of placebo patients (p=0.76)).

The histological improvements observed in OCA-treated patients versus placebo were accompanied by significant reductions in the serum liver enzymes alanine aminotransferase (ALT), aspartate aminotransferase (AST) and gamma-glutamyl transferase (GGT), each of which had been abnormally elevated at the time of treatment initiation. A modest but statistically significant decrease in bilirubin and increase in alkaline phosphatase (ALP) were also observed, both remaining within typical normal limits. These five biochemical parameters tended to return to pre-treatment values at the end of the 24-week follow-up phase after the stopping of OCA treatment. The changes in serum liver enzymes observed in FLINT patients on OCA were generally consistent with results observed in a previously published, six week trial in diabetic patients with non-alcoholic fatty liver disease, or NAFLD [Mudaliar S, Gastroenterology 2013; 145; 574-582].

Metabolic Parameters

OCA treatment was associated with the following changes in metabolic parameters at 72-weeks (n=257).

•	Statistically significant weight loss in patients on OCA treatment compared to patients in the placebo group (p=0.008);
•	Increase in a marker of fasting hepatic insulin resistance, HOMA-IR, in the OCA treatment group (p=0.01), although an even larger increase was observed in the placebo group at the conclusion of the 24-week follow-up phase; and
•	No changes in hemoglobin A1c, a measure of average blood sugar control over a period of approximately three months, in either OCA or placebo groups.

Serum Lipids

OCA treatment was associated with changes in serum lipid levels that were observed within 12 weeks of initiating treatment (the first time point assessed), then decreased in magnitude while on treatment and effectively returned to baseline during the 24-week post-treatment period:

	Lipid Parameter (mg/dL, mean values)
	Total Cholesterol		HDL Cholesterol		LDL Cholesterol		Triglycerides
Time Period	OCA	Pbo	OCA	Pbo	OCA	Pbo	OCA	Pbo
Baseline (n=283)	190	187	42	44	112	111	196	178
Change from baseline to 72 weeks (n=257)	+6*	-7*	-1*	+1*	+9*	-8*	-20	-7
Change from baseline to 96 weeks (n=240)	-12	-8	+1	+1	-12	-12	-3	0
* P-value ≤ 0.01 for OCA vs. placebo comparison

Safety and Tolerability

The draft FLINT manuscript reported that OCA was generally well tolerated based on the safety and tolerability data from all 283 patients randomized in the trial. The incidence of adverse events in the OCA and placebo treatment groups was similar for all symptoms except pruritus, which occurred more frequently (23% vs. 6%, p<0.001) and at a higher grade (predominantly moderate pruritus). One patient discontinued due to pruritus in the OCA treatment arm.

The incidence of severe or life threatening events was not different between the two treatment groups and most of the events in both groups were deemed to be unrelated to treatment, including all severe or life threatening cardiovascular events. There were two patient deaths in the trial that were previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014; neither death was considered related to OCA treatment.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of products. All of our revenue has been derived from our collaborative agreements for the development and commercialization of certain of our product candidates. In March 2011, we entered into an exclusive licensing agreement with Sumitomo Dainippon for the development of OCA in Japan and China. Under the terms of the agreement, we received an up-front payment of $15.0 million and may be eligible to receive up to approximately $300 million in additional payments for development, regulatory and commercial sales milestones for OCA in Japan and China. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid us a $1.0 million up-front fee. For accounting purposes, the up-front payments are recorded as deferred revenue and amortized over time. For the six months ended June 30, 2014, we recognized approximately $851,000 in license revenue for amortization of the up-front payments. We anticipate that we will recognize revenue of approximately $1.8 million per year through 2020, the expected end of the development period, for the amortization of the up-front payments from Sumitomo Dainippon.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses for personnel in research and development functions;
•	fees paid to consultants and clinical research organizations, or CROs, including in connection with our preclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
•	costs related to acquiring and manufacturing clinical trial materials;
•	depreciation of leasehold improvements, laboratory equipment and computers;
•	costs related to compliance with regulatory requirements; and
•	costs related to stock options or other share-based compensation granted to personnel in research and development functions.

We plan to increase our research and development expenses for the foreseeable future as we continue the development of OCA for the treatment of PBC, NASH and PSC, and other indications and to further advance the development of our other product candidates, subject to the availability of additional funding.

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. We have been developing OCA and other FXR agonists, as well as TGR5 agonists, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, share-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Personnel costs” and “Indirect research and development expense” in the table below.

	Six Months Ended June 30,
	2013	2014
	(In thousands)
Direct research and development expense by program:
OCA	$5,625	$14,924
INT-767	255	869
INT-777	45	-
Total direct research and development expense	5,925	15,793
Personnel costs (1)	3,703	12,023
Indirect research and development expense	337	1,396
Total research and development expense	$9,965	$29,212

(1)	Personnel costs include stock options, restricted stock units, restricted stock awards and performance-based options granted to employees and non-employees with an associated share-based compensation expense of $1.6 million and $7.4 million for the six months ended June 30, 2013 and 2014, respectively. During the six months ended June 30, 2014, we added 20 research and development personnel.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

OCA

The majority of our research and development resources are focused on our ongoing and planned clinical and preclinical studies and the other work we plan to undertake to support our New Drug Application, or NDA, and Marketing Authorization Application, or MAA, filings for OCA for the treatment of PBC, which we currently plan to complete by the first half of 2015. We have incurred and expect to continue to incur significant expenses in connection with these efforts, including:

•	We completed our Phase 3 POISE trial of OCA in patients with PBC in March 2014 and expect to continue the LTSE phase of the trial through 2019.
•	We are currently in discussions with the FDA on the clinical outcomes trial for OCA in PBC that must be underway at the time the FDA makes a decision whether to grant accelerated approval. We expect that the clinical outcomes trial will be completed on a post-marketing basis. We currently anticipate finalizing the protocol for this trial during the third quarter of 2014 and initiating this trial around year end 2014.
•	We plan to conduct a Phase 1 clinical trial in healthy volunteers to evaluate the effect of OCA on the heart’s electrical cycle, known as the QT interval, and are conducting or plan to conduct additional Phase 1 clinical trials in 2014.
•	We have contracted with third-party manufacturers to produce the quantities of OCA needed for regulatory approval as well as the necessary supplies for our other contemplated trials and are working to secure second manufacturers. We are currently reviewing potential third-party manufacturers for our commercial supply of OCA and plan to begin building commercial supplies, including supplies of the starting material for manufacturing OCA, in 2014.
•	We have contracted with and plan to engage a number of consultants in relation to our seeking of regulatory approval and intend to implement various electronic software and systems in relation to our regulatory activities.

In addition, we are evaluating OCA in other chronic liver and other intestinal diseases. Pending our detailed review of the FLINT trial results and discussions with the FDA and European Medicines Agency, or EMA, we plan to initiate our Phase 3 clinical program in NASH during the first half of 2015. In the meantime, we intend to initiate a Phase 2 trial investigating the lipid metabolic effects of OCA in NASH patients in the first half of 2015 and are evaluating whether to initiate a Phase 2 trial of OCA in pediatric NASH patients in the first half of 2015. For PSC, we intend to initiate a Phase 2 clinical trial at the end of 2014.

INT-767 and INT-777

We intend to continue to develop INT-767 (a dual FXR/TGR5 agonist) and INT-777 (pure TGR5 agonist), our two existing compounds not included in our collaboration with Servier to discover and develop additional novel TGR5 agonists. Currently, we plan to continue with preclinical development of INT-767 through to the filing of an Investigational New Drug, or IND, application and, subject to the IND application becoming effective, initiate a Phase 1 trial of INT-767 in healthy volunteers in the first half of 2015. We intend to continue development of INT-777 through potential collaborations with third parties over the next several years.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, operational, finance and human resources functions. Other significant general and administrative expenses include OCA pre-commercial activities, facilities costs, accounting and legal services, stock compensation, information technology, professional fees for directors, travel and other expenses of operating as a public company.

Our general and administrative expenses have increased and will continue to increase as we operate as a public company and due to the potential commercialization of our product candidates. We believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We have also incurred and may continue to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies. In 2014, we anticipate that we will also implement a number of software, systems and other infrastructural changes in relation to our operations as a public company. During the six months ended June 30, 2014, we added 21 corporate and commercial personnel.

Other Income (Loss), Net

Other income (loss), net consists of interest income earned on our cash, cash equivalents and investment securities offset by management fees, capital base, franchise and real estate taxes. We expect interest income to increase in future periods as we invest the proceeds from our equity financings.

Revaluation of Warrants

In conjunction with various financing transactions, we issued warrants to purchase shares of our common stock. As of June 30, 2014, all of the warrants have either been exercised or expired in accordance with their terms. Certain of the warrants that were outstanding during 2013 and 2014 included a provision that provides for a reduction in the warrant exercise price upon subsequent issuances of additional shares of common stock for consideration per share less than the applicable per share warrant exercise price. The warrants containing this provision, including the warrants held by Genextra S.p.A., were deemed to be derivative instruments and as such, were recorded as a liability and marked-to-market at each reporting period. Certain other warrants outstanding during the first quarter of 2013 included a provision that required the shares underlying the warrants to be registered upon the completion of an initial public offering. As a result, these warrants were reclassified as a liability as of the date of our initial public offering and were also marked-to-market at each reporting date since the offering. The fair value estimates of these warrants were determined using a Black-Scholes option-pricing model and were based, in part, on subjective assumptions. Non-cash changes in the fair value of the common stock warrant liability from the prior period is recorded as a component of other income and expense.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and June 30, 2014

The following table summarizes our results of operations for each of the three months ended June 30, 2013 and 2014, together with the changes in those items in dollars:

	Three Months Ended June 30,		Dollar Change
	2013	2014
	(In thousands)
Licensing revenue	$405	$445	$40
Operating expenses:
Research and development	5,133	14,919	9,786
General and administrative	2,891	7,955	5,064
Loss from operations	(7,619)	(22,429)	(14,810)
Warrant revaluation income (expense)	(5,572)	55,795	61,367
Other income (loss), net	(287)	104	391
Net loss	$(13,478)	$33,470	$46,948

Licensing Revenue

Licensing revenue was $405,000 and $445,000 for the three months ended June 30, 2013 and 2014, respectively, resulting from the amortization of the up-front payments from the collaboration agreements entered into with Sumitomo Dainippon.

Research and Development Expenses

Research and development expenses were $5.1 million and $14.9 million for the three months ended June 30, 2013 and 2014, respectively, representing an increase of $9.8 million. This increase in research and development expense primarily reflects:

•

increased direct development expense for activities around our development program for OCA, including manufacturing of drug supply to support clinical trials of OCA and preparation of the NDA and MAA filings for PBC, of approximately $5.4 million;

•	increased product development costs of $1.9 million;
•	an increase in personnel on our development team to manage the increased activities around our development program for OCA, resulting in increased compensation and related benefits expense of approximately $1.5 million;

•	increased non-cash share-based compensation expense of approximately $564,000, primarily related to the re-measurement of previously granted options to consultants; and
•	increased indirect costs of approximately $515,000 primarily due to increased office related expenses of approximately $171,000, increased travel related costs of $174,000 and increased patent costs of $48,000.

General and Administrative Expenses

General and administrative expenses were $2.9 million and $8.0 million in the three months ended June 30, 2013 and 2014, respectively. The $5.1 million increase primarily reflects:

•	an increase in non-cash share-based compensation expense of approximately $1.3 million due to an increase in our headcount;
•	increased pre-commercial activities, including an increase in personnel resulting in increased compensation and related benefits expense, of approximately $1.4 million;
•	an increase in personnel to manage increased activities due to our expanding operations, resulting in increased compensation and related benefits expense of approximately $1.3 million;
•	increased legal expenses of approximately $248,000;
•	increased office-related expenses of approximately $268,000; and
•	increased rent and utilities of approximately $188,000.

Revaluation of Warrants

Our outstanding warrants were deemed to be derivative instruments that require liability classification and mark-to-market accounting. As such, at the end of each reporting period, the fair values of the warrants were determined by using a Black-Scholes option-pricing model, resulting in the recognition of a loss of $5.6 million for the three months ended June 30, 2013. The exercise of the remaining 865,381 warrants resulted in the recognition of a gain of $55.8 million for the three months ended June 30, 2014. As there are no outstanding warrants at the end of June 30, 2014, we will not need to incur further revaluations.

Other Income (Loss), Net

Other income (loss), net was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of the net proceeds from our follow-on public offering in April 2014. This investment income was offset by investment interest amortization, investment management fees and franchise and real estate taxes.

Comparison of the Six Months Ended June 30, 2013 and the Six Months Ended June 30, 2014

The following table summarizes our results of operations for each of the six months ended June 30, 2013 and 2014, together with the changes in those items in dollars:

	Six Months Ended June 30,		Dollar Change
	2013	2014
	(In thousands)
Licensing revenue	$811	$851	$40
Operating expenses:
Research and development	9,966	29,212	19,246
General and administrative	5,287	13,606	8,319
Loss from operations	(14,442)	(41,967)	(27,525)
Warrant revaluation income (expense)	(9,255)	(170,832)	(161,577)
Other income, net	10	240	230
Net loss	$(23,687)	$(212,559)	$(188,872)

Licensing Revenue

Licensing revenue was $811,000 and $851,000 million for the six months ended June 30, 2013 and 2014, respectively, resulting from the amortization of the up-front payments a from the collaboration agreement entered into with Sumitomo Dainippon.

Research and Development Expenses

Research and development expenses were $10.0 million and $29.2 million for the six months ended June 30, 2013 and 2014, respectively, representing an increase of $19.2 million. This increase in research and development expense primarily reflects:

•

increased direct development expense for activities around our development program for OCA, including manufacturing of drug supply to support clinical trials of OCA and preparation of the NDA and MAA filings for PBC, of approximately $9.3 million;

•	increased share-based compensation expense of approximately $5.8 million, primarily due to the re-measurement of previously granted options to consultants;
•	an increase in personnel on our development team to manage the increased activities around our development program for OCA, resulting in increased compensation and related benefits expense of approximately $2.5 million;
•	increased costs associated with IND-enabling studies for INT-767 of approximately $613,000; and
•	increased indirect expenses of approximately $1.0 million, primarily due to increased office related expenses of approximately $500,000 and patent expenses of $300,000.

General and Administrative Expenses

General and administrative expenses were $5.3 million and $13.6 million in the six months ended June 30, 2013 and 2014, respectively. The $8.3 million increase primarily reflects:

•	increased share-based compensation expenses of approximately $1.9 million due to an increase in our headcount;
•	an increase in personnel to manage the increased activities due to our expanding operations, resulting in increased compensation and related benefits expenses of approximately $2.4 million;
•	increased pre-commercialization activities of approximately $2.2 million;
•	increased office-related expenses of approximately $492,000 due to the relocation of our corporate headquarters; and
•	increased legal, accounting, and securities listing expenses of approximately $288,000 to support our public company operations.

Revaluation of Warrants

Our outstanding warrants are deemed to be derivative instruments that require liability classification and mark-to-market accounting. As such, at the end of each reporting period, the fair values of the warrants were determined by us using a Black-Scholes option-pricing model, resulting in the recognition of a loss of $9.3 million and $170.8 million for the six months ended June 30, 2013 and 2014, respectively. These fluctuations in value were primarily due to the increase in the price of the common stock underlying the warrants offset by declines in the estimated life of the warrants and the changes in volatility of the shares of common stock underlying the warrants.

Other Income, Net

Other income, net was primarily attributable to interest income earned on cash, cash equivalents and investments securities, which increased compared to the prior year period as a result of the proceeds from our follow-up public offering in April 2014, partially offset by investment interest amortization, management fees, for capital base, franchise and real estate taxes.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our inception in September 2002 and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants, totaling $435.6 million (net of issuance costs), and the receipt of $17.4 million in up-front payments under our licensing and collaboration agreements with Sumitomo Dainippon and Servier. As of June 30, 2014, we had cash, cash equivalents and investment securities of approximately $299.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

In April 2014, we completed a follow-on public offering of 1,000,000 shares of our common stock, of which 600,000 shares were sold by us and 400,000 shares were sold by certain selling stockholders, at a public offering price of $320.00 per share. After underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $183.5 million. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2013	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$(11,144)	$(31,728)
Investing activities	(45,825)	(124,686)
Financing activities	63,598	188,012
Net increase in cash and cash equivalents	$6,629	$31,598

Operating Activities. Net cash used in operating activities of $11.1 million during the six months ended June 30, 2013 was primarily a result of our $23.7 million net loss and net changes in operating assets and liabilities of $790,000, partially offset by non-cash items consisting of $9.3 million for warrant liability revaluation, $3.5 million for stock-based compensation, $528,000 for amortization of investment premiums, and $52,000 of depreciation. Net cash used in operating activities of $31.7 million during the six months ended June 30, 2014 was primarily a result of our $212.6 million net loss, partially offset by the add-back of non-cash expenses of $11.2 million for share-based compensation and $170.8 million for warrant liability revaluation, the amortization of investment premium of $1.4 million and net changes in operating assets and liabilities of $2.7 million.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2014 was $124.7 million as compared to $45.9 million during the same period in 2013. This increase of approximately $78.9 million is attributed to increased purchases of investments of $101.6 million partially offset by the increased sale of our investments of $23.2 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 2014 was $188.0 million compared to $63.6 for the comparable period in 2013. This increase was primarily the result of funds received from the follow-on public offering in April 2014 as well as the exercise of stock options.

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

Based upon our currently expected level of operating expenditures, we believe that our existing cash, cash equivalents, short-term investments, including the $183.5 million of net proceeds we received from the follow-on public offering in April 2014, and anticipated funding under our Sumitomo Dainippon and Servier collaborations, will enable us to fund our operating expenses and capital expenditure requirements through mid-2016. Although our current plans are still preliminary and subject to change, our current estimate reflects, among other items, the planned initiation of our confirmatory clinical outcomes trial of OCA in PBC and engaging in other planned activities for seeking regulatory approval of OCA in PBC, including several Phase 1 pharmacology clinical trials; the planned initiation of a Phase 2 trial investigating the lipid metabolic effects of OCA in NASH patients; the anticipated initiation of a Phase 2 clinical trial of OCA in PSC; an anticipated increase in pre-commercial and commercial activities for OCA, including activities in preparation of the potential commercial launch of OCA in PBC; the planned initiation of our Phase 3 program in NASH; and pre-clinical studies anticipated to be needed for the submission of an IND for INT-767 and the planned initiation of a Phase 1 clinical trial for INT-767. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the results of, and the data from, the Phase 2b FLINT trial of OCA in NASH patients and our other clinical trials, and the timing for the receipt of such results and data;

•	the willingness of the FDA and EMA to accept our POISE trial, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and marketing approval of OCA for PBC;

•	the progress, costs, results of and timing of our planned confirmatory clinical outcomes trial of OCA for the treatment of PBC;

•	the progress, costs, results of and timing of clinical development of OCA for other indications, including any additional clinical trials that may be needed to continue our development of, and to seek regulatory approval for, OCA in NASH;

•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development, such as INT-767, and whether we pursue their development independently or with a third-party collaborator;

•	the ability of our product candidates to progress through pre-clinical and clinical development successfully and in a timely manner;

•	our need to expand our research and development activities;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities and procuring the materials necessary for the manufacturing of our product candidates;

•	market acceptance of our product candidates;

•	the costs of acquiring licensing or investing in business, products, product candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense, and enforcement of any patents or to the intellectual property rights;

•	our need and ability to hire additional management, scientific and medical, commercial and other qualified personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems, software and infrastructure, including those to assist in our financial and reporting, clinical development and commercialization efforts; and

•	the economic and other terms, timing of and success of our existing licensing arrangement and any collaboration, licensing or other arrangement into which we may enter in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The lawsuits allege that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from January 9, 2014 to January 10, 2014, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to our January 9, 2014 announcement that the FLINT trial had been stopped early based on a pre-defined interim efficacy analysis. Specifically, the lawsuits claim that our January 9, 2014 announcement was misleading because it did not contain information regarding certain lipid abnormalities seen in the FLINT trial in OCA-treated patients compared to placebo. On April 22, 2014, two individuals each moved to consolidate the cases and a lead plaintiff was subsequently appointed by the Court. On June 27, 2014, the lead plaintiff filed an amended complaint on behalf of the putative class as contemplated by the order of the Court. The lead plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees.

Additional complaints may be filed against us and our directors and officers related to our disclosures.

We believe that this lawsuit is without merit. At this time, no assessment can be made as to the likely outcome of this action or whether the outcome will be material to us. Therefore, we have not accrued for any loss contingencies related to this lawsuit.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Forward-Looking Statements” of this Form 10-Q and in “Risk Factors” in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors described below update and supersede the corresponding risk factors contained in our Annual Report on Form 10-K.

Clinical failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we, Sumitomo Dainippon, Servier or our potential future collaborators advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

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

We announced the results from the double-blind phase of our Phase 3 POISE trial in March 2014. We believe that the results of our POISE trial and our long-term safety extension trials in PBC patients, which include patients who currently have been on OCA therapy for more than four years, demonstrate that OCA produces a durable therapeutic response. Based on these results, we currently expect to complete our filling for marketing approval of OCA in PBC in the United States and the European Union during the first half of 2015. We cannot assure you that our POISE trial results will result in our receiving marketing approval for OCA in PBC or that our planned clinical outcomes confirmatory trial of OCA in PBC will demonstrate a correlation of biochemical therapeutic response in patients taking OCA with a significant reduction in adverse clinical events over time.

In January 2014, the NIDDK stopped the double-blind treatment phase of the FLINT trial early following a planned interim analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criteria. The NIDDK recently provided us with a draft manuscript describing the results from the FLINT trial to be submitted for publication. This draft manuscript confirmed that OCA met the primary efficacy endpoint of the FLINT trial. However, the NIDDK has not yet provided us with the dataset from the FLINT trial and the manuscript we received is in draft form, is expected to undergo peer review and is subject to further modification prior to publication. The dataset for the FLINT trial or the final manuscript may include additional details regarding OCA that may not be expected or desirable. The Phase 2 trial in NASH currently being conducted in Japan by our collaborator Sumitomo Dainippon involves different doses of OCA being administered to the trial subjects than those utilized in FLINT. Furthermore, we have not made any determinations regarding the design of any future trial in NASH. As a result, the positive efficacy results seen in FLINT may not be replicated in the Japanese trial or any future trial we may conduct in NASH.

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

The most common side effects observed in clinical trials of OCA in PBC were pruritus, or itching, fatigue, headaches, nausea, constipation and diarrhea. In our Phase 2 PBC clinical trial of OCA in combination with ursodiol, approximately 8% of the patients enrolled in the 10 mg and 25 mg dose groups withdrew from the trial due to severe pruritus. At the 50 mg dose, approximately 25% of the patients withdrew from the trial due to severe pruritus. In our POISE trial, pruritus, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment and was observed in 38% of patients on placebo, 68% of patients in the 10 mg OCA group and 56% of patients in the OCA titration group (5 mgs to 10 mgs). Eight patients discontinued due to pruritus, of whom none were in the placebo group, seven (10%) patients were in the 10 mg OCA group and one (1%) patient was in the OCA titration group (in a patient who had titrated up to 10 mg). Pruritus also has been observed in other clinical trials of OCA.

Based on information in the draft manuscript for the FLINT trial, pruritus occurred more frequently in the OCA treatment group than in the placebo treatment group (23% vs. 6%, p<0.001) and at a higher grade (predominately moderate pruritus), but resulted in only one patient discontinuation in the OCA treatment group. In the FLINT trial, OCA treatment was associated with changes in serum lipid levels, including increases in total cholesterol and LDL cholesterol and a decrease in HDL cholesterol, that were observed within 12 weeks of initiating treatment, peaked and then decreased in magnitude while on treatment, and reversed further during the 24-week post-treatment period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Serum Lipids” in this 10-Q for more information. As previously disclosed, these changes in cholesterol levels, along with achieving the pre-defined efficacy criteria, played a role in the decision of the FLINT data and safety monitoring board to terminate the treatment phase of FLINT, and the NIDDK has noted the need for further study of these changes. We intend to initiate a Phase 2 trial investigating the lipid metabolic effects of OCA in NASH patients in the first half of 2015. There were two patient deaths in the FLINT trial that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and neither death was considered related to OCA treatment.

NIDDK has not yet provided us with the dataset from the FLINT trial and the manuscript we received is in draft form, is expected to undergo peer review and is subject to further modification prior to publication. The dataset for the FLINT trial or the final manuscript may include additional details regarding OCA that may not be expected or desirable. We anticipate that the full safety information relating to OCA from the FLINT trial in NASH will be provided to us together with the final results.

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

Any of these events could prevent us, Sumitomo Dainippon, Servier or our potential future collaborators from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

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

Some of the pharmaceutical and biotechnology companies we expect to compete with include Astellas Pharma US, Inc., AstraZeneca, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., Dr. Falk Pharma GmbH, Eli Lilly, Exelixis, Inc., Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit SA, Gilead Sciences, Inc., GlaxoSmithKline, Immuron Ltd., Kadmon Corporation LLC, La Jolla Pharmaceutical Company, Lumena Pharmaceuticals, Inc. (now part of Shire PLC), Mochida Pharmaceutical Co., Ltd., NasVax Ltd., NovImmune SA., Novo Nordisk A/S, Phenex Pharmaceuticals AG, Raptor Pharmaceutical Corp., Salix Pharmaceuticals, Inc., Takeda Pharmaceutical Co Ltd, Tioga Pharmaceuticals, Inc. and Tobira Therapeutics. In addition, many universities and private and public research institutes may become active in our target disease areas. Our announcement that the FLINT trial in NASH was stopped early following a planned interim efficacy analysis showing that OCA had met the primary efficacy endpoint of the trial based on a pre-defined interim efficacy criterion has brought more attention to our targeted indications. As a result, we believe that additional companies and organizations may seek to compete with us in the future. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than OCA or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

Off-label uses of other potential treatments may limit the commercial potential of our product candidates, especially given the anticipated pricing for our product candidates. For example, off-label use of fibrate drugs has been reported in PBC, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. In NASH, a number of treatments, including vitamin E (an antioxidant), insulin sensitizers (such as metformin), antihyperlipidemic agents (such as gemfibrozil), pentoxifylline and ursodiol, are used off-label. Although none of these treatments have been clearly shown in clinical trials to alter the course of the disease, in a previous study conducted by the NASH Clinical Research Network, similar improvements to those observed with OCA in the FLINT trial in certain histological measures of NASH were reported with vitamin E and pioglitazone. Various other treatments, both approved and unapproved, have been used in the other indications we are targeting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the six months ended June 30, 2014 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1 and June 30, 2014, we did not issue or sell any shares on an unregistered basis except as set forth below.

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

We received aggregate net proceeds from the offering of approximately $78.7 million, after deducting approximately $6.1 million of underwriting discounts and commissions, and approximately $1.5 million of estimated offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to our directors or officers or their associates or to persons owning ten percent or more of our common stock or to any of our affiliates.

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

As of June 30, 2014, we used the net proceeds from the initial public offering for the following purposes and amounts:

•	research and development costs of $15.5 million, including preclinical, regulatory and clinical operations expenses;
•	general and administrative costs of $5.3 million, which include personnel and benefit costs as well as costs of operations; and
•	pre-commercialization activities of $2.2 million.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: August 11, 2014	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Barbara Duncan
Barbara Duncan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2014).

10.1	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014).#

10.2	Employment Agreement by and between the Registrant and Rachel McMinn, effective as of April 30, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014).#

10.3	Form of Restricted Stock Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014).#

10.4	Form of Restricted Stock Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014).#

10.5	Lease Agreement between The Irvine Company LLC and the Registrant, dated May 1, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at December 31, 2013 and June 30, 2014 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2014 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month and six month periods ended June 30, 2013 and 2014 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2013 and 2014 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).+

#	Management or director compensation plan or policy.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

