Form 10-K
period 2014-12-31
INTERCEPT PHARMACEUTICALS INC
filed 2015-03-02
CIK 1270073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2014 was approximately $2,970,850,843. As of February 15, 2015, there were 22,635,857 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2015 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain and maintain regulatory approval of obeticholic acid, or OCA, and any other product candidates we may develop, particularly the possibility that regulatory authorities may require clinical outcomes data (and not just results based on achievement of a surrogate endpoint) as a condition to any marketing approval for OCA, and any related restrictions, limitations and/or warnings in the label of any approved product candidates;
•	our plans to research, develop and commercialize our product candidates;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to successfully commercialize our product candidates;
•	the size and growth of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products;
•	the success of competing drugs that are or become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, future revenues and capital requirements and the accuracy thereof;
•	our use of the proceeds from our initial public offering in October 2012 and our follow-on public offerings in June 2013, April 2014 and February 2015; and
•	our ability to attract and retain key scientific or management personnel.

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

Non-GAAP Financial Measures

This Annual Report on Form 10-K presents projected adjusted operating expense, which is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in addition to, but not as a substitute for, operating expense that we prepare and announce in accordance with GAAP. We exclude certain items from adjusted operating expense, such as stock-based compensation and other non-cash items, that management does not believe affect our basic operations and that do not meet the GAAP definition of unusual or non-recurring items. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. A reconciliation of projected non-GAAP adjusted operating expense to operating expense calculated in accordance with GAAP is not available on a forward-looking basis without unreasonable effort due to an inability to make accurate projections and estimates related to certain information needed to calculate, for example, future stock-based compensation expense. Management also uses adjusted operating expense to establish budgets and operational goals and to manage our company’s business. Other companies may define this measure in different ways. We believe this presentation provides investors and management with supplemental information relating to operating performance and trends that facilitate comparisons between periods and with respect to projected information.

iii

Part I

All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Intercept,” the “Company,” “we,” “us,” and “our” refer to Intercept Pharmaceuticals, Inc. and its consolidated subsidiaries.

Item 1. Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our product candidates have the potential to treat orphan and more prevalent liver diseases for which there currently are limited therapeutic solutions.

Our lead product candidate, obeticholic acid, or OCA, is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid, that selectively binds to and activates the farnesoid X receptor, or FXR, which we believe has broad liver-protective properties. OCA has been tested in five placebo-controlled clinical trials, including a recently completed Phase 3 clinical trial in patients with primary biliary cirrhosis, or PBC, and two Phase 2 clinical trials in patients with nonalcoholic fatty liver disease, or NAFLD, and nonalcoholic steatohepatitis, or NASH. OCA met the primary efficacy endpoint in each of these trials with statistical significance.

In January 2015, OCA received breakthrough therapy designation from the U.S. Food and Drug Administration, or FDA, for the treatment of NASH patients with liver fibrosis. OCA has also been granted fast track designation by the FDA for the treatment of patients with PBC who have an inadequate response to or are intolerant of ursodiol. OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and primary sclerosing cholangitis, or PSC.

Our most advanced development program for OCA is for PBC as a second line treatment for patients who have an inadequate response to or who are unable to tolerate standard of care therapy and therefore need additional treatment. PBC is a chronic autoimmune liver disease that, if inadequately treated, may eventually lead to cirrhosis, liver failure and death. In March 2014, we completed a Phase 3 clinical trial, known as the POISE trial, in which OCA achieved the primary endpoint for the treatment of PBC. We intend to use these results, along with two previously completed randomized Phase 2 clinical trials of OCA in PBC, as the basis for seeking the first regulatory approvals to market OCA in the United States and Europe. We initiated a rolling New Drug Application, or NDA, submission with the FDA for OCA in PBC in December 2014 under the FDA’s accelerated approval pathway. We also plan to submit an application for marketing approval for OCA in PBC in Europe. We plan to complete our filings for marketing approval of OCA in PBC in the United States and Europe during the first half of 2015. If we receive marketing approval from regulatory authorities based on these applications, we plan to initiate the commercial launch of OCA in PBC in the United States and certain European countries in 2016.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We are planning to finalize the design of our Phase 3 clinical program in NASH in the second quarter of 2015, subject to the completion of our regulatory discussions with the FDA and the European Medicines Agency, or EMA, and then initiate the clinical program. We also intend to initiate a clinical trial in 2015 characterizing the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. Our collaborator, Sumitomo Dainippon Pharma Co. Ltd., or Sumitomo Dainippon, has completed enrollment in a 200-patient Phase 2 NASH clinical trial of OCA in Japan with a primary efficacy endpoint similar to that used in our Phase 2b FLINT trial, which is anticipated to be completed by the end of 2015.

In addition to PBC and NASH, we plan to continue our research on OCA in other patient populations suffering from liver and non-liver related diseases, as we believe that FXR has broad therapeutic potential. In December 2014, we initiated an international Phase 2 clinical trial in patients with PSC to evaluate the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. We are currently evaluating our future development strategy for OCA in other indications and for our pre-clinical candidates. As part of our development program, we plan to complete investigational new drug enabling studies for our next potential development compound, INT-767, and initiate a Phase 1 trial around year-end 2015. The following chart shows the current stage of development of OCA in different patient populations and the preclinical programs for our other product candidates.

Intercept Pipeline Focused on Neglected Liver Diseases

Our current patents for OCA are scheduled to expire at various times through 2028. We believe that coverage could be extended into 2033 based on our additional pending composition-of-matter and process patent applications. Our current plan is to commercialize OCA ourselves in the United States and Europe for the treatment of PBC, NASH and other indications primarily by targeting physicians who specialize in the treatment of liver and intestinal diseases, including both hepatologists and gastroenterologists. We own worldwide rights to OCA outside of Japan, China and Korea, where we have exclusively licensed OCA to Sumitomo Dainippon along with an option to exclusively license OCA in certain other Asian countries.

By virtue of our patent portfolio and the proprietary know-how of our employees and our collaborators at the University of Perugia, we believe that we hold a leading position in the fields of bile acid chemistry and therapeutics. Through collaboration with Professor Roberto Pellicciari, Ph.D., one of our co-founders, and TES Pharma Srl, we are continuing to our research to rationally design compounds that bind selectively and potently to FXR and other bile acid receptors. Starting with OCA and its underlying patents, which were assigned to us under our agreements with Professor Pellicciari, other researchers and the University of Perugia, our collaboration has resulted in a pipeline of bile acid analogs in addition to OCA, which target both FXR and a second dedicated bile acid receptor called TGR5, a target of interest for the treatment of type 2 diabetes and other gastrointestinal diseases.

Our Strategy

Our strategy is to develop and commercialize novel therapeutics for patients with chronic liver and other diseases, beginning with OCA for the treatment of PBC, NASH and other follow-on indications that we believe are underserved by existing marketed therapies. The key elements of our strategy are to:

•	obtain marketing approval of OCA for the treatment of PBC in the United States, the European Union and other countries;

•	commercialize OCA in the United States, Europe and other countries, initially for the treatment of PBC;
•	continue to develop OCA for the treatment of NASH and seek regulatory approval of OCA in this indication;
•	continue to develop OCA in other orphan and more prevalent liver and other diseases; and
•	advance the development of earlier-stage product candidates in our pipeline.

In order to achieve our strategic objectives, we have, and will remain, focused on hiring and retaining a highly skilled management team and employee base with extensive experience and specific skill sets relating to the selection, development and commercialization of therapies for diseases with high unmet medical need. We anticipate that we will continue to increase our product development, scientific, commercial and administrative personnel significantly in the United States and abroad as part of our growth strategy.

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

Primary Biliary Cirrhosis (PBC)

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

PBC is a rare liver disease that primarily results from autoimmune destruction of the bile ducts that transport bile acids out of the liver, resulting in cholestasis. As the disease progresses, persistent toxic build-up of bile acids causes progressive liver damage marked by chronic inflammation and fibrosis. In response to the bile acid mediated toxicity seen in PBC, liver cells release alkaline phosphatase, or ALP, a liver enzyme that is a key biomarker of the disease pathology. Elevated blood levels of ALP are used as the primary means of diagnosis of PBC and are closely monitored in patients as the most important indicator of treatment response and prognosis.

While PBC is rare, it is the most common cholestatic liver disease. An estimated 90% of patients are women, with approximately one in 1,000 women over the age of 40 afflicted by the disease. The mean age of diagnosis is about 40 years and the typical initial presentation occurs between the ages of 30 and 65 years. In the United States, the disease is currently the second leading indication for liver transplant among women. A majority of PBC patients are asymptomatic at the time of initial diagnosis, but most develop symptoms over time. Fatigue and pruritus, or itching, are the most common symptoms in PBC patients. Less common symptoms include dry eyes and mouth, as well as jaundice, which can be seen in more advanced disease. Based on the guidelines of the American Association for the Study of Liver Disease, or AASLD, and the European Association for the Study of the Liver, or EASL, the clinical diagnosis of PBC is established based on the presence of (i) a positive anti-mitochondrial antibody, or AMA, a marker of this autoimmune disease seen in up to 95% of PBC patients, and (ii) elevated serum levels of ALP. In the earlier stages of PBC, ALP is often the only abnormally elevated liver enzyme, rising to between two to ten times higher than normal values. Bilirubin is a marker of liver function and is also monitored in PBC to provide an indication of how well the liver is functioning. Liver biopsy can be used to confirm the diagnosis of PBC, but is not required and is becoming less-frequently performed.

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

The outlook and treatment options for end-stage PBC patients who fail to respond to ursodiol are limited. Although other drugs such as colchicine, budesonide, methotrexate and others have been tested as treatments in PBC, none has been shown to be both effective and safe in altering the course of the disease. While a liver transplant may be curative, many patients fail to receive a donor organ in time, and for those who do receive an organ, there are very significant clinical risks such as infection and organ rejection, as well as significant costs. In addition, the disease recurrence rate is as high as 18% at five years and up to 30% at ten years after liver transplant.

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

According to industry data, there are approximately 300,000 people with PBC in developed countries, of whom we believe approximately 60,000 have been diagnosed and are being treated with ursodiol. Based on this estimate, we believe there are up to 30,000 diagnosed PBC patients who may currently be eligible for treatment with OCA, representing a significant unmet medical need for a second line therapy. With increasing identification of PBC through routine liver function testing in primary care, we believe that there may be significantly more patients who will potentially be eligible for, and be interested in, receiving a new therapy if it becomes available on the market. While ursodiol is the standard of care for the treatment of PBC, given the limitations of its efficacy and the compliance challenges with the dosing regimen discussed above, we believe that there is a significant unmet need for a novel second line therapy in PBC.

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

We have completed three double-blind, placebo-controlled trials of OCA in PBC patients, all of which met their primary and secondary endpoints. We believe that the results of our POISE trial of OCA in PBC and our long-term safety extension trials in PBC patients, which include a small group of patients who have been on OCA therapy for more than four years, demonstrate that OCA produces a durable therapeutic response.

We have also completed two randomized, placebo-controlled Phase 2 trials of OCA in PBC patients, one with OCA in combination with ursodiol and one with OCA as monotherapy, and our POISE trial. We intend to use the POISE trial results, along with two previously completed randomized Phase 2 clinical trials of OCA in PBC, as the basis for seeking the first regulatory approvals to market OCA in the United States and Europe.

OCA was granted Fast Track designation by FDA in May 2014 for the treatment of patients with PBC who have an inadequate response to or are intolerant of ursodiol. The Fast Track process allows a company to submit individual sections of its NDA for review by FDA on a rolling basis as they are completed. We initiated a rolling NDA submission with the FDA for OCA in PBC in December 2014 under the FDA’s accelerated approval pathway. We also plan to submit an application for marketing approval for OCA in PBC in Europe. We plan to complete our filings for marketing approval of OCA in PBC in the United States and Europe during the first half of 2015. If we receive marketing approval from regulatory authorities, we plan to initiate the commercial launch of OCA in PBC in the United States and certain European countries in 2016.

We own worldwide rights to OCA outside of Japan, China and Korea, where we have exclusively licensed OCA to Sumitomo Dainippon along with an option to exclusively license OCA in certain other Asian countries.

OCA Benefits in PBC

We believe that OCA has the potential to provide the following benefits in the treatment of PBC:

•	Efficacy. In addition to achieving the primary endpoint in our Phase 2 and Phase 3 trials, 80% of OCA-treated patients across each of our Phase 2 and Phase 3 trials experienced a reduction in ALP levels of at least 10%, which we consider to be a clinically meaningful improvement, as compared to 13% of placebo treated patients.
•	Pharmacological Activity. Unlike ursodiol, which has no FXR-agonist activity, OCA is approximately 100-times more potent than CDCA in activating the FXR receptor. In numerous animal models, sustained FXR activation with OCA treatment has resulted in the prevention, and even reversal, of liver fibrosis. In our clinical trials, patients taking OCA also have experienced significant reductions in common indicators of autoimmune activity such as gamma-glutamyl transferase, or GGT, immunoglobulin M, or IgM, and C-reactive protein, or CRP. We believe that these observations demonstrate potential disease-modifying therapeutic activity directly addressing the underlying autoimmune pathology.

•	Ease of Use. We anticipate seeking approval of OCA for the treatment of PBC with the administration of a single tablet each day. With proposed tablets containing 5 mg or 10 mg of OCA, any of these doses is a small fraction of the amount of ursodiol that a PBC patient is typically prescribed.

Phase 3 PBC Program for OCA

Completed Phase 3 Trial: OCA as Combination Therapy in PBC Patients (POISE)

In March 2014, we announced that the primary endpoint was achieved in our international POISE trial studying the safety and efficacy of once-daily treatment with OCA in PBC patients with an inadequate therapeutic response to, or who are unable to tolerate, ursodiol. In the trial, 217 patients were randomized to one of three groups: placebo, 10 mg OCA or 5 mg OCA for six months titrated to 10 mg OCA based on clinical response.

The POISE data showed that OCA, at both a 10 mg dose and a 5 mg dose titrated to 10 mg, met the trial’s primary endpoint of achieving a reduction in serum ALP, to below a threshold of 1.67 times upper limit normal, with a minimum of 15% reduction in ALP level from baseline, and a normal bilirubin level after 12 months of therapy. Patients with ALP and bilirubin levels below the thresholds set forth in the POISE trial primary endpoint have been shown in long-term clinical studies to have a significantly lower risk of progressing to liver transplant and death. The proportion of patients meeting the POISE trial primary endpoint was 10% in the placebo group, 47% in the 10 mg OCA group and 46% in the OCA titration group (both dose groups p < 0.0001 as compared to placebo) in an intention-to-treat analysis. The placebo group experienced a mean decrease in ALP from baseline of 5%, compared to a significant mean decrease of 39% in the 10 mg OCA dose group and 33% in the OCA titration group (both dose groups p < 0.0001 as compared to placebo). OCA treated patients achieved highly statistically significant reductions in ALP beginning as early as two weeks after initiation of treatment, with a peak effect achieved by six months.

POISE Trial: Primary Endpoint

In addition, both OCA dose groups met pre-specified secondary endpoints of improving other clinically relevant liver enzymes. Reductions in GGT of 64% in the 10 mg OCA dose group and 50% in the OCA titration group, alanine transaminase, or ALT, of 42% in the 10 mg OCA dose group and 36% in the OCA titration group, and aspartate transaminase, or AST, of 24% in the 10 mg OCA dose group and 22% in the OCA titration group, were observed, respectively (both OCA dose groups p < 0.0005 as compared to placebo). PBC patients typically have dyslipidemia with unique features, characterized by significantly elevated levels of high-density lipoprotein cholesterol, or HDL-C, and modestly or significantly elevated levels of low-density lipoprotein cholesterol, or LDL-C. OCA treatment led to a rapid and sustained dose-dependent decrease in HDL-C levels, similar to those seen in the prior PBC clinical trials, with most patients experiencing HDL-C within normal levels. No meaningful sustained changes in LDL-C were observed in this setting.

Pruritus, or itching, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment and was observed in 38% of patients on placebo, 68% of patients in the 10 mg OCA group and 56% of patients in the OCA titration group. Eight patients discontinued due to pruritus, of whom none were in the placebo group, seven (10%) patients were in the 10 mg OCA group and one (1%) patient was in the OCA titration group (in a patient who had titrated up to 10 mg). Pruritus has also been observed in other clinical trials of OCA. As shown in the graph below, patient-reported pruritus severity, as measured by the visual analog score, or VAS, was not different between OCA and placebo groups at the end of the study.

POISE Trial: Pruritus Scores

Placebo (n=73)
Titration OCA (n=70)
10 mg OCA (n=73)
Mean† Δ in Pruritis VAS Score from Baseline
30
20
10
0
-10
*
*
*
0
6
12
Time (months)

*p<0.05 vs placebo

VAS scores range from 0 (no pruritis) to 100 (severe pruritis)

† As calculated by Least Square Means

Apart from pruritus, the incidence of adverse events was generally similar across both OCA and placebo groups (placebo: 90%, OCA 10 mg: 86%, OCA titration: 89%). Overall, serious adverse events, or SAEs, occurred in 22 (10%) of the patients and, although there were more SAEs in the OCA treatment groups, none were considered drug-related and there were no apparent patterns in the SAEs.

Ongoing Open-Label Long-Term Safety Extension of the POISE Trial

Following the completion of the double-blind portion of the POISE trial described above, patients were given the option to enroll in an open-label long-term safety and efficacy extension trial, or the POISE LTSE. The POISE LTSE is currently ongoing. Patients continue to receive open-label OCA in this phase, and have been increased from a starting dose of 5 mg to as high as 25 mg, as clinically indicated. Of the 198 patients who completed the double-blind phase of the POISE trial, more than 95% continued in the LTSE phase of the trial.

Regulatory Pathway

OCA was granted Fast Track designation by FDA in May 2014 for the treatment of patients with PBC who have an inadequate response to or are intolerant of ursodiol. The Fast Track process allows a company to submit individual sections of its NDA for review by FDA on a rolling basis as they are completed. We initiated a rolling NDA submission with the FDA for OCA in PBC in December 2014 under the FDA’s accelerated approval pathway. We also plan to submit an application for marketing approval for OCA in PBC in Europe. We plan to complete our filings for marketing approval of OCA in PBC in the United States and Europe within the first half of 2015. As part of our strategy for filing the NDA under the accelerated approval pathway, we initiated a clinical outcomes confirmatory trial for OCA in PBC in December 2014, following discussions with both the FDA and EMA. We do not expect completion of this trial to be a condition to the receipt of marketing approval and, as a result, plan to complete the trial following our receipt of marketing approval. If we receive marketing approval from regulatory authorities based on these applications, we plan to initiate the commercial launch of OCA in PBC in the United States and certain European countries in 2016.

A number of published clinical studies have demonstrated that lower levels of ALP, both independently or in conjunction with normal bilirubin levels, correlate with a significant reduction in adverse clinical outcomes such as liver transplant and death. We believe that one of the key factors in the FDA’s potential acceptance of our POISE trial primary endpoint as a basis for accelerated approval will be the result of

PBC clinical outcomes data of more than 6,000 PBC patients from 15 academic centers in eight countries that have been compiled by the Global PBC Study Group, which we sponsored, as well as a dataset of over 6,000 PBC patients across the United Kingdom compiled by the UK PBC Group. These represent the largest prospective PBC clinical datasets assembled to analyze the correlation of biochemical therapeutic response with clinical outcomes in PBC patients.

In the largest meta-analysis of individual PBC patient data conducted to date, published in the December 2014 issue of Gastroenterology, the Global PBC Study Group researchers confirmed that levels of ALP and bilirubin correlated with clinical outcomes of patients with PBC. Of the 4,845 patients included in the analysis, 1,118 reached a clinical outcome defined as liver transplantation or death. The researchers reported an association between ALP values and liver transplant-free survival, with higher ALP values associated with worse prognosis. At one year after study enrollment, an ALP level of two times upper limit of normal, or ULN, best predicted patient outcome but not significantly better than other lower ALP thresholds such as 1.67 times ULN. As shown in the graph below, among patients with ALP levels less than or equal to two times ULN, 84% survived for at least a ten year follow-up period compared with 62% of those with levels exceeding two times ULN (p < 0.0001). Elevated bilirubin levels were strongly correlated with worse prognosis and only 41% of such patients had not had a liver transplant or died over the subsequent 10 years compared with 86% of patients with normal bilirubin levels (p < 0.0001). We believe that these results, along with the published results of the UK PBC Group, show that the achievement of an ALP level of less than 1.67 times ULN, together with a normal bilirubin level, correlates with a highly statistically significant reduction of risk and adverse clinical outcomes such as liver transplant and death in PBC patients.

Ongoing Confirmatory Clinical Outcomes Trial

As part of our strategy for filing the NDA for OCA under the accelerated approval pathway, in December 2014 we initiated a confirmatory clinical outcomes trial in PBC, as required under FDA guidelines for accelerated approval, with detailed input on the trial design from both FDA and EMA. The goal of the trial is to confirm that reduction of ALP with OCA treatment is associated with a longer term benefit on liver-related clinical outcomes. This trial is expected to be completed on a post-marketing basis.

We designed our confirmatory clinical outcomes trial to assess the effect of a once-daily dose of 5 mg or 10 mg of OCA in approximately 350 PBC patients with an inadequate therapeutic response to ursodiol or who are unable to tolerate ursodiol. In this trial, eligible patients with PBC continue their ursodiol treatment, except for those patients unable to tolerate ursodiol, and are being randomized into one of two arms of approximately 175 patients each. Patients receive, in addition to ursodiol, either placebo or 5 mg of OCA increasing over the course of the trial to 10 mg of OCA based on tolerability. The primary endpoint of the trial is based on clinical outcomes as measured by time to first occurrence of any of the following adjudicated events: death (all-cause), liver transplant, Model of End stage Liver Disease, or MELD, score greater than 15, hospitalization due to variceal bleeding, encephalopathy or spontaneous bacterial peritonitis, uncontrolled ascites or hepatocellular carcinoma.

Nonalcoholic Steatohepatitis (NASH)

NASH is a common and serious chronic liver disease that develops in approximately one-third of NAFLD patients who have excessive fat accumulation in the liver, referred to as steatosis. In NASH patients, for reasons that are as yet not completely understood, steatosis and other factors such as insulin resistance induce chronic inflammation in the liver and may lead to progressive fibrosis and cirrhosis, followed by eventual liver failure and death. NASH is believed to be one of the most common chronic liver diseases worldwide, with an estimated prevalence of more than 10% of the general adult population in the United States, with similar prevalence estimated in Europe, Japan and other developed countries. Additionally, NASH has become a highly prevalent liver disease in developing countries such as India and China. According to recent epidemiological studies, it is estimated that more than 10% of the U.S. adult population has NASH, with more than 60% of patients (potentially more than 14 million in total) believed to have liver fibrosis or cirrhosis due to progression of the disease. Although the prevalence of NASH is lower in children, it has also become a serious disease burden in the pediatric population. There are currently no drugs approved for the treatment of NASH.

NASH is caused by excessive fat accumulation in the liver, or steatosis, that induces inflammation and may lead to progressive fibrosis and cirrhosis, followed by eventual liver failure and death. Additionally, NASH is now considered to be the leading, and a rapidly increasing, cause of hepatocellular carcinoma, or primary liver cancer, of which up to 40% of cases in NASH patients develop prior to developing cirrhosis. Other common co-existing conditions such as obesity and type 2 diabetes, which afflict up to half of all NASH patients, are important risk factors in NASH.

While NASH is commonly associated with obesity, it can also occur in non-obese patients and has been linked in both developed and developing countries to the adoption of a Western diet, with increased consumption of processed foods containing polyunsaturated fatty acids and fructose. Cardiovascular disease, cancer and liver failure are the most common causes of death in NASH patients. More than 20% of NASH patients progress to cirrhosis within a decade of diagnosis and, with the rapidly increasing prevalence of the disease, NASH has become the second most common reason for liver transplant in the United States and is projected to become the leading indication for transplant in the next few years, overtaking both chronic hepatitis C infection and alcoholic liver disease. NASH patients have a ten-fold greater risk of liver-related mortality as compared to the general population and a six-fold greater risk of liver-related mortality as compared to patients with less severe NAFLD. The presence of type 2 diabetes in the broader NAFLD population is associated with a much greater mortality risk, with a 23-fold higher rate of liver-related mortality as compared to non-diabetic NAFLD patients.

Currently, a definitive diagnosis of NASH is based on a histologic assessment of a liver biopsy for several key features associated with NASH, including, but not limited to, steatosis, lobular inflammation and hepatocyte ballooning. However, non-invasive methods of diagnosis are being explored, including transient elastography (an ultrasound technology approved in Europe and more recently in the United States for the measurement of liver fibrosis), magnetic resonance imaging and serum biomarkers. We believe that further validation and approval of non-invasive diagnostic and disease staging methods, as well as the anticipated future regulatory approval of novel NASH therapies, will lead to a significant increase in diagnosis and treatment of patients with NASH.

Currently Available Treatment Options for NASH

There are currently no drugs approved for the treatment of NAFLD or NASH. However, various therapeutics are used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care, but have not conclusively been shown to prevent disease progression.

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

Our Solution: OCA for NASH

OCA’s Potential Benefits in NASH

FXR activation has been shown to play a key role in the regulation of the metabolic pathways relevant to NASH, highlighting FXR as a potential drug target for treatment of the disease. Given the significant unmet medical need of patients with NASH, we believe that the potent ability of OCA to activate FXR could result in a major clinical benefit through potential amelioration or reversal of liver fibrosis, inflammation, steatosis, and insulin resistance. We believe that OCA has the potential to provide the following benefits in the treatment of NASH:

•	Efficacy. In addition to achieving the primary endpoint in the Phase 2b FLINT trial in NASH patients, in an earlier 6-week Phase 2 trial in diabetic NAFLD patients, OCA also demonstrated an approximately 24.5% mean increase from baseline in insulin sensitivity, compared to a 5.5% mean decrease in insulin sensitivity in the placebo group, and statistically significant weight loss from baseline.
•	Pharmacological Activity. In animal models, sustained FXR activation with OCA treatment has resulted in the reversal of liver fibrosis, the reversal of portal hypertension, the prevention of atherosclerosis, and improvements in triglycerides, inflammation, steatosis and insulin sensitivity. Mice that lack functional FXR (so-called knockout mice) spontaneously develop NASH accompanied by hypertriglyceridemia and insulin resistance, and go on to develop hepatocellular carcinoma, or primary liver cancer. We believe that the combined mechanisms of FXR activation, coupled with the occurrence of NASH in animals lacking FXR, support the potential disease-modifying therapeutic potential of OCA in directly addressing the underlying disease pathology in NASH.
•	Ease of Use. We anticipate seeking approval of OCA for the treatment of NASH at a single daily dose.

Phase 2 NASH Program for OCA

Phase 2 Trial: OCA as Therapy in Type 2 Diabetic Patients with NAFLD

We previously completed a double-blind, placebo-controlled Phase 2 clinical trial of OCA in 64 type 2 diabetic patients with NAFLD. We believe that a majority of the patients in this trial were likely to have had NASH and, not simple steatosis, given the disease’s association with obesity and diabetes and based upon an evaluation of serum fibrosis biomarkers from trial participants. In this trial, OCA therapy significantly improved insulin sensitivity both in the liver and peripheral tissues, thereby meeting the primary endpoint in the trial with a mean improvement in liver insulin sensitization from baseline of approximately 24.5% in the combined OCA dose groups, as compared to a worsening of approximately 5.5% in the placebo group (p = 0.011). Insulin resistance, particularly in the liver, is considered to be an important contributor to NASH disease pathology. In this trial, significant improvements in weight loss were also noted in patients receiving OCA therapy, along with improvements in liver enzymes such as GGT and AST.

OCA was generally well-tolerated by the trial patients, with side effects in the treatment groups not meaningfully different than those reported on placebo (apart from mild constipation in the 50 mg group). Consistent with anticipated FXR-related lipid metabolic effects starting with the clearance of excess lipid load from the liver, there were changes in mean serum lipid profiles observed in the OCA treatment groups compared with the placebo group that included decreased concentrations of triglycerides, increased concentrations of LDL-C and slightly decreased concentrations of HDL-C from baseline. In our publication of the results, we observed that once-daily treatment for six weeks at the 25 mg OCA dose, which we subsequently selected to advance in our NASH development program, led to an approximately 12% decrease in mean triglycerides to 170 mg/dL from a baseline mean level of 193 mg/dL, an approximately 22% increase in mean LDL cholesterol to 120 mg/dL from a baseline mean level of 98 mg/dL, and an approximately 5% decrease in mean HDL cholesterol to 35 mg/dL from a baseline mean level of 37 mg/dL.

Phase 2b FLINT Trial for NASH

OCA achieved the primary endpoint in the Phase 2b trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the NIDDK, a part of the National Institutes of Health. A significantly greater number of OCA-treated patients also achieved an improvement of at least one fibrosis stage (35% vs 19%, p = 0.004), with OCA showing greater response rates as compared to placebo across all stages of fibrosis. After FLINT was completed in late July 2014, we disclosed top-line results from FLINT in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and the results were subsequently published online in the Lancet in November 2014. The summary of the FLINT trial results described below are based on information and data provided to us by the NIDDK. This trial was a double-blind, placebo-controlled trial of a once-daily dose of 25 mg of OCA or placebo given for 72 weeks in 283 patients with biopsy-proven NASH.

Primary Endpoint

The percentage of patients meeting the FLINT primary histological endpoint, defined as a decrease in the NAFLD Activity Score, or NAS, of at least two points with no increase in the fibrosis score following 72 weeks of treatment, was 45% in the OCA treatment group and 21% in the placebo group (p = 0.0002, n = 219). The mean pre-treatment baseline NAS for patients in the OCA treatment group was 5.3 of a total possible score of eight (comprised of hepatocellular ballooning 0 – 2, lobular inflammation 0 – 3 and steatosis 0 – 3). Subgroup analyses showed significant response rates in the OCA treatment group in patients with risk factors for disease progression, including baseline fibrosis stage, co-morbid type 2 diabetes mellitus, ALT, insulin resistance and severe obesity (each factor p < 0.05 for OCA compared to placebo based on 95% confidence interval of published odds ratios). The graph below shows the results of the primary endpoint in the FLINT trial and the improvements in NAS for various subgroups published in the Lancet.

Primary Endpoint: Improvement in NAS by ≥ Two Points with no Worsening of Fibrosis

*	p < 0.05, *** p < 0.001. P-values calculated with the Cochran-Mantel-Haenszel test, stratified by clinic and diabetes status.

Secondary Efficacy Endpoint: Fibrosis Improvement

A significantly greater number of OCA-treated patients also achieved an improvement of at least one fibrosis stage (35% versus 19%, p = 0.004). Based on our retrospective analyses of the FLINT data, more OCA-treated patients exhibited fibrosis improvement of at least two fibrosis stages (15% versus 6%, not significant) and exhibited fibrosis improvements regardless of baseline fibrosis stage and a significantly greater number of OCA-treated patients also achieved complete resolution of fibrosis (17% versus 5%, p = 0.0018). Also, our retrospective analysis of the FLINT data showed that fewer OCA-treated patients progressed to bridging fibrosis (15% versus 18%, not significant) or to cirrhosis (2% versus 5%, not significant). The NASH clinical research network fibrosis staging system was used to categorize the pattern of fibrosis and architectural remodeling of the liver: no fibrosis (F0), perisinusoidal or periportal fibrosis (F1), perisinusoidal and periportal fibrosis (F2), bridging fibrosis (F3) and cirrhosis (F4). Fibrosis sub-stages 1a, 1b and 1c were considered F1 for the analysis.

Secondary Efficacy Endpoint: NASH Resolution

The secondary endpoint of NASH resolution, based on a global histological assessment, also showed improvement, although not statistically significant (22% versus 13%, p = 0.0832, not significant). A central reading of all baseline and end-of-trial biopsies was performed at the end of the trial, based on which only 80% of patients were confirmed to have definite NASH, while the remaining 20% were diagnosed as borderline NASH (10%) or not-NASH (10%). A retrospective subgroup analysis on the completer population comprised only of definite NASH patients at baseline showed that a significantly greater number of OCA-treated patients achieved NASH resolution compared with placebo-treated patients (19% versus 8%; p = 0.0278).

The graph below shows these results from the FLINT trial for fibrosis improvement, fibrosis resolution, fibrosis progression and NASH resolution.

FLINT Trial: Improvement in Histological Endpoints

Improvement in Fibrosis
Fibrosis Progression
NASH Resolution
40%
35%
30%
25%
20%
15%
10%
5%
0%
OCA
Placebo
**
35%
19%
NS
15%
6%
**
17%
5%
NS
15%
18%
NS
2%
5%
NS
22%
13%
*
19%
8%
n=102 n=98
n=61 n=62
n=92 n=83
n=67 n=68
n=101 n=97
n=102 n=98
n=102 n=98
≥1 stage Improvement
≥2 stage Improvement
Fibrosis Resolution
Progressed to Bridging
Progressed to Cirrhosis
All Completers
All Completers with Definite or Borderline NASH at Baseline
Intercept Retrospective Analysis*
Intercept Retrospective Subgroup Analysis*

*	p < 0.05, **p < 0.01. P-values calculated with the Cochran-Mantel-Haenszel test, stratified by clinic and diabetes status. NS indicates that the results are not significant.
#	Retrospective analyses after the unblinding of results can potentially introduce bias and regulatory authorities typically give greatest weight to results from pre-specified analyses as compared to retrospective analyses.

Additional Secondary Endpoints

More OCA-treated patients experienced significant improvements in the major histological features of NASH, including steatosis (61% versus 38%, p = 0.001), lobular inflammation (53% versus 35%, p = 0.006) and hepatocellular ballooning (46% versus 31%, p = 0.03), as compared to the placebo treatment group. Trends were similar between the two treatment groups for portal inflammation, which is not a component of the NAS and is typically mild in adult NASH patients.

The histological improvements observed in OCA-treated patients versus placebo were accompanied by significant reductions in relevant biochemical parameters, including the serum liver enzymes alanine aminotransferase (ALT, p < 0.0001), aspartate aminotransferase (AST, p = 0.0001), gamma-glutamyl transferase

(GGT, p < 0.0001), each of which were above generally accepted normal limits at baseline, and total bilirubin (p = 0.002). A modest but statistically significant increase in alkaline phosphatase (ALP, p < 0.0001) in the OCA treatment group was also observed, but levels remained within typical normal limits.

OCA treatment was associated with serum lipid changes, including average increases in total cholesterol and LDL-C and an average decrease in HDL-C, that developed within 12 weeks of treatment initiation, then began reversing through the end of treatment and returned to baseline during the 24-week post-treatment follow-up phase. Based on these observations, lipid management was emphasized partway into the trial, using generally accepted guidelines. At 72 weeks as compared to baseline, the following effects were observed in the OCA treatment group: an increase in mean total cholesterol (0.16 mmol/L or 6 mg/dL increase OCA versus 0.19 mmol/L or 7mg/dL decrease placebo, p < 0.0009), an increase in mean LDL-C (0.22 mmol/L or 9 mg/dL increase OCA versus 0.22 mmol/L or 8 mg/dL decrease placebo, p < 0.0001), a decrease in mean HDL-C (0.02 mmol/L or 1 mg/dL decrease OCA versus 0.03 mmol/L or 1 mg/dL increase placebo, p = 0.01) and a decrease in triglycerides (0.22 mmol/L or 20 mg/dL decrease OCA versus 0.08 mmol/L or 7 mg/dL decrease placebo, p = 0.88, not significant). We intend to initiate a clinical trial in 2015 characterizing the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients.

In the FLINT trial, statistically significant weight loss of an average of 2.3 kilograms was observed in OCA patients compared to no weight loss in the placebo group (p = 0.008), and this weight loss reverted towards baseline during the 24-week follow-up phase. A pre-specified sensitivity analysis conducted by the investigators showed that weight loss was not a driver of the primary endpoint. An increase in a marker of hepatic insulin resistance known as HOMA-IR (calculated using the product of fasting plasma insulin and glucose) was observed at 72 weeks in the OCA treatment group (p = 0.01). However, there was an imbalance in baseline plasma insulin levels (201 pmol/L OCA versus 138 pmol/L placebo), and an even larger relative and absolute increase in HOMA-IR was observed in the placebo group at the conclusion of the 24-week follow-up phase. This is potentially attributable to the inherent variability in HOMA-IR measurements, particularly in patients with type 2 diabetes, that have been shown to make single time-point to time-point changes of this magnitude clinically uninterpretable. There were virtually no changes in mean hemoglobin A1c, a measure of average blood sugar control over a period of approximately three months, in either OCA or placebo groups at 72 weeks. In a previous study of OCA in diabetic NAFLD patients, described in more detail above, employing the hyperinsulinemic-euglycemic insulin clamp, the gold standard for detecting changes in insulin resistance, OCA improved the glucose disposal rate consistent with reduced insulin resistance.

Safety and Tolerability

OCA was generally well tolerated in the FLINT trial. Adverse events were generally mild to moderate in severity and the incidence in the OCA and placebo treatment groups was similar for all symptoms except pruritus. Pruritus in the OCA treatment group occurred more frequently (23% versus 6%, p < 0.0001), at a higher grade (predominantly moderate pruritus) but resulted in only one patient discontinuation. The incidence of severe or life threatening events was not different between the two treatment groups and most of the events in both groups were deemed to be unrelated to treatment, including all severe or life threatening cardiovascular events. As previously disclosed, two deaths occurred in the OCA treatment group, but neither was considered related to OCA treatment.

Phase 2 Sumitomo Dainippon Trial for NASH

In January 2014, our collaborator Sumitomo Dainippon completed enrollment of 200 patients in a double-blind, placebo-controlled, parallel group Phase 2 NASH trial in Japan. This trial is evaluating the efficacy and safety of a once-daily 10 mg, 20 mg or 40 mg dose of OCA as compared to placebo over a period of 72 weeks. The primary efficacy endpoint in the Sumitomo Dainippon NASH trial is the same as that used in the FLINT trial, and is based on histological improvement as measured by a two-point improvement in the NAS with no worsening in fibrosis. In addition, histological scoring based on the Matteoni scoring system, which has been shown to be correlated to clinical outcomes, is planned as a secondary endpoint. This trial is anticipated to be completed by the end of 2015.

NASH Regulatory Pathway

In January 2015, OCA received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. The breakthrough therapy designation was created by the FDA to speed the availability of new therapies for serious or life-threatening conditions. Drugs qualifying for this designation must show credible evidence of a substantial improvement on a clinically significant endpoint over available therapies, or over placebo if there is no available therapy. The breakthrough therapy designation constitutes one of four expedited programs for serious conditions including accelerated approval, priority review, and fast-track designation, all of which can also be granted to the same drug if relevant criteria are met. The breakthrough therapy designation confers several benefits, including intensive FDA guidance and discussion and eligibility for submission of a rolling NDA.

We are currently in discussions with regulators on a Phase 3 program for NASH. Subject to a detailed review of the FLINT trial results and completion of discussions with the FDA and EMA, we currently believe that we will conduct at least one Phase 3 clinical outcomes trial of OCA in NASH patients that would incorporate an interim surrogate endpoint and that may serve as the basis for filing for accelerated approval in the United States and approval in Europe. Patients would then be followed for confirmation of clinical benefit under accelerated approval requirements. Examples of potential surrogate endpoints include the use of histological improvement, using the NAS or another scoring system, or histological resolution of NASH, or improvements in fibrosis in pre-cirrhotic patients with NASH, and examples of potential endpoints to confirm clinical benefit include liver transplant-free survival or progression to cirrhosis. We expect to finalize the design of our Phase 3 clinical program in NASH in the second quarter of 2015, subject to the completion of our regulatory discussions with the FDA and the EMA, and then initiate the clinical program.

Primary Sclerosing Cholangitis (PSC)

PSC is a rare, serious life-threatening, chronic cholestatic liver disease characterized by progressive destruction of bile ducts with eventual onset of cirrhosis and its complications. PSC has about one-third the prevalence of PBC and more than 60% of cases occur in men.

PSC is usually diagnosed by preliminary assessment of liver biochemistry, with or without reported symptoms, and confirmed by cholangiography, typically magnetic resonance cholangiopancreatography or endoscopic retrograde cholangiopancreatography, or ERCP. ALP is elevated in most PSC patients, consistent with cholestasis, and ALT and GGT are also typically elevated, but not in all cases. Bilirubin is often normal in early-stage PSC but increases with progression of the disease. The mean age at diagnosis is 40 years. Approximately 75% of PSC patients have overlapping inflammatory bowel disease, principally ulcerative colitis.

Median survival for PSC patients has been previously estimated as 8 to 12 years from diagnosis in symptomatic patients, depending upon stage of the disease at the time of diagnosis. Complications involving the biliary tree are common and include cholangitis as well as ductal strictures and gallstones, both of which may require frequent endoscopic or surgical interventions. PSC is often complicated by the development of malignancies, with cholangiocarcinoma being the most common.

Despite evaluation of multiple treatments, liver transplant is currently the only treatment shown to improve clinical outcomes. Ursodiol is often used for the treatment of PSC due to improvements in liver biochemistry following initiation of therapy. Despite general biochemical improvement, ursodiol has not been shown to improve transplant-free survival and, at high doses, has been associated with increased risk for serious complications. However, as there are no approved drugs for the treatment of PSC, some physicians treat patients with ursodiol, typically at a dose of 13 to 15 mg/kg/day. PSC is the fourth leading indication for liver transplant. However, the post-transplant recurrence rate of PSC has been shown to be as high as 20%.

Phase 2 Trial: OCA as Therapy in PSC

In December 2014, we initiated an international Phase 2 clinical trial to evaluate the effects of 24 weeks of treatment with varying doses of OCA compared to placebo in patients with PSC. The primary endpoint is the reduction of serum ALP levels, as compared to placebo. In addition, OCA’s effect on other secondary liver function endpoints, as well as symptoms of ulcerative colitis (a disease occurring in a majority of patients with PSC), will be assessed. This trial is anticipated to enroll approximately 75 patients in the United States and Europe. Following the completion of the 24-week double-blind portion of the trial, patients will be given the option to enroll in an open-label long-term safety and efficacy extension trial.

Biliary Atresia

Biliary atresia is a life-threatening condition in infants in which the bile ducts inside or outside the liver do not have normal openings. With biliary atresia, bile becomes trapped, builds up, and damages the liver. The damage leads to scarring, loss of liver tissue, and cirrhosis. The two types of biliary atresia are fetal and perinatal. Fetal biliary atresia appears while the baby is in the womb. Perinatal biliary atresia is much more common and does not become evident until two to four weeks after birth. Some infants, particularly those with the fetal form, also have birth defects in the heart, spleen, or intestines. Biliary atresia is rare and only affects about one out of every 18,000 infants. The disease is more common in females, premature babies, and children of Asian or African American heritage. Biliary atresia is not an inherited disease and is most likely caused by an event in the womb or around the time of birth. No single test can definitively diagnose biliary atresia, resulting in the need for a series of tests. All infants who still have jaundice two to three weeks after birth, or who have gray or white stools after two weeks of birth, should be checked for liver damage.

Once diagnosed, biliary atresia is treated with a liver transplant or, more frequently, a surgery called the Kasai procedure, in which the bile ducts are connected directly to the small intestine. After the Kasai procedure, some infants continue to have liver problems and, even with the return of bile flow, some infants develop cirrhosis. Possible complications after the Kasai procedure include ascites, bacterial cholangitis, portal hypertension, and pruritus. Even after a successful Kasai surgery, most infants with biliary atresia slowly develop cirrhosis over the years and require a liver transplant by adulthood.

We plan to initiate a Phase 2 clinical trial in pediatric patients with biliary atresia in the second half of 2015.

Other OCA Clinical Trials

The Translational Research and Evolving Alcoholic Hepatitis Treatment, or TREAT, Consortium consisting of the Mayo Clinic Rochester, Indiana University, and Virginia Commonwealth University, in collaboration with the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, have initiated a Phase 2 clinical trial of OCA for the treatment of alcoholic hepatitis. Indiana University is acting as the sponsor of the trial. The trial is a randomized, double-blind, multicenter study designed to assess the safety and efficacy of a once-daily dose of 10 mg of OCA compared to placebo over a period of six weeks in patients with moderately severe alcoholic hepatitis. The clinical trial is expected to enroll 60 patients.

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

Potential Future Product Candidates

In addition to OCA, we are developing other novel bile acid analog compounds targeting FXR and a second dedicated bile acid receptor called TGR5, which is a target of interest for the treatment of type 2 diabetes and other gastrointestinal indications. We intend to continue advancing these and other product candidates as we build our pipeline.

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

We currently plan to advance INT-767 through the preclinical studies required to support the advancement of this product candidate to an IND.

Subject to the IND becoming effective, we intend to initiate an open-label Phase 1 trial of INT-767 in healthy volunteers around the end of 2015. The trial will evaluate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of INT-767.

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

In animal models of diabetes, treatment with INT-777 induced GLP-1 secretion, with resulting insulin sensitivity and normalization of glycemic control, increased basal energy expenditure and prevention of weight gain, and a reduction in blood lipid levels together with liver steatosis and fibrosis. We believe that these preclinical results could support further development of INT-777 and our other TGR5 agonists in the treatment of type 2 diabetes, associated metabolic disorders and other gastrointestinal indications. We intend to continue development of INT-777 through potential collaborations with third parties, over the next several years.

Strategic Collaborations and Research Arrangements

Sumitomo Dainippon Pharma

On March 29, 2011, we entered into a license agreement with Sumitomo Dainippon Pharma Co. Ltd., under which we granted Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA as a therapeutic for the treatment of PBC and NASH in Japan and China (excluding Taiwan). Under the terms of the agreement, Sumitomo Dainippon is required to use commercially reasonable efforts to develop and commercialize OCA in its licensed territories for the treatment of PBC and NASH, and we are obligated under the agreement to use commercially reasonable efforts to develop OCA outside of Sumitomo Dainippon’s licensed territories. We are also responsible for supplying Sumitomo Dainippon with clinical and commercial supply of OCA requested by Sumitomo Dainippon pursuant to clinical and commercial supply agreements that include terms specified in the agreement. Sumitomo Dainippon has agreed during the term of the agreement to not commercialize any compound that is a FXR agonist for use in the treatment of PBC or NASH other than pursuant to the agreement.

We granted Sumitomo Dainippon an option under the agreement to obtain an exclusive license to commercialize OCA for indications other than PBC and NASH on the same terms as are set forth in the agreement. Sumitomo Dainippon may exercise this option with respect to any indication at any time during the two-year period commencing on the date we notify Sumitomo Dainippon of the commencement of a Phase 3 clinical trial involving OCA for such indication, subject to Sumitomo Dainippon’s payment of an option fee for each additional indication. No option fee is required to be paid by Sumitomo Dainippon if it exercises its option for any additional indication only in China.

In addition to Japan and China, which are the original licensed territories, we also granted Sumitomo Dainippon an option under the agreement to add Korea, Taiwan, Malaysia, Vietnam, the Philippines, Thailand, Singapore and/or Indonesia to its exclusive license on the same terms as are set forth in the agreement. Sumitomo Dainippon may exercise this option with respect to any such country at any time up until the date on which regulatory approval to commercialize OCA is granted in Japan, subject to Sumitomo Dainippon’s payment of an option fee for each country. If we accept or make a bona fide offer of exclusive rights to a third party to develop and commercialize OCA in any of these countries, we must first notify Sumitomo Dainippon and Sumitomo Dainippon has the right to exercise its option with respect to any such country. In addition, prior to accepting or making a bona fide offer of any exclusive development and commercialization rights involving OCA in the United States and Canada to a third party, we must first engage in good faith negotiations with Sumitomo Dainippon with respect to the grant to Sumitomo Dainippon of exclusive rights to develop and commercialize OCA in such countries. In May 2014, Sumitomo Dainippon exercised its option to add Korea to its licensed territories.

Sumitomo Dainippon made up-front payments to us in the amount of $16.0 million, including $1.0 million upon the exercise of its option to add Korea to its licensed territories. In addition, Sumitomo Dainippon may be required to pay us up to an aggregate of approximately $30.0 million for the achievement of development milestones, $70.0 million for the achievement of regulatory approval milestones and $200.0 million for the achievement of sales milestones based on aggregate sales amounts. As of March 2, 2015, we have achieved $1.0 million of the development milestones. Sumitomo Dainippon is also obligated to pay us tiered royalties ranging from the tens to the twenties in percent based on net sales of OCA products in Japan and the other Asian countries covered by this agreement. The term of the agreement, and Sumitomo Dainippon’s obligation to pay royalties to us for each OCA product, expires on a country-by-country basis on the later of the expiration of the exclusivity period in such country, whether through the expiration of applicable patents or the introduction of generic drugs that compete with the OCA product, or ten years after the first commercial sale of such OCA product for the first or second indication in that country. Royalty rates are subject to reduction under the agreement in specified circumstances, including, with respect to any country in the exclusive territory, if sales of generic products reach a certain threshold market share in that country over a specified period.

Sumitomo Dainippon may terminate the agreement in its entirety or on a country-by-country or indication-by-indication basis upon 90 days’ written notice. Either we or Sumitomo Dainippon may terminate the agreement in the event of the uncured material breach by or bankruptcy of the other party, subject to certain dispute resolution procedures. If Sumitomo Dainippon were to terminate the agreement for our material breach, it would have a perpetual license following the effective date of termination, subject to the payment by Sumitomo Dainippon of a royalty based on net sales of OCA products, the amount of which will depend on whether the effective date of termination occurs prior to or after the date of first commercial sale of an OCA product. If we were to terminate the agreement for Sumitomo Dainippon’s material breach or if Sumitomo Dainippon were to voluntarily terminate the agreement, Sumitomo Dainippon’s license under the agreement would terminate.

Commercialization

Given our stage of development, we are in the early stages of establishing a commercial organization and distribution capabilities. In the United States and Europe, due to the nature of chronic liver diseases and the limited options for treatment, patients suffering from diseases such as PBC and their physicians generally are well informed and often have a high degree of organization, which may make it easier to identify target populations if and when OCA is approved for PBC and subsequently for other indications. We believe that the market for the treatment of PBC, NASH and other indications is a specialty care market driven by key opinion leaders in the hepatology and gastroenterology fields. Most patients are treated by physicians who specialize in the treatment of liver disease, including hepatologists and certain gastroenterologists and endocrinologists.

Our current plan is to commercialize OCA ourselves in the United States and Europe if it is approved. We anticipate that our commercialization efforts will include our internal commercial organization, sales people and other specialists, and other contracted outside resources. Outside of the United States and Europe, subject to obtaining necessary marketing approvals, we likely will seek to commercialize OCA through distribution or other collaboration arrangements.

If OCA is approved for the treatment of patients with PBC, we believe that it will be possible to commercialize OCA for this indication with a relatively small specialty sales organization in the United States and Europe that would target a limited and focused group of specialist physicians. As a result of our ongoing clinical work, we have been engaged in dialogue with specialists who treat patients with PBC. We believe that these activities have provided us with a growing knowledge of the physicians we plan to target for commercial launch of OCA for PBC, subject to marketing approval in the United States and Europe. We intend to leverage the infrastructure and capabilities of our PBC-focused specialty sales organization during our pre-commercial preparation for the commercialization of OCA in NASH and other potential indications, if approved for these indications. Though we are continuing our market research and other pre-commercial planning for OCA in NASH, we currently anticipate that we would require a larger specialty sales organization that would target a broader group of hepatologists, gastroenterologists and other specialists focused on NASH if we receive marketing approval for this indication.

We exclusively licensed rights to OCA to Sumitomo Dainippon in Japan, China and Korea, along with an option to expand this exclusive license into certain other Asian countries. We will rely on Sumitomo Dainippon to commercialize OCA in its territory.

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

Our most advanced product candidate, OCA, is currently being developed as a second line treatment for PBC. Currently, ursodiol is the only therapy that is approved for the treatment of PBC and is generically available at a significantly lower cost than branded products. Off-label use of fibrate drugs has been reported in PBC, though many fibrates are specifically contraindicated for use in primary biliary cirrhosis due to potential concerns over acute and long-term safety in this patient population. An investigator-sponsored Phase 3 clinical trial of bezafibrate, a fibrate that has not been approved for commercialization by the FDA and is only available outside of the United States, is currently ongoing. Dr. Falk Pharma GmbH, which markets ursodiol, is conducting a Phase 3 clinical trial of combination ursodiol and budesonide, a steroid, as a treatment for PBC. Bristol-Myers Squibb Company is conducting an open-label clinical trial in 20 patients of a combination of ursodiol and abatacept, an anti-CTLA4 fusion protein currently marketed for the treatment of rheumatoid arthritis, as a treatment for PBC. Shire plc is conducting a Phase 2 clinical trial in 60 patients of a combination of ursodiol and SHP625, formerly known as LUM001, an apical sodium-dependent bile acid transporter inhibitor, as a treatment for PBC. NGM Biopharmaceuticals is conducting a Phase 2 clinical trial in 45 patients of a combination of ursodiol and NGM282, an engineered analog of fibroblast growth factor 19. FF Pharmaceuticals BV is conducting a Phase 1/2 clinical trial in 24 subjects of a combination of ursodiol and FFP104, a CD40-antagonist monoclonal antibody. We are aware of several companies that have announced their intentions to develop products for the treatment of PBC including Albireo AB and Virobay, Inc.

There are currently no therapeutic products approved for the treatment of NASH, NAFLD, portal hypertension, complications of cirrhosis or alcoholic hepatitis. There are several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol, but none has been clearly shown in clinical trials to show a significant reversal in liver fibrosis. Gilead Sciences, Inc. is conducting two Phase 2 clinical trials in approximately 225 patients with NASH of simtuzumab, an anti-body against the lysyl oxidase-like 2 enzyme. Genfit SA is conducting a Phase 2 clinical trial in 275 patients with NASH of GFT505, a dual PPAR alpha/delta agonist. We are aware of several other companies that have product candidates in Phase 2 clinical or earlier stage preclinical development for the treatment of NASH, including Raptor Pharmaceutical Corp., Galmed Medical Research Ltd., Novo Nordisk A/S, Immuron Ltd., Takeda Pharmaceutical Co Ltd, Conatus Pharmaceuticals Inc., Galectin Therapeutics Inc., Genkyotex SA, Kadmon Corporation LLC, Kalypsys, Tobira Therapeutics, Inc., La Jolla Pharmaceutical Company, Madrigal Pharmaceuticals, Inc., Mochida Pharmaceutical Co., Ltd., NasVax Ltd, Shire plc, Viking Therapeutics, Inc. and Virobay, Inc.

Although there are currently no other drugs approved for the treatment of PBC, we are aware of other companies, including Eli Lilly and Co., Exelixis, Inc. and Gilead Sciences, Inc., that have FXR agonists in Phase 2 or earlier stages of clinical or preclinical development that could be used to treat PBC, NASH and the other liver diseases we are targeting.

While there is no approved treatment for PSC, ursodiol is often prescribed off-label for PSC patients. We are aware of several companies that have product candidates in Phase 2 clinical or earlier stage preclinical development for the treatment of PSC, including Biotie Therapies Corp., Dr. Falk Pharma GmbH, Gilead Sciences, Inc. and Shire plc.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see Item 1A. “Risk Factors — Risks Relating to Our Intellectual Property.”

OCA (first-in-class FXR agonist)

The patent portfolio for OCA contains patents and patent applications directed to compositions of matter, manufacturing methods, and methods of use. As of December 31, 2014, we owned six U.S. patents, four pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Europe (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Liechtenstein, Lithuania, Luxembourg, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom), Australia, Canada, China, Israel, Japan, and Macao. We expect the composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2022 (worldwide). It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications, if issued, in the portfolio, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2022 to 2033.

INT-767 (dual FXR/TGR5 agonist)

The patent portfolio for INT-767 contains patents and patent applications directed to compositions of matter and methods of use. As of December 31, 2014, we owned two U.S. patents, two pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Australia, China, Europe (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Liechtenstein, Lithuania, Luxembourg, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), Israel and Japan. We expect the issued composition of matter patent in the U.S., if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2027. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications, if issued, in the portfolio, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027 to 2033. We have received assignments of rights to the INT-767 patent portfolio from all inventors, with the exception of one inventor. That inventor is contractually obligated to provide an assignment to us. Thus, we believe that we are the owner of the INT-767 patent portfolio by virtue of this contractual obligation and the patent assignments we have received.

INT-777 (TGR5 agonist)

The patent portfolio for INT-777 contains patents and patent applications directed to compositions of matter and methods of use. As of December 31, 2014, we owned three U.S. patents, two pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Australia, China, Eurasia (Armenia, Azerbaijan, Belarus, Kyrgyz Republic, Kazakhstan, Moldova, Russian Federation, Tajikistan and Turkmenistan), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Monaco, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey and the United Kingdom), Hong Kong, Japan, Mexico and South Africa. We expect the composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire beginning in 2028. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents and patent applications, if issued, in the portfolio, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2029.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for clinical trials and preclinical studies that we are conducting and plan to conduct prior to and after seeking regulatory approval. We are currently seeking to contract to qualify a back-up API manufacturer. We obtain these supplies and services from each of these third parties on a purchase order basis. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if they are approved. As OCA and any of our other product candidates continue to progress towards potential regulatory approval, we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and analogous authorities in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States and by the EMA through the MAA process before they may be legally marketed in Europe. Our product candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
•	preparation and submission to the FDA of an NDA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCP and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA; and
•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval outcomes studies required by the FDA.

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

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement over available therapies in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

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

A product may also be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. In January 2015, OCA received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis.

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

In addition, the FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. In the case of unprecedented accelerated approval endpoints, this determination occurs during the review of the NDA. Unless otherwise informed by the FDA, an applicant must submit to the FDA for consideration during the preapproval review period copies of all promotional materials, including promotional labeling as well as advertisements, intended for dissemination or publication within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the applicant must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the labeling or initial publication of the advertisement.

We currently plan to seek accelerated approval of OCA for the treatment of PBC based on the results of our POISE trial and have initiated our rolling NDA submission, which we intend to complete within the first half of 2015. As part of our strategy for filing the NDA under the accelerated approval pathway, we initiated a clinical outcomes confirmatory trial for OCA in PBC in December 2014, following discussions with the FDA. We do not expect completion of this trial to be a condition to the receipt of marketing approval and, as a result, plan to complete the trial following our receipt of marketing approval. Approval of a drug may be withdrawn if trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug (e.g., show a significantly smaller magnitude or duration of benefit than was anticipated based on the observed effect on the surrogate).

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Patent Term Restoration and Data Exclusivity

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

Data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Employees

As of December 31, 2014, we had 136 employees, of which 92 employees were in our drug development operations, 18 employees were in our commercial group and 26 employees were in our corporate group. As of December 31, 2014, one employee was based in Europe and the rest were based in the United States. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

On February 21, 2014 and February 28, 2014, purported shareholder class actions, styled Scot H. Atwood v. Intercept Pharmaceuticals, Inc. et al. and George Burton v. Intercept Pharmaceuticals, Inc. et al., respectively, were filed in the United States District Court for the Southern District of New York, naming us and certain of our officers as defendants. These lawsuits were filed by stockholders who claim to be suing on behalf of anyone who purchased or otherwise acquired our securities between January 9, 2014 and January 10, 2014. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The lawsuits allege that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from January 9, 2014 to January 10, 2014, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to our January 9, 2014 announcement that the FLINT trial had been stopped early based on a pre-defined interim efficacy analysis. Specifically, the lawsuits claim that our January 9, 2014 announcement was misleading because it did not contain information regarding certain lipid abnormalities seen in the FLINT trial in OCA-treated patients compared to placebo. On April 22, 2014, two individuals each moved to consolidate the cases and a lead plaintiff was subsequently appointed by the Court. On June 27, 2014, the lead plaintiff filed an amended complaint on behalf of the putative class as contemplated by the order of the Court. On August 14, 2014, the defendants filed a motion to dismiss the complaint, which has been opposed by the lead plaintiff. Oral arguments on the motion to dismiss were held on February 24, 2015. No decision has been made by the Court on the motion to dismiss. The lead plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees.

We believe that we have valid defenses to the claims in the lawsuit and intend to deny liability and defend ourselves vigorously. At this time, no assessment can be made as to the likely outcome of these lawsuits or whether the outcome will be material to us. Therefore, we have not accrued for any loss contingencies related to these lawsuits.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any product candidates for approval by regulatory authorities in the United States or elsewhere for our lead indication, primary biliary cirrhosis, or PBC, or any other indication, including nonalcoholic steatohepatitis, or NASH. We have incurred net losses in each year since our inception, including net losses of $43.6 million, $67.8 million and $283.2 million for the years ended December 31, 2012, 2013 and 2014, respectively. To date, we have financed our operations primarily through private placements of our convertible preferred stock, convertible notes and warrants to purchase common stock, public offerings of our common stock and payments received under our licensing and collaboration agreements with Sumitomo Dainippon Pharma Co. Ltd., or Sumitomo Dainippon, and Les Laboratoires Servier and Institut de Recherches Servier, which are collectively referred to as Servier. At December 31, 2014, we had $239.7 million in cash, cash equivalents and investment securities. In February 2015, we completed a follow-on public offering of 1,150,000 shares at a public offering price of $176.00 per share. After underwriting discounts and commissions and estimated offering expenses, we estimate that the net proceeds from our February 2015 follow-on equity offering were approximately $191.2 million.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations, protecting our intellectual property and engaging in activities to prepare for the commercialization of our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, obeticholic acid, or OCA, which is our lead product candidate, and our other product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel in the United States and Europe to support our product development and commercialization efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years as we continue our confirmatory clinical outcomes trial of OCA in PBC, continue our long-term safety extension phases of our clinical trials of OCA in PBC, commence our Phase 3 clinical program of OCA in nonalcoholic steatohepatitis, or NASH, continue our Phase 2 clinical trial of OCA for primary sclerosing cholangitis, or PSC, and finalize other planned activities for regulatory submission and approval of OCA in PBC. We also expect that continuing the development of OCA in additional diseases, such as biliary atresia, a rare pediatric disease characterized by deficient bile duct development. We also plan on initiating a clinical trial to assess the lipid metabolic effects of OCA and the effects of concomitant statin administration in NASH patients during 2015. Furthermore, we plan to complete IND-enabling studies of INT-767, an earlier stage product candidate for which we plan to initiate, Phase 1 clinical trial by the end of 2015. Our expenses could increase if we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates. We also anticipate that we will continue to increase our product development, scientific, commercial and administrative personnel significantly and expand our facilities and infrastructure in the United States and abroad as part of our growth strategy.

Our ability to generate profits from operations and become profitable will depend on our ability to obtain marketing approval for, and commercialize, our product candidates. We do not expect to generate significant revenues unless and until we obtain marketing approval for, and commercialize, OCA for the treatment of PBC and other indications. This will require us to be successful in a range of challenging activities, including:

•	obtaining approval to market OCA for the treatment of PBC, NASH and other indications and patient populations;
•	expanding our manufacturing of commercial supply for OCA;
•	establishing sales, marketing and distribution capabilities to effectively market and sell OCA in the United States and Europe; and
•	negotiating and securing reimbursement from third-party payors for OCA.

If OCA or any of our other product candidates fails in clinical trials or does not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Our net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We are currently advancing OCA through clinical development for multiple indications and other product candidates through preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In December 2014, we initiated a rolling NDA submission for OCA in PBC under the FDA’s accelerated approval pathway. We also plan to submit an application for marketing approval for OCA in PBC in Europe. We plan to complete our filings for marketing approval of OCA in PBC in the United States and Europe within the first half of 2015. If the FDA or EMA requires that we perform preclinical studies or clinical trials in addition to those contemplated or conducted by us, our expenses would further increase beyond what we currently expect and the anticipated timing for the completion of our potential NDA or MAA filing would likely be delayed. In addition, if we receive marketing approval from regulatory authorities, we plan to initiate the commercial launch of OCA in PBC in the United States and certain European countries in 2016. We anticipate incurring significant expenses as we prepare for the potential commercialization of OCA in PBC, including significant expenses to establish our sales, marketing and distribution capabilities and increase our drug manufacturing activities. We will require substantial additional future capital in order to complete clinical development and commercialize OCA, and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. We also anticipate incurring significant expenses in connection with our planned increase in our product development, scientific, commercial and administrative personnel and expansion of our facilities and infrastructure in the United States and abroad.

As of December 31, 2014, we had $239.7 million in cash, cash equivalents and investment securities. We estimate that the net proceeds from our February 2015 follow-on equity offering were approximately $191.2 million, after underwriting discounts and commissions and estimated offering expenses. We currently project adjusted operating expenses in the range of $180 million to $200 million in the fiscal year ending December 31, 2015, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the clinical development program for OCA in PBC, NASH and PSC, the expansion of our clinical, regulatory, medical affairs and commercial infrastructure in the United States and Europe, increased OCA manufacturing activities, as well as the continued development of INT-767 and other preclinical pipeline programs. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under U.S. generally accepted accounting principles, or GAAP. Adjusted operating expense is a financial measure not calculated in accordance with GAAP. See “Non-GAAP Financial Measures” for more information. Accordingly, we will continue to require substantial additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Due to the many variables inherent to the development and commercialization of novel therapies, such as the risks described in this “Risk Factors” section, and our rapid growth and expansion, we currently cannot accurately or precisely predict the duration beyond 2015 over which we expect our cash and cash equivalents (including the net proceeds from our February 2015 follow-on equity offering) to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents, together with the net proceeds from our February 2015 follow-on equity offering, will be sufficient for us to:

•	expand our clinical, regulatory, medical affairs and commercial infrastructure in the United States and Europe;
•	continue and expand our clinical development programs for OCA in PBC, NASH and PSC, such as initiating and/or continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, our planned clinical trial characterizing lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients, our ongoing Phase 2 clinical trial of OCA for PSC, and our ongoing confirmatory clinical outcomes trial of OCA in PBC;
•	advance the continued development of INT-767, including the completion of IND-enabling preclinical studies for INT-767 and the initiation of a Phase 1 clinical trial, and other preclinical compounds;
•	complete the filings of our NDA and MAA for OCA in PBC, but not complete our filings for marketing authorization in any other indication;
•	increase OCA manufacturing activities, including investing in supply chain and product development, preparing for PBC commercial launch and planning for the continuation of our clinical program in NASH, but not manufacture the supply needed for any potential commercial launch of OCA in NASH; and
•	prepare for and, if we obtain marketing approval on a timely basis, initiate the commercial launch of OCA in PBC in both the United States and certain European countries in 2016, but not commercially launch OCA in PBC in other countries across the world.

Accordingly, we will continue to require substantial additional capital to continue our clinical development, commercialization and other activities. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the willingness of the FDA and EMA to accept the POISE trial, which is our completed phase 3 clinical trial for PBC, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and marketing approval of OCA for PBC;
•	the progress, costs, results of and timing of our recently initiated confirmatory clinical outcomes trial of OCA for the treatment of PBC, the completion of which we expect will not be a condition to the receipt of marketing approval in the United States or the European Union;

•	the design of our planned Phase 3 clinical program for OCA in NASH and the progress, costs, results of and timing of the Phase 3 program and other supporting trials and studies necessary to support anticipated filings for marketing approval in NASH, including the sufficiency of one pivotal clinical trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA for the treatment of NASH;
•	the progress, costs, results of and timing of clinical development of OCA for other indications, including our Phase 2 trial of OCA in PSC and biliary atresia;
•	the significant expansion of our operations, personnel and the size of our company and our need to continue to expand;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development, such as INT-767 and INT-777;
•	the ability of our product candidates to progress through pre-clinical and clinical development successfully and in a timely manner;
•	the expansion of our research and development activities;
•	the costs and timing of commercialization activities, including product sales, marketing and distribution, for any of our product candidates that receive marketing approval;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our product candidates;
•	market acceptance of our product candidates;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire additional management, scientific and medical, commercial and other qualified personnel and the substantial cost of retaining such additional personnel;
•	the effect of competing technological and market developments;
•	our need to implement and maintain internal systems, software and infrastructure, including those to assist in our financial and reporting, clinical development and commercialization efforts and to support our existing and expanding personnel; and
•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail our planned activities, including research and development programs and commercialization activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

Our revenues to date have been generated through our collaboration agreements and we may not receive any additional revenues under such agreements.

To date, our sources of revenue have been the payments received under our collaboration and license agreements with Sumitomo Dainippon and Servier. Additional payments under each of the Sumitomo Dainippon and Servier agreements are based on the exercise of optional rights held by our collaborators under the agreements or the achievement of various research, development, regulatory and commercial sales milestones and royalty payments based on the sales of the products covered by such agreements. Future payments from Sumitomo Dainippon and Servier under their respective collaboration and license agreements are uncertain because Sumitomo Dainippon or Servier, as the case may be, may choose not to exercise their optional rights under the agreements or continue research or development activities for the product candidates under license in their licensed territory, the product candidates may not be approved for the proposed indications or, even if any product candidate is approved for one or more indications, it may not be commercially successful. If we are unable to develop and commercialize one or more of our product candidates, either alone or with collaborators, or if revenues from any such collaboration product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We are a development stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and engaging in pre-commercial activities for OCA in PBC. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our product candidates in clinical development, including our ability to receive approval from the FDA and the EMA for OCA for the treatment of PBC based on our POISE trial, and our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of OCA for PBC;
•	delays in the commencement, enrollment and timing of clinical trials;
•	difficulties in identifying and treating patients suffering from our target indications, including those due to PBC and PSC being rare diseases and NASH currently requiring an invasive liver biopsy for diagnosis;
•	the success of our clinical trials through all phases of clinical development, such as the success of any pivotal Phase 3 clinical trial of OCA in NASH we may conduct;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	the required timeframe for us to receive and analyze data from our clinical trials;
•	our ability to obtain additional funding to develop our product candidates;
•	our ability to identify and develop additional product candidates;
•	market acceptance of our product candidates;

•	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage or reimbursement for our products and the extent to which such coverage or reimbursement will be provided;
•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations, or CROs;
•	our dependency on third-party manufacturers to manufacture our products and key ingredients;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of potential intellectual property, securities and other litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to build and improve our company’s infrastructure, systems and controls;
•	potential product liability claims; and
•	our ability to obtain and maintain adequate insurance coverage.

Risks Related to Regulatory Review and Approval of Our Product Candidates

We cannot be certain that OCA or any of our other product candidates will receive regulatory approval, and without regulatory approval we will not be able to market and commercialize our product candidates.

We are initially developing OCA for the treatment of patient populations with chronic liver and other diseases, with a current principal focus on PBC, NASH and PSC, and our business currently depends entirely on the successful development and commercialization of OCA. Our ability to generate revenue related to product sales, if ever, will depend on the successful development and regulatory approval of OCA, particularly for the treatment of PBC and NASH, and our other product candidates.

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

NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. If we complete our submission of an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators of other jurisdictions, such as the EMA, have their own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Approvals may also be conditional upon the completion of one or more clinical trials. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, regulatory approval for any of our product candidates may be withdrawn. Regulatory approval is also dependent on successfully passing regulatory inspection of our company, our clinical sites and key vendors and to ensure compliance with applicable good clinical, laboratory and manufacturing practices regulation. Critical findings could jeopardize or delay the approval of the NDA or MAA.

We expect to complete our filings for marketing approval of OCA in PBC in the United States and Europe during the first half of 2015. We have completed a randomized, placebo-controlled Phase 3 trial of OCA in PBC patients, which we refer to as the POISE trial, and two randomized, placebo-controlled Phase 2 trials of OCA in PBC patients, one with OCA in combination with ursodiol and one with OCA as monotherapy, and we are finalizing other preclinical and clinical studies required to complete the filings. Furthermore, we will need to complete a number of clinical trials and other studies for the continued development of OCA in indications other than PBC. For example, we are currently planning for our Phase 3 clinical program of OCA in NASH, together with a number of supporting studies and trials such as a Phase 2 trial characterizing the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. In each of these cases, our ability to obtain the approvals necessary to commercialize our product candidates will depend on our ability to conduct and complete these additional trials as well as assemble various other data to complete our regulatory filings for OCA in the relevant indication or patient population.

There can be no assurance that we will be able to complete our regulatory filings on a timely basis or that, even if the filings are completed, that the FDA or EMA will provide marketing approval for OCA in PBC. We cannot predict whether our trials and studies as to NASH or any other indication or patient population will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or require us to conduct additional studies or trials. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis, we have not yet completed our discussions with regulatory agencies on the design of our Phase 3 clinical program for NASH, in which we are seeking to incorporate an interim surrogate endpoint. We do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulators will agree to a surrogate endpoint for accelerated approval of OCA for the treatment of NASH. While the interim histological endpoint that could serve as the basis for accelerated approval is expected to be similar to that in the Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health, our Phase 3 clinical program for NASH will likely have different trial designs and include primary outcomes endpoints for full approval.

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

The FDA generally requires two pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. Under Subpart H regulations, the FDA can grant accelerated approval based on a surrogate reasonably likely to predict clinical benefit. In December 2014, we submitted the non-clinical sections of a rolling NDA submission for accelerated approval of OCA as a treatment for patients with PBC who have an inadequate response to or intolerant of ursodiol based on the POISE trial. The POISE primary endpoint is a surrogate endpoint that we believe is reasonably likely to predict clinical benefit, therefore meeting the FDA’s Subpart H requirements for consideration under its accelerated approval regulation. While the FDA has officially accepted our rolling submission of the NDA, formal review of the NDA will not commence until 60 days after submission of the last section which is planned for June 2015. It is unlikely we will receive definitive written guidance from the FDA prior to formal review of our NDA as to the acceptability of the POISE trial surrogate endpoint to support an approval of OCA for the treatment of PBC. Although the results from our POISE trial are highly significant and supported by two controlled Phase 2 trials, our POISE trial and our regulatory submissions package may nonetheless not be sufficient to support approval in the United States. We anticipate that similar risks will apply to other indications for which we intend to seek marketing approval for our product candidates under accelerated approval regulations. For example, we will face these risks for OCA for the treatment of NASH because of our plan to seek accelerated approval based on a trial design that would incorporate an interim surrogate endpoint.

In order to support the clinical utility of the surrogate endpoint for OCA as a treatment for PBC, we have sponsored an independent study pooling and analyzing long-term PBC patient data from a number of leading PBC academic centers, which are referred to as the Global PBC Study Group. Furthermore, an academic consortium in the United Kingdom has published the results of another large observational study in PBC patients in the United Kingdom. Although we believe the results of both studies are supportive of the clinical utility of our surrogate endpoint for the use of OCA in PBC, the supporting data may still not be accepted by the FDA in its consideration of the adequacy of our surrogate endpoint under an NDA for OCA for the treatment of PBC. In addition to the risk around the acceptability of the surrogate biochemical endpoint to support accelerated approval, there are quality assurance risks around the data supporting assessment of the biochemical endpoint. It is possible that key parameters such as the validation of the assay and consistency across laboratories will not be acceptable to FDA and could delay or jeopardize approval of the NDA.

The FDA has also informed us that, even if it provides us an accelerated approval for OCA, we will be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of OCA in PBC by demonstrating the correlation of biochemical therapeutic response in patients taking OCA with a significant reduction in adverse clinical outcomes over time. Following discussions with the FDA, we initiated the trial in December 2014. There can be no assurance that our clinical outcomes confirmatory trial will confirm that the surrogate endpoints used for accelerated approval will eventually show an adequate correlation with clinical outcomes. If the clinical outcomes confirmatory trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval for OCA in PBC.

Likewise, we will not receive definitive feedback from the EMA prior to formal review of our MAA as to the acceptability of the POISE trial endpoint to support a marketing authorization of OCA for the treatment of PBC. It is also possible that any marketing authorization we receive from the EMA for OCA for the treatment of PBC could be conditional on post-approval studies and not considered a full approval. Our ability to obtain and maintain conditional marketing authorization in the European Union, will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all, including the completion of a clinical outcomes trial to confirm the clinical benefit of OCA in PBC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

In NASH, we currently anticipate that we will need to conduct either two pivotal trials or at least one Phase 3 clinical outcomes trial providing a highly significant demonstration of clinical efficacy prior to applying for marketing approval for OCA in NASH. We expect a Phase 3 clinical outcomes trial would incorporate an interim surrogate endpoint that may serve as the basis for a supplemental NDA filing for accelerated approval in the United States and approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA in NASH are subject to similar risks as discussed above in relation to OCA for PBC. The primary endpoint in the Phase 2b FLINT trial of OCA in NASH patients was based on liver biopsy and was defined as an improvement of two or more points in the NAFLD activity score (a system of scoring the histopathological features in the liver) with no worsening of liver fibrosis. Currently, other biopharmaceutical companies are enrolling or have initiated trials in certain subpopulations of NASH patients based on different endpoints from the one used in the FLINT trial. Although the FDA acknowledged at recent workshops the possibility of granting accelerated approval for NASH therapies using surrogate endpoints, with potential examples including histological improvement, using the NAS or another scoring system, histological resolution of NASH, or improvements in fibrosis in pre-cirrhotic patients with NASH, the FDA did not provide any formal regulatory guidance on approvable endpoints and may not accept a surrogate endpoint for OCA for the treatment of NASH.

The FDA generally requires two pivotal clinical trials to approve an NDA. Therefore, even if we achieve favorable results in a single Phase 3 clinical trial, the FDA may not accept this one trial as an adequate basis for approval and require that we conduct and complete a second Phase 3 clinical trial before considering an NDA for any of the indications for which we may seek marketing approval for our product candidates. Our NDA for OCA for the treatment of PBC patients who have an inadequate response to or are intolerant of ursodiol will be based on the results of three clinical trials — the POISE trial and two Phase 2 trials. It is possible that our final NDA submission for regulatory approval will not be accepted by the FDA for review or, even if it is accepted for review, that there may be delays in the FDA’s review process and that the FDA may determine that our NDA does not merit the approval of OCA for the treatment of PBC, in particular because we have only conducted a single Phase 3 clinical trial of OCA for the treatment of PBC, in which case the FDA may require that we conduct and/or complete additional clinical trials and preclinical studies before it will reconsider our application for approval. A similar risk applies if we seek marketing approval of OCA for NASH based on a single Phase 3 pivotal trial. Our regulatory pathway for OCA for the treatment of NASH will depend upon our discussions with the FDA and EMA. As a result, we may face difficulty in designing an acceptable registration strategy around the design of any follow-on trials to the FLINT trial. In addition, it is likely that the primary and possibly other endpoints in future clinical trials of OCA for NASH will be different from those of the FLINT trial. The use of different endpoints, or other trial design changes, would increase the risk that the results of these future trials would differ from the FLINT results.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We initiated our clinical outcomes confirmatory trial in PBC in December 2014. We also initiated our Phase 2 trial in PSC in December 2014. We anticipate that we will need to conduct at least one Phase 3 clinical trial prior to applying for marketing approval for NASH. We are planning for the finalization of the design of our Phase 3 clinical program in NASH in the second quarter of 2015, subject to the completion of our regulatory discussions with the FDA and EMA. The results from these trials may not be available when we expect or we may be required to conduct additional clinical trials or preclinical studies not currently planned to receive approval for OCA as a treatment for the related indication, in which case we would require additional funding. In addition, our clinical programs are subject to a number of variables and contingencies, such as the results of other trials or regulatory interactions that may result in a change in timing. As such, we do not know whether any future trials or studies of our other product candidates, including our clinical outcomes trial of OCA, will begin on time or will be completed on schedule, if at all.

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

For example, in the past, we experienced delays in our Phase 2 clinical trial of OCA given as a monotherapy to patients with PBC because we were unable to find and enroll a sufficient number of trial patients who met the specific enrollment criteria in accordance with our anticipated trial schedule. Our plan to finalize the design of our Phase 3 program for OCA in NASH in the second quarter of 2015 is dependent upon our successfully completing regulatory discussions.

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

We believe that the results of our POISE trial and our long-term safety extension trials in PBC patients, which include patients who currently have been on OCA therapy for more than four years, demonstrate that OCA produces a durable therapeutic response. Based on these results, we currently expect to complete our filings for marketing approval of OCA in PBC in the United States and the European Union during the first half of 2015. We cannot assure you that our POISE trial results will result in our receiving marketing approval for OCA in PBC or that our planned clinical outcomes confirmatory trial of OCA in PBC will demonstrate a correlation of biochemical therapeutic response in patients taking OCA with a significant reduction in adverse clinical events over time.

In December 2014, we received comprehensive datasets from the FLINT trial. The Phase 2 trial in NASH currently being conducted in Japan by our collaborator Sumitomo Dainippon involves different doses of OCA being administered to the trial subjects than those utilized in FLINT. As a result, the positive efficacy results seen in FLINT may not be replicated in the Japanese trial or any future trial we may conduct in NASH. While we continue to work towards finalizing the design of our Phase 3 clinical program in NASH in the second quarter of 2015, this remains subject to the completion of our regulatory discussions with the FDA and EMA. We currently believe that we will conduct at least one Phase 3 clinical trial of OCA in NASH patients. We expect the trial design for any such Phase 3 trial would incorporate an interim surrogate endpoint that may serve as the basis for filing for accelerated approval in the United States and approval in Europe. Even though OCA has been granted breakthrough therapy designation by the FDA, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulators will agree to a surrogate endpoint for accelerated approval of OCA for the treatment of NASH. As a result, it may take longer than anticipated to complete the design and initiation of our Phase 3 program in NASH.

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

The most common side effects observed in clinical trials of OCA in PBC were pruritus, or itching, fatigue, headaches, nausea, constipation and diarrhea. In our Phase 2 PBC clinical trial of OCA in combination with ursodiol, approximately 8% of the patients enrolled in the 10 mg and 25 mg dose groups withdrew from the trial due to severe pruritus. At the 50 mg dose, approximately 25% of the patients withdrew from the trial due to severe pruritus. In our POISE trial, pruritus, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment and was observed in 38% of patients on placebo, 68% of patients in the 10 mg OCA group and 56% of patients in the OCA titration group (5 mg to 10 mg). Eight patients discontinued due to pruritus, of whom none were in the placebo group, seven (10%) patients were in the 10 mg OCA group and one (1%) patient was in the OCA titration group (in a patient who had titrated up to 10 mg). Pruritus also has been observed in other clinical trials of OCA.

Based on information in the manuscript for the FLINT trial published in November 2014, pruritus occurred more frequently in the OCA treatment group than in the placebo treatment group (23% vs. 6%, p < 0.001) and at a higher grade (predominately moderate pruritus), but resulted in only one patient discontinuation in the OCA treatment group. In the FLINT trial, OCA treatment was associated with changes in serum lipid levels, including increases in total cholesterol and LDL cholesterol and a decrease in HDL cholesterol, that were observed within 12 weeks of initiating treatment, peaked and then decreased in magnitude while on treatment, and reversed further during the 24-week post-treatment period. As previously disclosed, these changes in cholesterol levels, along with achieving the pre-defined efficacy criteria, played a role in the decision of the FLINT data and safety monitoring board to terminate the treatment phase of FLINT, and the publication of the FLINT results has noted the need for further study of these changes. We intend to initiate a Phase 2 trial characterizing the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients in 2015. There were two patient deaths in the FLINT trial that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and neither death was considered related to OCA treatment.

Additional or unforeseen side effects from these or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. If new side effects are found during the development of OCA for any indication, if known side effects are shown to be more severe than previously observed or if OCA is found to have other unexpected characteristics, we may need to abandon our development of OCA for PBC, NASH, PSC, biliary atresia and other potential indications.

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

Breakthrough therapy designation for OCA may not lead to faster development or regulatory processes nor does it increase the likelihood that OCA will receive marketing approval for NASH.

If a drug is intended for the treatment of a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development, the FDA may grant a breakthrough therapy designation. Breakthrough therapy designation is intended to facilitate the development, and expedite the review of such drugs, but the breakthrough therapy designation does not assure any such qualification or ultimate marketing approval by the FDA.

In January 2015, we received breakthrough therapy designation for OCA in the treatment of NASH patients with fibrosis. There is no guarantee that the receipt of breakthrough therapy designation will result in a faster development process, review or approval for OCA in fibrotic NASH patients or increase the likelihood that OCA will be granted marketing approval for fibrotic NASH patients. Likewise, any future breakthrough therapy designation for any other potential indication of OCA neither guarantees a faster development process, review or approval nor improves the likelihood of the grant of marketing approval by FDA for any such potential indication of OCA compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any breakthrough therapy designation at any time. We may seek a breakthrough therapy designation for other of our product candidates, but the FDA may not grant this status to any of our proposed product candidates.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates, if approved, which would cause our revenues to suffer.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In addition, it is possible that orphan drug designation in Europe will not be maintained following approval if the EMA determines that the product does not satisfy the requisite criteria including demonstration of significant clinical benefit.

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

We do not intend to manufacture the pharmaceutical products that we plan to sell. We currently have agreements with a contract manufacturer for the production of the active pharmaceutical ingredients and the formulation of sufficient quantities of drug product for the confirmatory outcomes trial and the long-term safety extension phase of the POISE trial for OCA in PBC, our Phase 3 NASH program for OCA and the other trials and preclinical studies that we plan to conduct prior to seeking regulatory approval. If our contract manufacturer should cease to provide services to us for any reason, we likely would experience delays in advancing our clinical trials while we identify and qualify one or more replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us or our collaborators to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	impose other administrative or judicial civil or criminal penalties;
•	withdraw regulatory approval;
•	refuse to approve pending applications or supplements to approved applications filed by us, Sumitomo Dainippon, Servier or our potential future collaborators;
•	impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products.

Risks Related to the Commercialization of Our Products

Even if approved, our product candidates may not achieve broad market acceptance among physicians, patients and healthcare payors, and as a result our revenues generated from their sales may be limited.

If we receive marketing approval from regulatory authorities, we plan to initiate the commercial launch of OCA in PBC in the United States and certain European countries in 2016. The commercial success of OCA or our other product candidates, if approved, will depend upon their acceptance among the medical community, including physicians, health care payors and patients. For PBC, the current standard of care is ursodeoxycholic acid, which is available generically as ursodiol. In order for OCA to be commercially successful, we will need to demonstrate that it is safe and effective for the treatment of patients who have an inadequate response to or who are unable to tolerate ursodiol, referred to as second line treatment, and is more effective than any other alternatives that may be developed as a second line treatment for PBC, particularly given the much higher price that we anticipate charging for OCA compared to the price of generically available ursodiol. In NASH and PSC, since there are currently no approved therapies, we do not know the degree to which OCA will be accepted as a therapy, even if approved.

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

We have no sales, marketing or distribution experience and have only recently started the initial phases of developing an internal commercial organization. We plan to establish our own sales and marketing capabilities and promote OCA for PBC in the United States and Europe with a targeted sales force if and when it is approved and may utilize the services of third-party collaborators in certain jurisdictions. To develop internal sales, distribution and marketing capabilities, we will have to invest significant additional amounts of financial and management resources, some of which will be committed prior to any confirmation that OCA or any of our other product candidates will be approved. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. For product candidates where we decide to perform sales, marketing and distribution functions ourselves or through third parties, we could face a number of additional risks, including:

•	we or our third-party sales collaborators may not be able to attract and build an effective marketing or sales force;
•	the cost of securing or establishing a marketing or sales force may exceed the revenues generated by any products; and
•	our direct sales and marketing efforts may not be successful.

We have entered into an agreement with Sumitomo Dainippon for the development and commercialization of OCA in Japan, China, South Korea and potentially other Asian countries, if approved, and have entered into an agreement with Servier to assist in the development and commercialization of certain of our earlier stage agonists of a dedicated bile acid receptor called TGR5 outside of the United States and Japan, if approved, and may elect to seek additional strategic collaborators for our product candidates. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

If any of our current strategic collaborators fails to perform its obligations or terminates its agreement with us, the development and commercialization of the product candidates under such agreement could be delayed or terminated and our business could be substantially harmed.

We currently have strategic collaborations in place relating to certain of our product candidates. We entered into an exclusive license agreement with Sumitomo Dainippon regarding the development and commercialization of OCA for PBC and NASH in Japan, China and South Korea and provided Sumitomo Dainippon with an option to extend its exclusive license to different indications as well as certain other Asian countries. We entered into a strategic collaboration with Servier initially focused on the identification and optimization of novel TGR5 agonists for the treatment of type-2 diabetes and other associated disorders. These strategic collaborations may not be scientifically or commercially successful due to a number of important factors, including the following:

•	Sumitomo Dainippon and Servier have significant discretion in determining the efforts and resources that each will apply to their strategic collaboration with us. The timing and amount of any cash payments, milestones and royalties that we may receive under such agreements will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of our product candidates by Sumitomo Dainippon and Servier under their respective agreements;
•	Our agreement with Servier provides it with wide discretion in deciding which novel compounds to advance through the preclinical and clinical development process. It is possible for Servier to reject certain compounds at any point in the research, development and clinical trial process without triggering a termination of their agreement with us. In the event of any such decision, our business and prospects may be adversely affected due to our inability to progress such compounds ourselves;
•	Our agreement with Sumitomo Dainippon restricts it from developing or commercializing any FXR agonist to treat PBC or NASH during the term of the agreement other than pursuant to the Sumitomo Dainippon agreement and our agreement with Servier restricts it from developing or commercializing any TGR5 receptor agonist during the term of the agreement other than pursuant to the Servier agreement. Subject to these restrictions, it is possible that Sumitomo Dainippon or Servier may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that they license from us;
•	Sumitomo Dainippon or Servier may change the focus of their development and commercialization efforts or pursue higher-priority programs;
•	Sumitomo Dainippon or Servier may, under specified circumstances, terminate their strategic collaborations with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic collaborators or adversely affect how we are perceived in the scientific and financial communities;
•	Sumitomo Dainippon and Servier have, under certain circumstances, the right to maintain or defend our intellectual property rights licensed to them in their territories, and, although we may have the right to assume the maintenance and defense of our intellectual property rights if our strategic collaborators do not, our ability to do so may be compromised by our strategic collaborators’ acts or omissions;
•	Sumitomo Dainippon or Servier may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability; and
•	Sumitomo Dainippon or Servier may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

If either Sumitomo Dainippon or Servier fails to develop or effectively commercialize OCA or any TGR5 compounds, respectively, we may not be able to replace them with another collaborator. We may also be unable to obtain, on terms acceptable to us, a license from such strategic collaborator to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate. Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability, and could cause our stock price to decline.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, expanding manufacturing capabilities and marketing approved products are expensive, we have entered into, and may seek to enter into, collaborations with companies that have more experience and resources than we have. For example, we have entered into collaborations with Sumitomo Dainippon for OCA and Servier for our earlier stage TGR5 program. We may establish additional collaborations for development and commercialization of OCA in territories outside of those licensed by Sumitomo Dainippon or for our earlier stage TGR5 program in the United States or Japan and for other product candidates and research programs, including INT-767 and INT-777. Additionally, if any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to our unlicensed territories. If we are unable to maintain our existing arrangements or enter into any new such arrangements on acceptable terms, if at all, we may be unable to effectively market and sell our products in our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates.

When we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. For example, Sumitomo Dainippon has the exclusive rights to OCA in Japan, China and South Korea and a right of first refusal to license OCA in several other Asian countries. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into, including our collaborations with Sumitomo Dainippon and Servier, may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a product candidate or research program under a collaboration arrangement, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our product candidates, we would face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

Some of the pharmaceutical and biotechnology companies we expect to compete with include Albireo AB, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., Dr. Falk Pharma GmbH, Eli Lilly, Exelixis, Inc., FF Pharmaceuticals BV, Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit SA, Genkyotex SA, Gilead Sciences, Inc., GlaxoSmithKline, Immuron Ltd., Kadmon Corporation LLC, Kalypsys, La Jolla Pharmaceutical Company, Madrigal Pharmaceuticals, Inc., Mochida Pharmaceutical Co., Ltd., NasVax Ltd., NGM Biopharmaceuticals, NovImmune SA., Novo Nordisk A/S, Raptor Pharmaceutical Corp., Shire plc, Takeda Pharmaceutical Co Ltd, Tioga Pharmaceuticals, Inc., Tobira Therapeutics, Inc., Viking Therapeutics, Inc. and Virobay, Inc. Each of Gilead Sciences, Inc. and Genfit SA has publicly stated its intention to announce Phase 2 clinical trial results for the treatment of NASH in 2015. In addition, many universities and private and public research institutes may become active in our target disease areas. The results from our POISE and FLINT trials have brought more attention to our targeted indications and bile acid chemistry. As a result, we believe that additional companies and organizations may seek to compete with us in the future. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than OCA or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

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

We outsource and plan to continue to outsource substantial portions of our operations to third-party service providers, including the conduct of preclinical studies and clinical trials, collection and analysis of data and manufacturing. We will likely use the services of third-party vendors in relation to our commercialization activities, including product sales, marketing and distribution. Our agreements with third-party service providers are on a study-by-study and/or project-by-project basis. Typically, we may terminate the agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, a number of third-party service providers that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to applicable governing practices and standards, the development and commercialization of our product candidates could be delayed or stopped, which could severely harm our business and financial condition.

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

We have recently formed a wholly-owned subsidiary in the United Kingdom which we anticipate will serve as our headquarters for our operations in Europe and anticipate building out our European operations. We also currently have an Italian subsidiary that acts as our legal representative for our clinical trials in the European Union to satisfy European Union regulatory requirements. In addition, we have entered into an agreement with Sumitomo Dainippon for the development of OCA and with Servier for our earlier stage TGR5 program, and we may enter into agreements with other third parties for the development and commercialization of OCA or our other product candidates in international markets. Our international operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

From December 31, 2013 to December 31, 2014, our employee base has grown from 40 to 136 employees. Of the 136 employees as of December 31, 2014, 92 employees were in our development group, 18 employees were in our commercial group and 26 employees were in our corporate group. At December 31, 2014, one employee was based in Europe. As we advance our programs for OCA in PBC, NASH and PSC and seek regulatory approval in the United States and elsewhere, increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. We will also need to grow our commercial capabilities, which will require us to hire additional personnel, both for our ongoing pre-commercial activities and for the launch and ongoing marketing and sale of any product candidate for which we obtain marketing approval. In addition, to meet our obligations as a public company and to support the anticipated growth in the other functions at our company, we will need to increase our general and administrative capabilities. We are also expanding our operations geographically and have recently formed a wholly-owned subsidiary in the United Kingdom which we anticipate will serve as our headquarters for our operations in Europe and anticipate building out our European operations. Our management, personnel and systems currently in place may not be adequate to support this future growth.

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

We may not be able to attract or retain qualified personnel and consultants across our organization due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercial objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Mark Pruzanski, our co-founder and president and chief executive officer; David Shapiro, our chief medical officer; Barbara Duncan, our chief financial officer and treasurer; Luciano Adorini, our chief scientific officer; Rachel McMinn, our chief business and strategy officer; Lisa Bright, our chief commercial and corporate affairs officer; and our other key employees and consultants, and Professor Roberto Pellicciari, our co-founder who provides ongoing consulting services to us. If we lose one or more of our executive officers or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time. Replacing executive officers, key employees and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the Securities and Exchange Commission, the NASDAQ Stock Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with health care fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations in the United States and abroad intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We have obtained limited product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we are conducting clinical trials. Our product liability insurance coverage for clinical trials in the United States is currently limited to an aggregate of $10 million and outside of the United States we have coverage for amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, derivation, opposition or invalidity proceedings before U.S. or non-U.S. patent offices.

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

As of December 31, 2014, we were the owner of record of over 110 issued or granted U.S. and non-U.S. patents relating to OCA with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds, and methods of using these compounds in various indications. We were also the owner at that date of record of 28 pending U.S. and non-U.S. patent applications relating to OCA in these areas.

In addition, as of December 31, 2014, we were the owner of record of over 145 issued or granted U.S. and non-U.S. patents relating to our product candidates other than OCA, with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds and methods of using these compounds in various indications. We were also the owner of record of over 40 pending U.S. and non-U.S. patent applications relating to such other product candidates in these areas.

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference or derivation proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and such patent applications may be entitled to priority over our applications in such jurisdictions.

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

We have not yet registered all of our trademarks and failure to secure those registrations could adversely affect our business.

We have applied for a number of trademarks and service marks to further protect the proprietary position of our products. We have approximately ten pending trademark and service mark applications in the United States. Our trademark applications may not be allowed for registration or our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms. We cannot provide any assurances that any trademarks or service marks will be sufficient to prevent competitors from adopting similar names. The adoption of similar names by competitors could impede our ability to build brand identity and lead to customer confusion, which could adversely affect our sales or profitability.

In addition, we have not yet received approval from regulatory authorities for a proprietary name for any of our product candidates, including OCA, in any jurisdiction. Any proprietary name we propose to use with OCA in the United States and Europe must be approved by the FDA and EMA, respectively, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA and EMA typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or EMA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

Risks Related to Ownership of Our Common Stock

An active trading market in our common stock may not be maintained.

The trading market in our common stock has been extremely volatile. The quotation of our common stock on The NASDAQ Global Select Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of December 31, 2014, approximately 39.6% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities (other than FMR LLC, Carmignac Gestion and their respective affiliates) and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention.

On February 21, 2014 and February 28, 2014, purported shareholder class actions, styled Scot H. Atwood v. Intercept Pharmaceuticals, Inc. et al. and George Burton v. Intercept Pharmaceuticals, Inc. et al., respectively, were filed in the United States District Court for the Southern District of New York, naming us and certain of our officers as defendants. These lawsuits were filed by stockholders who claim to be suing on behalf of anyone who purchased or otherwise acquired our securities between January 9, 2014 and January 10, 2014. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The lawsuits allege that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from January 9, 2014 to January 10, 2014, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to our January 9, 2014 announcement that the FLINT trial had been stopped early based on a pre-defined interim efficacy analysis. Specifically, the lawsuits claim that our January 9, 2014 announcement was misleading because it did not contain information regarding certain lipid abnormalities seen in the FLINT trial in OCA-treated patients compared to placebo. On April 22, 2014, two individuals each moved to consolidate the cases and a lead plaintiff was subsequently appointed by the Court. On June 27, 2014, the lead plaintiff filed an amended complaint on behalf of the putative class as contemplated by the order of the Court. On August 14, 2014, the defendants filed a motion to dismiss the complaint, which has been opposed by the lead plaintiff. Oral arguments on the motion to dismiss were held on February 24, 2015. No decision has been made by the Court on the motion to dismiss. The lead plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees.

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

The trading price of our stock price has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in October 2012, the price of our common stock on The NASDAQ Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section, these factors include:

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

Genextra S.p.A., together with its affiliates, whom we refer to collectively as Genextra, is our largest stockholder. As of December 31, 2014, Genextra owned 6,454,953 shares of our common stock. The shares of common stock owned by Genextra represented approximately 30.1% of our outstanding common stock as of December 31, 2014. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

In the future, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share you paid for our shares. Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of existing stockholders and you may experience dilution. You may incur additional dilution upon the exercise of any outstanding stock options or vesting of restricted stock units or awards.

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

As of December 31, 2013 and 2014, we had net operating loss carryforwards, or NOLs, for federal income tax purposes of $104.7 million and $208.9 million, respectively, which expire from 2024 through 2033. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Internal Revenue Code, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have assessed whether one or more ownership changes as defined under Section 382 of the Internal Revenue Code have occurred since our inception and have determined that there have been at least two such changes. Accordingly, although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to utilize the aforementioned carryforwards may be limited due to other reasons. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and clinical development operations are located in New York, New York and San Diego, California, where we lease and occupy approximately 20,626 and 47,000 square feet of space, respectively.

On February 19, 2015, we entered into an underlease with Merck Sharp & Dohme Limited for our new office in the King’s Cross area of London, United Kingdom. The lease provides us with approximately 6,000 rentable square feet in London for office space. The lease term is anticipated to end in June 2019.

Item 3.	Legal Proceedings

See Item 1. “Business — Legal Proceedings” of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Market on October 11, 2012 under the symbol “ICPT”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for each quarter in the years ended December 31, 2013 and 2014.

Year Ended December 31, 2013	High	Low
First quarter	$42.67	$33.45
Second quarter	45.00	30.38
Third quarter	72.64	42.41
Fourth quarter	77.53	46.81

Year Ended December 31, 2014	High	Low
First quarter	$497.00	$65.22
Second quarter	339.67	209.00
Third quarter	349.08	208.00
Fourth quarter	264.92	128.50

Stockholders

As of January 31, 2015, there were 156 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock from October 11, 2012 through December 31, 2014 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on October 10, 2012 in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index and it assumes the reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*
Among Intercept Pharmaceuticals, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index

*	$100 invested on 10/10/2012 in stock or index. Fiscal Year ending December 31, 2014.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports during 2014, we did not sell any securities that were not registered under the Securities Act.

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

As of December 31, 2014, we used the net proceeds from the initial public offering for the following purposes and amounts:

•	research and development costs of $52.6 million, including preclinical, regulatory and clinical operations expenses;
•	general and administrative costs of $18.8 million, which include personnel and benefit costs as well as costs of operations; and
•	pre-commercialization activities of $7.3 million.

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except share and per share data)
Statement of Operations Data:
Licensing revenues	$—	$1,805	$2,446	$1,622	$1,742
Operating expenses:
Research and development	12,710	11,426	16,183	27,941	80,311
General and administrative	3,644	4,209	5,177	13,132	34,601
Total operating expenses	16,354	15,635	21,360	41,073	114,912
Loss from operations	(16,354)	(13,830)	(18,914)	(39,451)	(113,170)
Total other income (expense), net	1,266	1,093	(24,729)	(28,341)	(170,056)
Net loss	$(15,088)	$(12,737)	$(43,643)	$(67,792)	$(283,226)
Dividend on preferred stock, not declared	(2,901)	(3,000)	(2,630)	—	—
Net loss attributable to common stockholders	$(17,989)	$(15,737)	$(46,273)	$(67,792)	$(283,226)
Net loss per share, basic and diluted	$(5.40)	$(4.73)	$(7.36)	$(3.76)	$(13.63)
Weighted average shares outstanding, basic and diluted	3,329,666	3,329,666	6,283,238	18,028,731	20,784,438

	December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$15,424	$17,707	$110,194	$144,832	$239,724
Total assets	17,118	19,470	112,179	150,319	254,149
Accounts payable, accrued expenses and other liabilities	1,587	1,504	3,746	7,260	13,459
Warrant liability	6,881	5,836	30,359	50,112	—
Deferred revenue	—	14,608	12,162	10,541	9,799
Common and preferred stock	31	31	17	19	21
Additional paid-in capital	70,268	72,134	184,100	268,302	700,355
Accumulated deficit	(61,803)	(74,540)	(118,183)	(185,976)	(469,202)
Total stockholders’ equity (deficit)	8,318	(2,560)	65,912	82,406	230,891

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Our lead product candidate, obeticholic acid, or OCA, is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid, that selectively binds to and activates the farnesoid X receptor, or FXR, which we believe has broad liver-protective properties. OCA has been tested in five placebo-controlled clinical trials, including a Phase 3 clinical trial in patients with primary biliary cirrhosis, or PBC, and two Phase 2 clinical trials in patients with nonalcoholic fatty liver disease, or NAFLD, and nonalcoholic steatohepatitis, or NASH. OCA met the primary efficacy endpoint in each of these trials with statistical significance.

OCA recently received breakthrough therapy designation from the U.S. Food and Drug Administration, or FDA, for the treatment of NASH patients with liver fribrosis. OCA has also been granted fast track designation by the FDA for the treatment of patients with PBC who have an inadequate response to or are intolerant of ursodiol. OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and primary sclerosing cholangitis, or PSC.

Our most advanced development program for OCA is for PBC as a second line treatment for patients who have an inadequate response to or who are unable to tolerate standard of care therapy and therefore need additional treatment. PBC is a chronic autoimmune liver disease that, if inadequately treated, may eventually lead to cirrhosis, liver failure and death. In March 2014, we completed a Phase 3 clinical trial, known as the POISE trial, in which OCA achieved the primary endpoint for the treatment of PBC. We intend to use these results, along with two previously completed randomized Phase 2 clinical trials of OCA in PBC, as the basis for seeking the first regulatory approvals to market OCA in the United States and Europe. We initiated a rolling New Drug Application or NDA, submission with the FDA for OCA in PBC in December 2014 under the FDA’s accelerated approval pathway. We also plan to submit an application for marketing approval for OCA in PBC in Europe. We plan to complete our filings for marketing approval of OCA in PBC in the United States and Europe during the first half of 2015. If we receive marketing approval from regulatory authorities, we plan to initiate the commercial launch of OCA in PBC in the United States and certain European countries in 2016.

OCA achieved the primary endpoint in Phase 2b clinical trial for the treatment for NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We are planning to finalize the design of our Phase 3 clinical program in NASH in the second quarter of 2015, subject to the completion of our regulatory discussions with the FDA and the European Medicines Agency, or EMA, and then initiate the clinical program. We also intend to initiate a clinical trial in 2015 characterizing the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. Our collaborator, Sumitomo Dainippon Pharma Co. Ltd., or Sumitomo Dainippon, has completed enrollment in a 200-patient Phase 2 NASH clinical trial of OCA in Japan with a primary efficacy endpoint similar to that used in our Phase 2b FLINT trial, which is anticipated to be completed by the end of 2015.

Our net losses were approximately $43.6 million, $67.8 million and $283.2 million for the years ended December 31, 2012, 2013 and 2014, respectively. As of December 31, 2014, we had an accumulated deficit of approximately $469.2 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations and from the mark-to-market of our previously outstanding liability-classified warrants.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including expansion of our clinical, regulatory, and medical affairs infrastructure, conducting clinical trials of our product candidates, expansion of our manufacturing activities, providing general and administrative support for our operations, engaging in pre-commercialization activities and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception until December 31, 2014, we have funded our operations primarily through the private and public sales of preferred stock, common stock, convertible notes and warrants to purchase common stock and payments received under our collaboration agreements totaling $431.1 million (net of issuance costs of $22.9 million). In February 2015, we completed a follow-on public offering of 1,150,000 shares at a public offering price of $176.00 per share. After underwriting discounts and commissions and offering expenses, we estimate that the net proceeds from our February 2015 follow-on equity offering were approximately $191.2 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	complete the development of our lead product candidate, OCA, for the treatment of PBC, and continue the development of OCA in NASH, PSC and other patient populations;
•	seek to obtain regulatory approvals for OCA for PBC, NASH, PSC and other potential patient populations;
•	prepare for the potential commercialization of OCA in PBC, including establishing our sales, marketing and distribution capabilities and increasing our drug manufacturing activities;
•	continue development of our other product candidates, such as INT-767, and engage in other research and development activities;
•	maintain, expand and protect our intellectual property portfolio;
•	increase our product development, scientific, commercial and administrative personnel and expand our facilities and operations in the United States and abroad; and
•	operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital prior to the commercialization of OCA or any of our other product candidates. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

We have an administrative headquarters in New York, New York and an office in San Diego, California. In February 2015, we signed a lease for an office in London, United Kingdom. The Company has a wholly-owned subsidiary in Italy which acts as our legal representative for our clinical trials in the European Union to satisfy European Union regulatory requirements, and a wholly-owned subsidiary in the United Kingdom.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of products. All our revenue has been derived from our collaborative agreements for the development and commercialization of certain of our product candidates. We have entered into an exclusive licensing agreement with Sumitomo Dainippon for the development of OCA in Japan, China and Korea. Under the terms of the agreement, we have received up-front payments of $16.0 million, including $1.0 million upon the exercise by Sumitomo Dainippon of its option to add Korea to its licensed territories, and may be eligible to receive up to approximately $300 million in additional payments for development, regulatory and commercial sales milestones for OCA in Japan, China and Korea. As of March 2, 2015, we have achieved $1.0 million of the development milestones. In August 2011, we entered into a collaboration agreement with Servier for the discovery, research and development of bile acid-derived agonists, or substances that bind to receptors of cells and trigger responses by those cells, for a dedicated bile acid receptor called TGR5. Under the terms of the agreement, we received an up-front payment from Servier of $1.4 million. Servier may be required to pay us up to an aggregate amount of approximately €108 million (approximately $131.3 million as of December 31, 2014) upon the achievement of specified development, regulatory and commercial sales milestones, as well as royalties on sales, based on the successful outcome of the collaboration.

For accounting purposes, the up-front payments from both transactions are recorded as deferred revenue and amortized over time. We recognized $2.4 million, $1.6 million and $1.7 million in license revenue for the relevant amortization of up-front payments during the years ended December 31, 2012, 2013 and 2014, respectively. We anticipate that we will recognize revenue of approximately $1.8 million per year through 2020, for the amortization of the relevant up-front collaboration payments from Sumitomo Dainippon. We did not receive any milestone payments during 2012, 2013 or 2014 related to our collaboration agreements. In the future, we may generate revenue from a combination of license fees and other up-front payments, research and development payments, milestone payments, product sales and royalties in connection with our collaborations. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or our collaboration partners. If our collaboration partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of direct costs, personnel costs and indirect costs such as the following:

Direct costs:

•	fees paid to consultants and clinical research organizations, or CROs, including in connection with our preclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
•	costs related to activities associated with acquiring and manufacturing OCA; and
•	costs related to compliance with regulatory requirements.

Personnel costs:

•	salaries and related benefit expenses for personnel in research and development functions; and
•	costs related to stock compensation granted to personnel in research and development functions.

Indirect costs:

•	rent and other facilities-related costs; and
•	product-related legal costs.

We plan to increase our research and development expenses for the foreseeable future as we continue the development of OCA for the treatment of PBC, NASH and PSC and other indications and to further advance the development of our other product candidates, subject to the availability of additional funding. During the year ended December 31, 2014, we added 62 research and development personnel.

The table below summarizes our direct research and development expenses by program for the periods indicated. We do not allocate indirect costs related to our research and development function to specific product candidates. Those expenses are included in personnel costs in the table below.

	Years Ended December 31,
	2012	2013	2014
	(in thousands)
Direct research and development expense by program:
OCA	$10,495	$16,467	$51,316
INT-767	—	534	1,527
INT-777	52	49	—
Total direct research and development expense	10,547	17,050	52,843
Personnel costs	4,947	9,852	23,525
Indirect research and development expense	689	1,039	3,943
Total research and development expense	$16,183	$27,941	$80,311

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

OCA

The majority of our research and development resources are focused on completing our New Drug Application, or NDA, and Marketing Authorization Application, or MAA, filings for OCA for the treatment of PBC, which we currently plan to complete during the first half of 2015. We have incurred and expect to continue to incur significant expenses in connection with these efforts, including:

•	We completed our POISE trial of OCA in patients with PBC in March 2014 and expect to continue the long-term safety extension phase of the trial through 2019.
•	We initiated our clinical outcomes confirmatory trial for OCA in PBC in December 2014 and expect the trial to be completed on a post-marketing basis.

•	We conducted numerous Phase 1 clinical trials during 2014 in support of the PBC NDA and MAA filings.
•	We have contracted with third-party manufacturers to produce the quantities of OCA needed for regulatory approval as well as the necessary supplies for our other contemplated trials and are working to secure second manufacturers as part of our strategy to secure more than one approved supplier of OCA in the future. We are building commercial supplies, including supplies of the starting material for manufacturing OCA.
•	We have contracted with and plan to engage a number of consultants and other third party vendors in relation to our seeking of regulatory approval and have implemented and will implement various electronic software and systems in relation to our regulatory activities.

In addition, we are evaluating OCA in other chronic liver diseases, particularly NASH and PSC. We plan to finalize the design of our Phase 3 clinical program in NASH patients in the second quarter 2015, subject to the completion of our regulatory discussions with the FDA and European Medicines Agency, or EMA, and then initiate the clinical trial. We are planning a clinical trial characterizing lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. For PSC, we initiated a Phase 2 clinical trial in December 2014. As a result, we expect that our expenditures in connection with our NASH and PSC programs will increase significantly in future periods.

INT-767, INT-777 and Other TGR5 Agonists

We intend to continue to develop INT-767 (a dual FXR/TGR5 agonist) and INT-777 (a pure TGR5 agonist). Currently, we plan to continue with preclinical development of INT-767 through to the filing of an Investigational New Drug, or IND, application and, subject to the IND application becoming effective, plan to initiate a Phase 1 trial of INT-767 in healthy volunteers around year end 2015. We intend to continue development of INT-777 through potential collaborations with third parties over the next several years.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive and operational functions, including sales and marketing, finance, information technology, legal and human resources. Other significant general and administrative expenses include non-cash stock-based compensation expenses, expenses related to our OCA pre-commercialization activities, facilities costs, accounting and legal services, information technology and other expense of operating as a public company.

Our general and administrative expenses have increased and will continue to increase as we operate as a public company and due to the potential commercialization of our product candidates. We further plan on expanding our operations both in the United States and Europe, which will increase our general and administration expenses. We believe that these activities will result in increased costs related to the hiring of significant additional personnel, increased fees for outside consultants, lawyers and accountants and the addition of facilities. We have also incurred and may continue to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies with expanding operations and biopharmaceutical companies seeking to commercialize its product candidates. During the year ended December 31, 2014, we added 34 corporate and commercial personnel in support of our expansion in activities.

Other Income, Net

Other income, net consists of interest income earned on our cash, cash equivalents and investment securities, offset by management fees, capital base, franchise and real estate taxes.

Revaluation of Warrants

In conjunction with various financing transactions, we issued warrants to purchase shares of our common stock. As of December 31, 2014, all of the warrants have either been exercised or expired in accordance with their terms. Certain of the warrants that were outstanding during 2012, 2013 and 2014 included a provision that provided for a reduction in the warrant exercise price upon subsequent issuances of additional shares of common stock for consideration per share less than the applicable per share warrant exercise price. The warrants containing this provision were deemed to be derivative instruments and as such, were recorded as a liability and marked-to-market at each reporting period. Certain other warrants outstanding during 2012, 2013 and 2014 included a provision that required the shares underlying the warrants to be registered upon the completion of an initial public offering. As a result, these warrants were reclassified as a liability as of the date of our initial public offering and were also marked-to-market at each reporting date. The fair value estimates of these warrants were determined using a Black-Scholes option-pricing model and were based, in part, on subjective assumptions. Non-cash changes in the fair value of the common stock warrant liability from the prior period was recorded as a component of other income and expense.

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

While our significant accounting policies are more fully described in note 3 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

We have entered into collaboration agreements with Sumitomo Dainippon and Servier. The terms of these agreements include nonrefundable up-front licensing fees, in addition to potential milestone payments and royalties on any future product sales developed by the collaborators under our licenses. We assess these multiple elements in order to determine whether particular components of the arrangement represent separate units of accounting.

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

Our collaboration agreements also provide for potential milestone payments to us, none of which have been received as of December 31, 2014. As of March 2, 2015, we achieved $1.0 million of the development milestones under our collaboration agreement with Sumitomo Dainippon. Revenues from milestone payments, if they are non-refundable and considered substantive, are recognized upon successful accomplishment of the milestones. If milestones are not considered substantive, milestone payments are initially deferred and recognized over the remaining performance obligation.

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

Valuation of Stock-Based Compensation and Warrant Liability

Stock-Based Compensation

We record the fair value of stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs, issued to employees as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is the vesting period. For non-employees, we also record stock options, RSUs and RSAs at their fair value as of the grant date. We then periodically re-measure the awards to reflect the current fair value at each reporting period until the non-employee completes the performance obligation or the date on which a performance commitment is reached. Expense is recognized over the related service period.

Stock-based compensation expense has been reported in our statements of operations as follows:

	Years Ended December 31,
	2012	2013	2014
	(in thousands)
General and administrative	$1,637	$4,723	$8,418
Research and development	1,712	4,723	11,709
Total stock-based compensation	$3,349	$9,446	$20,127

We calculate the fair value of stock-options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. Our key assumptions are:

•	The expected volatility was estimated based upon the historical volatility information of peer companies for each respective reporting period. Because there was no public market for our common stock prior to October 11, 2012, we lacked company-specific historical and implied volatility information to estimate the volatility of our common stock price. We calculated expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status.
•	The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.
•	We determine the average expected life of stock options based on the simplified method in accordance with the Securities and Exchange Commission Staff Accounting Bulletin Nos. 107 and 110. We expect to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.
•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

We expect the impact of stock-based compensation to grow in future periods due to the potential increases in the value of our common stock, increased headcount and additional stock option and other equity grants.

We are required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest. Due to the lack of historical forfeiture activity of our plan, we expect to estimate our forfeiture rate based on peer company data with characteristics similar to our company. For 2012, 2013 and 2014, we used a forfeiture rate of five percent. There were no significant forfeitures through December 31, 2014.

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

Common Stock Warrant Liability

In conjunction with various financing transactions, we issued warrants to purchase shares of our common stock as discussed above under “Revaluation of Warrants.” The fair value of the underlying common stock was based on the Black-Scholes option-pricing model which required the use of subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants and the risk free interest rate. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of the warrants at each valuation date. We adjusted the fair values of the warrants at each financial reporting period end for any changes in fair value until the earlier of the exercise or expiration of the applicable common stock warrants.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2014

The following table summarizes our results of operations for the years ended December 31, 2013 and 2014, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Dollar Change	% Change
	2013	2014
		(in thousands)
Licensing revenue	$1,622	$1,742	$120	7%
Operating expenses:
Research and development	27,941	80,311	52,370	187%
General and administrative	13,132	34,601	21,469	163%
Loss from operations	(39,451)	(113,170)	(73,719)	187%
Warrant revaluation expense	(28,441)	(170,832)	(142,391)	501%
Other income, net	100	776	676	676%
Net loss	$(67,792)	$(283,226)	$(215,434)	318%

Licensing Revenue

For the years ended December 31, 2013 and 2014, we recorded a total of $1.6 million and $1.7 million, respectively, of licensing revenue from the amortization of up-front payments from our collaboration agreement with Sumitomo Dainippon.

Research and Development Expenses

Research and development expenses were $27.9 million and $80.3 million for the years ended December 31, 2013 and 2014, respectively. The net increase in research and development expenses was $52.4 million. This increase in research and development expense primarily reflects:

•	increased direct clinical trial costs for OCA of approximately $22.9 million;
•	additional personnel on our development team to manage the increased activities around our OCA development program, resulting in increased compensation and related benefits costs of approximately $6.7 million;
•	increased non-cash stock-based compensation expense of $7.0 million;
•	increased OCA manufacturing activities of approximately $6.4 million to support our commercial scale manufacturing and investment in clinical trial materials;
•	increased regulatory-related expenses, research-related expenses and clinical development-related expenses of approximately $5.5 million in support of our NDA and MAA filings anticipated to be completed in the first half of 2015; and
•	increased expenses related to our research and preclinical programs of $3.9 million.

General and Administrative Expenses

General and administrative expenses were $13.1 million and $34.6 million for the years ended December 31, 2013 and 2014, respectively. The increase in general and administrative expenses of $21.5 million was primarily due to:

•	increased expenses related to pre-commercialization activities of approximately $6.8 million;
•	additional personnel to manage our increased operational activities, resulting in increased compensation and related benefit costs of approximately $5.8 million;
•	increased operating costs such as legal, facilities and technology-related expenses of approximately $5.1 million; and
•	increased non-cash stock-based compensation expense of approximately $3.7 million.

Warrant Revaluation Expense

Our previously outstanding warrants were deemed to be derivative instruments that required liability classification and mark-to-market accounting. As such, at the end of each period, the fair values of the warrants were determined using a Black-Scholes option-pricing model, resulting in the recognition of losses of $28.4 million and $170.8 million for the years ended December 31, 2013 and 2014, respectively. These fluctuations in value were primarily due to the increase in the price of the common stock underlying the warrants offset by declines in the estimated life of the warrants and the changes in volatility of the shares of common stock underlying the warrants.

Other Income, Net

The change in other income, net reflects an increase in interest income primarily as the result of higher average investment balances during 2014 as compared to 2013.

Comparison of the Years Ended December 31, 2012 and 2013

The following table summarizes our results of operations for the years ended December 31, 2012 and 2013, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Dollar Change	% Change
	2012	2013
		(in thousands)
Licensing revenue	$2,446	$1,622	$(824)	(34)%
Operating expenses:
Research and development	16,183	27,941	11,758	73%
General and administrative	5,177	13,132	7,955	154%
Loss from operations	(18,914)	(39,451)	(20,537)	109%
Warrant revaluation expense	(24,626)	(28,441)	(3,815)	15%
Other income, net	88	100	12
Foreign currency loss	(192)	—	192
Net loss	$(43,644)	$(67,792)	$(24,148)	55%

Licensing Revenue

For the years ended December 31, 2012 and 2013, we recorded a total of $2.4 million and $1.6 million respectively, of licensing revenue, consisting of the up-front payments from our collaboration agreements.

Research and Development Expenses

Research and development expenses were $16.2 million and $27.9 million for the years ended December 31, 2012 and 2013, respectively. The net increase in research and development expenses was $11.8 million. This increase in research and development expense primarily reflects:

•	increased non-cash stock-based compensation expense of $3.0 million;
•	increased clinical trial costs of approximately $4.0 million;
•	additional personnel on our development team to manage the increased activities around our OCA development program, resulting in increased compensation and related benefits of approximately $1.9 million;
•	increased drug product costs including validation and analysis of approximately $1.4 million to support our commercial scale manufacturing;
•	an increase in expenses related to our research and preclinical programs of $1.2 million; and
•	a net increase in overall regulatory related expenses, research related expenses and clinical development related expenses in support of our NDA and MAA filings anticipated in first half of 2015 of approximately $800,000; offset by
•	decreased expense of $2.3 million payable by us to NIDDK relating to milestones under the NIDDK agreement, as all milestones were achieved and paid in 2012.

General and Administrative Expenses

General and administrative expenses were $5.2 million and $13.1 million for the years ended December 31, 2012 and 2013, respectively. The increase in general and administrative expenses of $7.9 million was mainly due to:

•	increased non-cash stock-based compensation of approximately $3.1 million;
•	additional personnel to manage the increased activities due to our operating as a public company, resulting in increased compensation, bonus, and related benefits of approximately $1.2 million;

•	increased pre-commercialization activities related to market research of approximately $1.8 million; and
•	increased operating costs related to operating as a public company of approximately $1.8 million.

Warrant Revaluation Expense

Our previously outstanding warrants were deemed to be derivative instruments that required liability classification and mark-to-market accounting. As such, at the end of each reporting period, the fair values of the warrants were determined using a Black-Scholes option–pricing model, resulting in the recognition of losses of $24.6 million and $28.4 million for the years ended December 31, 2012 and 2013, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2014, we had an accumulated deficit of $469.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling $431.1 million (net of issuance costs of $22.9 million), including $29.7 million in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering in October 2012, $61.2 million in net proceeds from our follow-on public offering in June 2013, $183.5 million in net proceeds from a follow-on public offering in April 2014 and the receipt of $17.4 million in up-front payments under our licensing and collaboration agreements with Sumitomo Dainippon and Servier. As of December 31, 2014, we had cash, cash equivalents and investment securities of $239.7 million. In February 2015, we completed a follow-on public offering of 1,150,000 shares at a public offering price of $176.00 per share. After underwriting discounts and commissions and offering expenses, we estimate that the net proceeds from our February 2015 follow-on equity offering were approximately $191.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Years Ended December 31,
	2012	2013	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(15,749)	$(28,006)	$(87,738)
Investing activities	(64,857)	(70,214)	(96,585)
Financing activities	108,418	66,072	190,983
Effect of exchange rate changes	(7)	—	—
Net increase (decrease) in cash and cash equivalents	$27,805	$(32,148)	$6,660

Operating Activities.  Net cash used in operating activities of $15.7 million during the year ended December 31, 2012 was primarily a result of our $43.6 million net loss and net changes in our operating assets and liabilities of $592,000, offset by the add-back of non-cash expenses of $24.6 million for warrant liability revaluation, $3.3 million for stock-based compensation, $210,000 for depreciation and $192,000 foreign currency loss.

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

Net cash used in operating activities of $87.7 million for the year ended December 31, 2014 was primarily a result of our $283.2 million net loss and net changes in operating assets and liabilities of $699,000 offset by the add-back of non-cash expense of $170.8 million for warrant liability revaluation, $20.1 million for stock-based compensation, $443,000 for depreciation and the amortization of interest premium of $3.4 million.

Investing Activities.  Net cash used in investing activities during the year ended December 31, 2012 primarily reflected our net investment of proceeds of the Series C financing and the initial public offering in securities, offset slightly by the redemptions of certificates of deposits.

For the year ended December 31, 2013, net cash used in investing activities reflects the net investment of the proceeds from the June 2013 follow-on public offering of $61.2 million and expenditures for leasehold improvements of $1.6 million as a result of our move to our new corporate headquarters.

For the year ended December 31, 2014, net cash used in investing activities reflects the net investment of the proceeds from the April 2014 follow-on public offering of $183.5 million and expenditures for leasehold improvements of $4.6 million as a result of the relocation of our San Diego facility.

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

Net cash provided by financing activities in the year ended December 31, 2014 consisted primarily of net proceeds of $183.5 million from the completion of our follow-on public offering in April 2014 and $7.5 million from the exercise of options and warrants to purchase common stock.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize OCA or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing collaborative development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We have incurred and expect to incur additional costs associated with operating as a public company and further plan on expanding our operations both in the United States and Europe. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

As of December 31, 2014, we had $239.7 million in cash, cash equivalents and investment securities. We estimate that the net proceeds from our February 2015 follow-on equity offering were approximately $191.2 million, after underwriting discounts and commissions and estimated offering expenses. We currently project adjusted operating expenses in the range of $180 million to $200 million in the fiscal year ending December 31, 2015, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the clinical development program for OCA in PBC, NASH and PSC, the expansion of our clinical, regulatory, medical affairs and commercial infrastructure in the United States and Europe, increased OCA manufacturing activities, as well as the continued development of INT-767 and other preclinical pipeline programs. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under U.S. generally accepted accounting principles, or GAAP. Adjusted operating expense is a financial measure not calculated in accordance with GAAP. See “Non-GAAP Financial Measures” for more information. Accordingly, we will continue to require substantial additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialization of our products under development.

Due to the many variables inherent to the development and commercialization of novel therapies and our rapid growth and expansion, we currently cannot accurately and precisely predict the duration beyond 2015 over which we expect our cash and cash equivalents (including the net proceeds from our February 2015 follow-on equity offering) to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents, including the net proceeds from our February 2015 follow-on equity offering, will be sufficient for us to:

•	expand our clinical, regulatory, medical affairs and commercial infrastructure in the United States and Europe;
•	continue and expand our clinical development programs for OCA in PBC, NASH and PSC, such as initiating and/or continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, our planned clinical trial characterizing lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients, our ongoing Phase 2 clinical trial of OCA for PSC, and our ongoing confirmatory clinical outcomes trial of OCA in PBC;
•	advance the continued development of INT-767, including the completion of IND-enabling preclinical studies for INT-767 and the initiation of a Phase 1 clinical trial, and other preclinical compounds;
•	complete the filings for our NDA and MAA for OCA in PBC, but not complete our filings for marketing authorization in any other indication;
•	increase OCA manufacturing activities, including investing in supply chain and product development, preparing for PBC commercial launch and planning for the continuation of our clinical program in NASH, but not manufacture the supply needed for any potential commercial launch of OCA in NASH; and
•	prepare for and, if we obtain marketing approval on a timely basis, initiate the commercial launch of OCA in PBC in both the United States and certain European countries in 2016, but not commercially launch OCA in PBC in other countries across the world.

Accordingly, we will continue to require substantial additional capital to continue our clinical development, commercialization and other activities. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialization of our products under development.

The amount and timing of our future requirements will depend on may factors including:

•	the willingness of the FDA and the EMA to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for the review and marketing approval of OCA for PBC;
•	the progress, costs, results of and timing of our recently initiated confirmatory clinical outcomes trial of OCA for the treatment of PBC, the completion of which we expect will not be a condition to the receipt of marketing approval in the United States or the European Union;
•	the design of our planned Phase 3 clinical program for OCA in NASH and the progress, costs, results of and timing of the Phase 3 program and other supporting trials and studies necessary to support anticipated filings for marketing approval in NASH, including the sufficiency of one pivotal clinical trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA for the treatment of NASH;

•	the progress, costs, results of and timing of clinical development of OCA for other indications, including our Phase 2 trial of OCA in PSC and biliary atresia;
•	the significant expansion of our operations, personnel and the size of our company and our need to continue to expand;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development, such as INT-767 and INT-777;
•	the ability of our product candidates to progress through pre-clinical and clinical development successfully and in a timely manner;
•	the expansion of our research and development activities;
•	the costs and timing of commercialization activities, including product sales, marketing and distribution, for any of our product candidates that receive marketing approval;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our product candidates;
•	market acceptance of our product candidates;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire additional management, scientific and medical, commercial and other qualified personnel and the substantial cost of retaining such additional personnel;
•	the effect of competing technological and market developments;
•	our plan to expand our operations into Europe and the manner in which we implement our expansion plan;
•	our need to implement and maintain internal systems, software and infrastructure, including those to assist in our financial and reporting, clinical development and commercialization efforts and to support our existing and expanding personnel; and
•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating leases	$20,279	$1,899	$4,810	$5,004	$8,566
Purchase obligations	16,914	12,053	4,861	—	—
Total	$37,193	$13,952	$9,671	$5,004	$8,566

We lease general and administrative office space in New York, New York and San Diego, California pursuant to operating leases that expire in 2024 and 2019, respectively. In October 2013, we entered into a lease agreement in New York City for our corporate headquarters, providing 11,124 square feet of space. We leased an additional 9,502 square feet in December 2014. The lease for our New York City office will expire in July 2024.

In May 2014, the Company entered into a lease agreement with The Irvine Company LLC for approximately 47,000 square feet in San Diego for office space. The lease ends in September 2019; however, we have an option to further extend the lease for an additional five year term at market rates prevailing at such time.

On February 19, 2015, we entered into an underlease with Merck Sharp & Dohme Limited for our new office in the King’s Cross area of London, United Kingdom. The lease provides us with approximately 6,000 rentable square feet in London for office space. The lease term is anticipated to end in June 2019. The annual rent is £470,608, payable quarterly. We are also required to pay value added tax, or VAT, on the rent. We will be responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by us. As security for the underlease, we have provided the landlord with a rent deposit in the amount of £705,912, plus applicable VAT. The amount of the deposit may be reduced to £470,608 within 30 days after April 30, 2016 if there are no outstanding payments due and there are no material breaches of the underlease that have not been unremedied in respect of which a drawdown notice has been served and has expired. The lease became effective after December 31, 2014 and is not included in the table above.

We are a party to license and research and development agreements with universities and other third parties, as well as patent assignment agreements, under which we have obtained rights to patents, patent applications and know-how. We enter into contracts in the normal course of business with CROs for clinical trials, clinical and commercial supply manufacturing, with vendors for preclinical research studies and for other services and products for operating purposes. Our agreements generally provide for termination within 30 days of notice. Such agreements are cancelable contracts and not included in the table of contractual obligations and commitments. We have included as purchase obligations our commitments under agreements to the extent they are quantifiable and are not cancelable.

Under our agreement with Sumitomo Dainippon, we are required to use our commercially reasonable efforts to develop OCA outside of the territories in which Sumitomo Dainippon has a license under the agreement. As these amounts are not quantifiable, they are not included in the table above.

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

Our commitments as of December 31, 2014 under our consulting agreement with Professor Pellicciari for the compounds relating to the Servier agreement and our research and development agreement with TES Pharma Srl are reflected in the table above. In October 2013, our agreements with TES Pharma Srl and our agreement with Professor Pellicciari for the compounds relating to the Servier agreement were extended until September 2015. All the commitments under our consulting agreement with Professor Pellicciari and our agreement with TES Pharma Srl, in each case, for the compounds related to the Servier agreement are covered by the reimbursement provisions under our agreement with Servier.

Net Operating Losses

As of December 31, 2013 and 2014, we had federal net operating loss carryforwards, or NOLs, for federal income tax purposes of $104.7 million and $208.9 million, respectively, which expire from 2024 through 2032. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Internal Revenue Code occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have assessed whether one or more ownership changes as defined under Section 382 of the Internal Revenue Code have occurred since our inception and have determined that there have been at least two such changes. Accordingly, although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Securities and Exchange Commission rules.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915) — Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. Previous reporting requirements for a DSE, including inception-to-date information, will no longer apply. For public business entities, the amendments to ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has elected to early adopt this ASU.

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

Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, RSUs and warrants to purchase common stock. Potentially dilutive common stock equivalents totaled approximately 2,864,303 shares, 2,511,287 shares and 1,495,254 shares for the years ended December 31, 2012, 2013 and 2014, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investment securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investment securities. If a 10% change in interest rates were to have occurred on December 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We do not believe that our cash and cash equivalents and available for sale investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and available for sale investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

We contract with CROs and investigational sites in Europe, Canada and Australia. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2012, 2013 or 2014.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014 based on those criteria.

In 2013, the Committee of Sponsoring Organizations, or COSO, updated its 1992 Internal Control — Integrated Framework which is relied on to achieve compliance with the Sarbanes-Oxley Act. The new framework requires 17 principles of internal control to be present and functioning before an entity can assess that it has adequate control over financial reporting. We delayed the implementation of the 2013 framework until 2015, primarily because of the implementation of a new enterprise resource planning system effective January 1, 2015. We believe the additional time to implement the 2013 framework will provide us the time to evaluate and address the risks to our organization in view of our changing size and global presence.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control, that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2015 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2015 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2015 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2015 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2015 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: March 2, 2015	By: /s/ Mark Pruzanski, M.D. Mark Pruzanski President and Chief Executive Officer (Principal Executive Officer)
Date: March 2, 2015	By: /s/ Barbara Duncan Barbara Duncan Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ Mark Pruzanski Mark Pruzanski	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
/s/ Barbara Duncan Barbara Duncan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
/s/ Jonathan Silverstein Jonathan Silverstein	Chairman of the Board of Directors	March 2, 2015
/s/ Srinivas Akkaraju, M.D., Ph.D. Srinivas Akkaraju, M.D., Ph.D.	Director	March 2, 2015
/s/ Luca Benatti, M.D. Luca Benatti, M.D.	Director	March 2, 2015
/s/ Paolo Fundaro Paolo Fundaro	Director	March 2, 2015
/s/ Sanj K. Patel Sanj K. Patel	Director	March 2, 2015
/s/ Glenn Sblendorio Glenn Sblendorio	Director	March 2, 2015
/s/ Klaus Veitlinger, M.D., Ph.D. Klaus Veitlinger, M.D.	Director	March 2, 2015
/s/ Nicole Williams Nicole Williams	Director	March 2, 2015

INTERCEPT PHARMACEUTICALS, INC.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intercept Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2012, 2013 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercept Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the years ended December 31, 2012, 2013 and 2014 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intercept Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of Intercept Pharmaceuticals, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intercept Pharmaceuticals, Inc.:

We have audited Intercept Pharmaceuticals, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2012, 2013, and 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 2, 2015

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$13,363,185	$20,022,927
Investment securities, available-for-sale	131,468,797	219,700,890
Prepaid expenses and other current assets	2,732,556	6,104,017
Total current assets	147,564,538	245,827,834
Fixed assets, net	1,672,295	5,851,756
Security deposits	1,081,747	2,469,343
Total assets	$150,318,580	$254,148,933
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$7,259,805	$13,459,489
Short-term portion of deferred revenue	1,621,622	1,781,620
Total current liabilities	8,881,427	15,241,109
Long-term liabilities:
Long-term portion of deferred revenue	8,918,916	8,017,301
Long-term portion of warrant liability	50,112,137	—
Total liabilities	67,912,480	23,258,410
Stockholders’ equity:
Common stock. 25,000,000 and 35,000,000 shares authorized; 19,389,610, and 21,415,243 shares issued and outstanding as of December 31, 2013 and December 31, 2014, respectively; par value $0.001 per share	19,390	21,415
Additional paid-in capital	268,302,617	700,354,657
Accumulated other comprehensive income (loss), net	59,853	(283,835)
Accumulated deficit	(185,975,760)	(469,201,714)
Total stockholders’ equity	82,406,100	230,890,523
Total liabilities and stockholders’ equity	$150,318,580	$254,148,933

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2013	2014
Licensing revenue	$2,446,105	$1,621,627	$1,741,618
Costs and expenses:
Research and development	16,182,564	27,941,507	80,310,535
General and administrative	5,177,129	13,131,839	34,601,297
Total costs and expenses	21,359,693	41,073,346	114,911,832
Other income (expense):
Revaluation of warrants	(24,625,598)	(28,441,066)	(170,831,872)
Foreign currency loss on liquidation	(191,733)	—	—
Other income, net	87,848	100,375	776,132
	(24,729,483)	(28,340,691)	(170,055,740)
Net loss	$(43,643,071)	$(67,792,410)	$(283,225,954)
Dividends on preferred stock, not declared	(2,630,435)	—	—
Net loss attributable to common stockholders	$(46,273,506)	$(67,792,410)	$(283,225,954)
Net loss per share, basic and diluted	$(7.36)	$(3.76)	$(13.63)
Weighted average shares outstanding, basic and diluted	6,283,238	18,028,731	20,784,438

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2012	2013	2014
Net loss	$(43,643,071)	$(67,792,410)	$(283,225,954)
Other comprehensive (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(21,451)	81,304	(368,600)
Reclassification for recognized gains on marketable investment securities during the period recognized in other income, net	—	—	24,912
Foreign currency translation adjustments	184,500	—	—
Net unrealized gains (losses) on marketable investment securities	$163,049	$81,304	$(343,688)
Comprehensive loss	$(43,480,022)	$(67,711,106)	$(283,569,642)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity
For the Periods December 31, 2012, 2013 and 2014

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	(12,737,654)	—	(12,737,654)
Balance – December 31, 2011	13,888,889	$13,889	13,888,889	$13,889			3,329,666	$3,330	$72,133,893	$(74,540,279)	$(184,500)	$(2,559,778)
Stock-based compensation:
Directors and employees	—	—	—	—	—	—	—	—	2,436,430	—	—	2,436,430
Consultants	—	—	—	—	—	—	—	—	912,559	—	—	912,559
Private placement – August 9, 2012					15,000,000	15,000	—	—	29,715,000	—	—	29,730,000
Preferred shares converted to common stock	(13,888,889)	(13,889)	(13,888,889)	(13,889)	(15,000,000)	(15,000)	7,403,817	7,404	35,374	—	—	—
Issuance of common stock from initial public offering, net of underwriting fees and issuance costs	—	—	—	—	—	—	5,750,000	5,750	78,764,246	—	—	78,769,996
Warrants converted to common stock	—	—	—	—	—	—	43,402	43	1,018,172	—	—	1,018,215
Reclassification of warrants from equity to liabilities		—	—	—	—	—	—	—	(915,535)	—	—	(915,535)
Other comprehensive gain	—	—	—	—	—	—	—	—	—	—	163,049	163,049
Net loss	—	—	—	—	—	—	—	—	—	(43,643,071)	—	(43,643,071)
Balance – December 31, 2012	—	—	—	—	—	—	16,526,885	$16,527	$184,100,139	$(118,183,350)	$(21,451)	$65,911,865
Stock-based compensation:
Directors and employees	—	—	—	—	—	—	—	—	6,818,436	—	—	6,818,436
Consultants	—	—	—	—	—	—	—	—	2,627,659	—	—	2,627,659
Issuance of common stock from public offering, net of underwriting fees and issuance costs	—	—	—	—	—	—	1,989,500	1,990	61,167,347	—	—	61,169,337
Warrants converted to common stock	—	—	—	—	—	—	235,418	235	8,695,585	—	—	8,695,820
Net proceeds from exercise of stock options	—	—	—	—	—	—	637,808	638	4,893,451	—	—	4,894,089
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	81,304	81,304
Net loss	—	—	—	—	—	—	—	—	—	(67,792,410)		(67,792,410)
Balance – December 31, 2013	—	—	—	—	—	—	19,389,611	$19,390	$268,302,617	$(185,975,760)	$59,853	$82,406,100
Stock-based compensation:
Directors and employees	—	—	—	—	—	—	—	—	15,250,509	—	—	15,250,509
Consultants	—	—	—	—	—	—	—	—	4,876,285	—	—	4,876,285
Issuance of common stock from public offering, net of underwriting fees and issuance costs	—	—	—	—	—	—	600,000	600	183,474,622	—	—	183,475,222
Warrants converted to common stock	—	—	—	—	—	—	834,758	835	220,943,174	—	—	220,944,009
Net proceeds from exercise of stock options	—	—	—	—	—	—	590,874	591	7,507,450	—	—	7,508,040
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(343,688)	(343,688)
Net loss	—	—	—	—	—	—	—	—	—	(283,225,954)	—	(283,225,954)
Balance – December 31, 2014	—	—	—	—	—	—	21,415,243	$21,415	$700,354,657	$(469,201,714)	$(283,835)	$230,890,523

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net loss	$(43,643,071)	$(67,792,410)	$(283,225,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency loss on liquidation	191,733	—	—
Revaluation of warrants	24,625,598	28,441,066	170,831,872
Stock-based compensation	3,348,989	9,446,095	20,126,794
Amortization of investment premium	118,180	1,614,882	3,366,224
Depreciation	201,323	105,683	442,797
Loss on the disposal of property and equipment	—	—	20,913
Changes in:
Prepaid expenses, other current assets and security deposits	(387,690)	(1,714,130)	(4,759,057)
Accounts payable, accrued expenses and other current liabilities	2,241,575	3,514,032	6,199,684
Deferred revenue	(2,446,105)	(1,621,627)	(741,617)
Net cash used in operating activities	(15,749,468)	(28,006,409)	(87,738,344)
Cash flows from investing activities:
Redemptions of certificates of deposit	3,328	—	—
Purchases of investment securities	(65,940,976)	(125,825,108)	(204,343,743)
Sales of investment securities	1,119,075	57,240,679	112,401,738
Purchases of equipment, improvements, and furniture and fixtures	(38,795)	(1,629,140)	(4,643,171)
Net cash used in investing activities	(64,857,368)	(70,213,569)	(96,585,176)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	108,499,996	61,169,337	183,475,222
Payments of capital lease obligation	(81,762)	—	—
Proceeds from exercise of options	—	4,894,089	7,508,040
Proceeds from exercise of warrants	—	8,097	—
Net cash provided by financing activities	108,418,234	66,071,523	190,983,262
Effect of exchange rate changes	(7,233)	—	—
Net increase in cash and cash equivalents	27,804,165	(32,148,456)	6,659,742
Cash and cash equivalents – beginning of period	17,707,476	45,511,641	13,363,185
Cash and cash equivalents – end of period	$45,511,641	$13,363,185	$20,022,927
Supplemental disclosures of non-cash activities:
Issuance of common stock for cashless warrant exchange	$1,018,215	$8,695,585	$220,944,009
Cash paid during the year for interest	$4,234	$—	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview of Business

Intercept Pharmaceuticals, Inc. (“Intercept” or the “Company”), is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic liver with high unmet medical need utilizing its proprietary bile acid chemistry. The Company’s product candidates have the potential to treat orphan and more prevalent liver diseases for which there currently are limited therapeutic solutions.

The Company has its administrative headquarters in New York, New York and an office in San Diego, California. In February 2015, we signed a lease for an office in London, United Kingdom. The Company has a wholly-owned subsidiary in Italy which acts as the Company’s legal representative for its clinical trials in the European Union to satisfy European Union regulatory requirements and a wholly-owned subsidiary in the United Kingdom. Intercept was incorporated in Delaware in September 2002.

On September 13, 2012, the board of directors of the Company approved, and on September 25, 2012 the stockholders of the Company approved, a one-for-5.7778 reverse stock split of the Company’s outstanding common stock, which was effected on September 26, 2012.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding.

2. Basis of Presentation

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

3. Summary of Significant Accounting Policies

A. Principles of Consolidation

The consolidated financial statements include the accounts of Intercept and its subsidiaries, including Intercept Italia S.R.L. and Intercept Pharma Europe LTD. The activities of the subsidiaries is not considered material to these financial statements. All intercompany balances and transactions have been eliminated in consolidation.

B. Cash and Cash Equivalents

The Company considers all highly liquid securities with a maturity of three months or less at acquisition to be cash equivalents.

C. Investment Securities

Investment securities are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported in other comprehensive income (loss). The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are also included in other income, net. The cost of securities sold is based on the specific identification method.

D. Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities are carried at cost which management believes approximates fair value because of the short term maturity of these instruments.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

E. Concentration of Credit Risk

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

F. Fixed Assets

Fixed assets are stated at cost, and depreciated over the estimated useful life of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of three to seven years for equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the asset’s useful life or the life of the lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

G. Impairment of Long-Lived Assets

Long-lived assets consist of fixed assets. The Company evaluates long-lived assets for impairment when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

H. Revenue Recognition

All of the Company’s revenue during the periods covered by these financial statements has been derived from its research and development and licensing collaborations. These agreements include non-refundable up-front fees and the potential for research, development, regulatory and commercial milestone fees, as well as royalties on sales of licensed products, if and when such product sales occur. As of December 31, 2014, the Company has received only up-front fees from its collaborations.

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

I. Research and Development Expenses

Research and development costs that do not have alternative future use are charged to expense as incurred. This includes the cost of conducting clinical trials, compensation and related overhead for employees and consultants involved in research and development and the cost of the Company’s manufacturing activities to supply ongoing and future clinical trials and preclinical studies as well as preparations for commercialization of OCA.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

J. Stock-based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of the grant. Restricted stock units and restricted stock awards are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award. Generally stock options fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation for consultants on a mark-to-market basis which is updated on a quarterly basis.

K. Warrants to Purchase Common Stock

In conjunction with various financing transactions, the Company issued warrants to purchase the Company’s common stock. Certain of the warrants included a so-called “down round” provision that provided for a reduction in the warrant exercise price if there were subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices and certain warrants contained a provision that required the underlying shares to be registered upon an initial public offering (IPO). These warrants were deemed to be derivative instruments and as such, were recorded as a liability and were marked-to-market at each reporting period using the Black-Scholes option pricing model. The Company estimated the fair values of the warrants at each reporting period using a Black-Scholes option-pricing model that used the inputs detailed in note 9 and the contractual terms of the warrants. Management concluded, under the Company’s facts and circumstances, that the estimated fair values of the warrants using the Black-Scholes option-pricing model approximates, in all material respects, the values determined using a binomial valuation model. The estimates in the Black-Scholes option-pricing model and the binomial valuation model are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants. Changes in the fair value of the common stock warrant liability from the prior period were recorded as a component of other income and expense.

L. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) and warrants using the treasury stock method.

M. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. The Company establishes a valuation allowance when it believes it is more likely than not deferred tax assets will not be realized.

The Company determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred assets at that time. At December 31, 2013 and 2014, the Company maintained a full valuation allowance on its deferred tax assets.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

At any one time the Company’s tax returns for numerous tax years are subject to examination by U.S., federal, state and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not to be sustained.

N. Segments

The Company operates in one segment. The Company is a biopharmaceutical company focused on discovering, developing and commercializing treatments for chronic liver and intestinal diseases utilizing its proprietary bile acid chemistry.

O. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most of the existing revenue recognition requirements in the U.S. GAAP when it becomes effective. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915) — Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. Previous reporting requirements for a DSE, including inception-to-date information, will no longer apply. For public business entities, the amendments to ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has elected to early adopt this ASU.

4. Significant Agreement

Sumitomo Dainippon Pharma Co., Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon to research, develop and commercialize obeticholic acid (OCA) as a therapeutic for the treatment of primary biliary cirrhosis (PBC) and nonalcoholic steatohepatitis (NASH) in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval for OCA for NASH in Japan, $10.0 million for receiving marketing approval for OCA for NASH in China, and up to $5.0 million for receiving marketing approval for OCA for PBC in the United States. As of March 2, 2015, we achieved $1.0 million of the development milestones under our collaboration agreement with Sumitomo Dainippon. The sales milestones are based on aggregate sales amounts of OCA and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. Sumitomo Dainippon is also required to make royalty payments ranging

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Significant Agreement  – (continued)

from the tens to the twenties in percent based on net sales of OCA products in the Sumitomo Dainippon territory. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon has the option to add several other Asian countries to its territory to pursue OCA for additional indications. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories.

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and the Korea option are being recognized ratably over this period. During the years ended December 31, 2012, 2013 and 2014, the Company recorded revenue of approximately $1.6 million, $1.6 million and $1.7 million, respectively, in “Licensing Revenue” in its Consolidated Statement of Operations for the Company’s efforts under the agreement during 2012, 2013, and 2014. The Company did not achieve any of the milestones relating to the agreement and did not recognize any revenue related to such milestones. The Company has determined that each potential future development, regulatory and sales milestone is substantive.

5. Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2013 and December 31, 2014:

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$13,363	$—	$—	$13,363
Investment securities:
Commercial paper	7,993	1	—	7,994
Corporate debt securities	115,704	115	(59)	115,760
Municipal securities	1,051	1	—	1,052
U.S. government and agency securities	6,657	6	—	6,663
Total investments	131,405	123	(59)	131,469
Total cash, cash equivalents and investments	$144,768	$123	$(59)	$144,832

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$20,023	$—	$—	$20,023
Investment securities:
Commercial paper	7,995	—	(1)	7,994

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Investments  – (continued)

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	203,988	19	(282)	203,725
U.S. government and agency securities	7,998	—	(16)	7,982
Total investments	219,981	19	(299)	219,701
Total cash, cash equivalents and investments	$240,004	$19	$(299)	$239,724

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments aggregated by investment category and length of time that individual securities have been in the position:

	As of December 31, 2013
	Less than 12 months		12 Months or greater		Total
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$9,515	$(2)	$31,312	$(57)	$40,827	$(59)
Total	$9,515	$(2)	$31,312	$(57)	$40,827	$(59)

	As of December 31, 2014
	Less than 12 months		12 Months or greater		Total
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$86,221	$(63)	$81,561	$(219)	$167,782	$(282)
Commercial paper	4,994	(1)	—	—	4,994	(1)
U.S. government and agency securities	—	—	4,481	(16)	4,481	(16)
Total	$91,215	$(64)	$86,042	$(235)	$177,257	$(299)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2013	2014
	(in thousands)
Prepaid expenses	$1,277	$3,547
Interest receivable	834	1,455
Contract receivable	506	1,091
Certificates of deposit	78	—
Refundable tax credits	38	11
Prepaid expenses and other current assets	$2,733	$6,104

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives (Years)	December 31,
		2013	2014
		(in thousands)
Office equipment and software	3	$364	$799
Leasehold improvements	Over life of lease	1,156	3,321
Furniture and fixtures	7	445	2,410
Subtotal		1,965	6,530
Less: accumulated depreciation and amortization		(293)	(679)
Fixed assets, net		$1,672	$5,851

Depreciation and amortization expense for the years ended December 31, 2012, 2013 and 2014 was $201,000, $106,000 and $443,000, respectively.

8. Accounts Payable, Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2013	2014
	(in thousands)
Accounts payable	$3,196	$3,129
Accrued employee compensation	2,158	3,985
Accrued contracted services and other	1,906	6,345
Accounts payable, accrued expenses and other liabilities	$7,260	$13,459

9. Warrants to Purchase Common Stock

The Company’s activity related to warrants to purchase shares of common stock of the Company is noted in the table below.

	Warrants to Purchase Common Stock	Weighted Average Exercise Price
Warrants issued and outstanding as of December 31, 2012	1,161,965	$9.43
Warrants exercised in 2013	(287,709)	6.62
Warrants expired in 2013	(8,875)	5.77
Warrants issued and outstanding as of December 31, 2013	865,381	$10.40
Warrants exercised in 2014	(865,381)
Warrants expired in 2014	—
Warrants issued and outstanding as of December 31, 2014	—	$—

The warrants that required the underlying shares to be registered upon an IPO met the criteria to be a derivative upon the closing of the IPO in October 2012. The fair values of the warrants are reflected in the accompanying balance sheets and were determined using the Black-Scholes option-pricing model using the following weighted average assumptions.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Warrants to Purchase Common Stock  – (continued)

	December 31,
	2012	2013
Stock price	$34.24	$68.28
Expected dividend yield	—%	—%
Expected term (in years)	1.72	1.07
Risk free interest rate	0.22%	0.15%
Expected volatility	84.01%	57.26%

The expected term was based on the remaining term of each warrant. The risk free interest rate is based on the rate for U.S. Treasury securities for the expected term of each warrant valued. The expected volatility was estimated solely based on historical volatility information of peer companies that was publicly available in 2012 and based upon a blend of the historical volatility information of peer companies and the Company’s own volatility for 2013.

On April 10, 2014, all the Company’s remaining warrants to purchase a total of 865,381 shares of its common stock were exercised on a cashless basis into 834,758 shares of the Company’s common stock and as such no further revaluations are required.

10. Fair Value Measurements

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

The Company’s cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of the Company’s investments are classified within Level 3 of the fair value hierarchy. The Company’s warrant liability had been valued pursuant to the discussion in note 9 above and thus was included in Level 3.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Fair Value Measurements  – (continued)

Financial assets and liabilities, carried at fair value are classified in the tables below in one of the three categories described above:

	Total	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2013
Assets:
Money market funds	$8,216	$8,216	$—	$—
Available for sale securities:				—
Commercial paper	7,994	—	7,994	$—
Corporate debt securities	115,760	—	115,760	—
U.S. government and agency securities	6,663	—	6,663	—
Municipal securities	1,052	—	1,052	—
Total financial assets:	$139,685	$8,216	$131,469	$—
Liabilities:
Warrants to purchase common stock	$(50,112)	$—	$—	$(50,112)
Total financial liabilities	$(50,112)	$—	$—	$(50,112)
December 31, 2014
Assets:
Money market funds	$21,284	$21,284	$—	$—
Available for sale securities:
Commercial paper	7,994	—	7,994	—
Corporate debt securities	203,725	—	203,725	—
U.S. government and agency securities	7,982	—	7,982	—
Total financial assets:	$240,985	$21,284	$219,701	$—

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities, U.S. government and agency securities, and municipal securities) as of December 31, 2013 and 2014, respectively, by contractual maturity, are as follows:

	Fair Value as of December 31,
	2013	2014
	(in thousands)
Due in one year or less	$56,044	$130,159
Due after one year through 2 years	75,425	89,542
Total investments in debt securities	$131,469	$219,701

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity and Preferred Stock

Common Stock

As of December 31, 2014, the Company had 35,000,000 authorized shares of common stock, $0.001 par value per share.

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

In April 2014, the Company completed a public offering of 1,000,000 shares of its common stock, of which 600,000 shares were sold by the Company and 400,000 shares were sold by certain selling stockholders, at a public offering price of $320.00 per share. The shares were registered pursuant to a registration statement on Form S-3. After underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of approximately $183.5 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

In February 2015, the Company completed a public offering of 1,150,000 shares of its common stock at a public offering price of $176.00 per share. The shares were registered pursuant to a registration statement on Form S-3. After underwriting discounts and commissions and estimated offering expenses, the Company received net proceeds of approximately $191.2 million.

Dividends

The holders of common stock are entitled to receive dividends from time to time as declared by the Board of Directors. The Company has not declared any cash dividends on its common stock, and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company intends to retain all available funds and any future earnings to fund the development and expansion of its business. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon a number of factors, including the results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors the board of directors deems relevant.

Voting

The holders of shares of common stock are entitled to one vote for each share held with respect to all matters voted on by the stockholders of the Company.

Preferred Stock

As of December 31, 2014, the Company had 5,000,000 authorized shares of preferred stock, $0.001 par value per share, of which none are issued.

12. Stock Compensation

The 2012 Equity Incentive Plan (2012 Plan) became effective upon the pricing of the IPO in October 2012. At the same time, the 2003 Stock Incentive Plan (2003 Plan) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

The estimated fair value of the options that have been granted under the 2003 and 2012 Plans is determined utilizing the Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Compensation  – (continued)

and RSAs that have been granted under the 2012 Plan is determined utilizing the closing stock price on the date of grant. There were 409,914 and 745,275 shares available for grant remaining under the 2012 Plan at December 31, 2013 and 2014, respectively. On January 1, 2013, 2014 and 2015 the numbers of shares reserved for issuance under the 2012 Plan was increased by 661,075, 775,584, 856,609 shares, respectively, as a result of the automatic increase in shares reserved pursuant to the terms thereof.

Stock-based compensation expense for the years ended December 31, 2012, 2013 and 2014 includes compensation expense for employee, director and consultant stock option grants and restricted stock grants as follows:

	Years Ended December 31,
	2012	2013	2014
	(in thousands)
Stock options expense:
Employees and directors	$2,162	$5,173	$12,148
Consultants	822	2,275	3,700
	2,984	7,448	15,848
Restricted stock expense (RSUs and RSAs):
Employees and directors	307	1,646	3,102
Consultants	58	352	1,177
	365	1,998	4,279
Total	$3,349	$9,446	$20,127

Stock Options

The Company estimated the fair value of stock options granted in the periods presented using a Black-Scholes option-pricing model utilizing the following assumptions:

Years Ended December 31,
	2012	2013	2014
Volatility	107 – 115%	95 – 115%	70 – 150%
Expected term (in years)	5.0 – 6.0	5.3 – 6.1	4.0 – 7.0
Risk-free rate	0.7 – 0.8%	0.9 – 3.0%	1.3 – 2.7%
Expected dividend yield	—%	—%	—%

The stock price for options granted prior to the IPO was determined based on a valuation of the Company’s common stock. For options granted after the IPO, the stock price is the closing price on the date of grant. The risk-free interest rate was based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life for options was based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110 as the Company does not have sufficient historical exercise data due to the limited period of time the Company’s shares have been publicly traded. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

For the years ended December 31, 2012, 2013 and 2014, the Company granted to its employees and directors a total of 213,991, 584,550 and 452,424 stock options, respectively. For the years ended December 31, 2012, 2013 and 2014, the Company granted to its consultants a total of 16,441, 23,250 and 3,232 stock options, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Compensation  – (continued)

The Company’s combined outstanding employee and non-employee option activity for the period from December 31, 2013 through December 31, 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,524,837	$			$71,608
Granted	393,769		$215.53		$9,148
Exercised	(469,224)		$16.20		$118,354
Cancelled/forfeited	(11,435)		$77.62		$2,090
Expired	(1,892)		$9.56		$277
Outstanding at December 31, 2014	1,436,055		$75.81	7.7	$141,506
Expected to vest	1,332,439		$66.09	7.6	$138,913
Exercisable	673,347		$16.92	6.5	$93,648

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those shares that had exercise prices lower than the deemed fair value of the Company’s common stock. As of December 31, 2014, the total compensation cost related to non-vested awards not yet recognized is approximately $53.8 million with a weighted average remaining vesting period of 3.05 years. The weighted-average grant date fair value of options granted during the year ended December 2014 is $163.16.

In April 2014, the Company issued 57,063 performance-based options to certain employees to purchase common stock that will vest upon the achievement of certain regulatory milestones related to OCA at future dates. In November 2014, the Company issued an additional 10,839 performance-based options that will vest upon the achievement of the same regulatory milestones noted above. As of December 31, 2014, the achievement of the milestones was not deemed to be probable and no share-based compensation expense was recognized for these performance-based options.

The following table summarizes additional information about stock options outstanding:

December 31, 2014
Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
$8.00 – $25.00	573,602	6.2	$56,521	523,473	6.1	$72,804
$25.01 – $75.00	505,803	8.0	49,841	149,874	8.0	20,844
$75.01 – $175.00	158,358	10.0	15,604
$175.01 – $275.00	107,613	9.3	10,604
$275.01 – $375.00	75,379	9.1	7,428
$375.01 – $500.00	15,300	9.1	1,508
	1,436,055		$141,506	673,347		$93,648

The total intrinsic value of options exercised in 2014 was approximately $118.4 million. The total fair value of shares that vested in 2014 was $12.9 million.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Compensation  – (continued)

Restricted Stock Units and Awards

The following table summarizes the aggregate activities in relation to RSU and RSA activity for the years ended December 31, 2013, and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested Shares at December 31, 2013	121,069	$25.30	$8,267
Granted	61,887	$228.45	$14,183
Exercised	(61,502)	$32.36	$13,648
Cancelled/forfeited	(2,106)	$221.51	$495
Non-vested Shares at December 31, 2014	119,348	$131.03	$18,618

As of December 31, 2014, there was $12.7 million of unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted average of 3.09 years. The weighted average remaining contract life of the non-vested shares as of December 31, 2014 is 8.8 years.

The following table summarizes additional information about non-vested RSUs and RSAs outstanding:

	Number of Shares	Price	Intrinsic Value (in thousands)
Employees and directors	112,571	$21.50 – $288.21	$17,561
Consultants	6,777	$21.50 – $266.01	1,057
Outstanding at December 31, 2014	119,348		$18,618

13. Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be resolved. The effect of a change in tax rates or laws on deferred tax assets and deferred tax liabilities is recognized in operations in the period that includes the enactment date of the rate change.

The deferred tax asset or liability represents future tax return consequences of those differences, which will be taxable when the assets and liabilities are recovered or settled. The provision for income taxes may differ from the actual expense that would result from applying the federal statutory rate to income before taxes because certain income for financial reporting purposes is not taxable and certain expenses for financial reporting purposes are not deductible for tax purposes. At December 31, 2013 and December 31, 2014, the Company had available net operating loss carryforwards to reduce future taxable income of approximately $104.7 million and $208.9 million, respectively, for tax reporting purposes. These carryforwards expire between 2024 and 2033. The ability of the Company to utilize its net operating losses in future years is subject to limitation in accordance with provisions of Section 382 of the Internal Revenue Code due to previous ownership changes; however, these changes have not resulted in material limitations to the Company’s ability to utilize the net operating losses. The Company’s combined federal, state and city deferred tax asset of approximately $42.1 million, $60.2 million and $104.7 million at December 31, 2012, 2013 and 2014, respectively, resulted from the tax effects of net operating losses and differences between the book and tax bases for the share-based compensation and depreciation. The Company does not have any deferred tax liabilities. Since the Company has not yet achieved sustained profitable operations, management believes its deferred tax assets do not satisfy the more-likely-than-not realization criteria and has provided an allowance for the full amount of the tax asset. As a result, the Company has not recorded any income tax benefit since its inception.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments

Facility Leases

In October 2013, the Company entered into a lease agreement to provide the Company with 11,124 rentable square feet (the Primary Space) in New York City for its corporate headquarters. The rent for the Primary Space (without giving effect to any rent abatements) for the first year was approximately $801,000 and will increase by two percent annually until the end of the fifth lease year, at which point the annual rent will increase to approximately $940,000, and subsequently increase by two percent annually until July 2024, the termination date. In accordance with the terms of the lease agreement, an additional 9,502 rentable square feet (the Additional Space) were added to the Company’s lease in December 2014. The rent for the Additional Space (without giving effect to any rent abatements) for the first year is approximately $684,000 and will increase by two percent annually until the end of the fifth year, at which point the annual rent will increase to approximately $803,000 for the sixth lease year, and subsequently increase by two percent annually until the termination date. Under the terms of the lease, the Company was required to provide the landlord with a letter of credit in an amount equal to approximately $801,000 prior to entering into the lease, and $684,000 on the commencement of the lease for the Additional Space.

In May 2014, the Company entered into a lease agreement with The Irvine Company LLC for approximately 47,000 square feet in San Diego for office space. The lease term commenced in September 2014 and is scheduled to end in September 2019; however, the Company has an option to further extend the lease for an additional five year term at market rates prevailing at such time. The rent for the first year will be approximately $875,000 without giving effect to rent abatements and the rent will gradually increase every 12 months during the lease term. During the first nine months, the Company receives a partial rent abatement from the landlord. The landlord provided the Company with an allowance of approximately $2.4 million for improvements to the office space. Pursuant to the terms of the San Diego lease, the Company provided the landlord with a letter of credit for $874,000, which will decrease at certain times during the term of the lease.

Rent expense under operating leases for facilities for the years ended December 31, 2012, 2013 and 2014 was approximately $332,000, $624,000 and $1.7 million, respectively. As of December 31, 2014, minimum operating lease payments under non-cancelable leases, as amended, are as follows:

Year Ending December 31,	Amount
(in thousands)
2015	$1,899
2016	2,276
2017	2,534
2018	2,620
2019	2,384
Thereafter	8,348
Total future minimum operating lease payments	$20,061

15. Related Party Transactions

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

In connection with the April 2014 secondary offering, pursuant to the third amended and restated stockholders agreement, the Company reimbursed the selling stockholders for the expenses related to the offering (other than any underwriting discounts and commissions), including approximately $70,000 for the legal fees of the selling stockholders.

16. Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Years Ended December 31,
	2012	2013	2014
	(in thousands, except share and share amounts)
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(46,274)	$(67,792)	$(283,226)
Denominator:
Weighted average shares outstanding, basic and diluted	6,283,238	18,028,731	20,784,438
Net loss per share, basic and diluted	$(7.36)	$(3.76)	$(13.63)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2012, 2013 and 2014, as they would have been anti-dilutive:

	December 31,
	2012	2013	2014
	(in thousands)
Options	1,526	1,525	1,436
Restricted stock units	176	121	119
Warrants to purchase common stock	1,162	865	—
Total	2,864	2,511	1,555

17. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the years ended December 31, 2013 and 2014;

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except for per share amounts)
2013
Licensing revenue	$405	$405	$405	$405	$1,622
Total costs and expenses	7,229	8,023	11,508	14,313	41,073
Net loss	(10,210)	(13,477)	(31,737)	(12,368)	(67,792)
Net loss per common share – basic and diluted	$(0.62)	$(0.79)	$(1.65)	$(0.64)
2014
Licensing revenue	$405	$445	$445	$445	$1,742
Total costs and expenses	19,944	22,874	36,517	35,577	114,912
Net income (loss)	$(246,029)	$33,470	$(35,843)	$(34,824)	$(283,226)

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Data (unaudited)  – (continued)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except for per share amounts)
Net income (loss) per common share:
Basic	$(12.61)	$1.60	$(1.69)	$(1.63)
Diluted	(12.61)	1.51	(1.69)	(1.63)

18. Litigation

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

The lawsuits allege that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from January 9, 2014 to January 10, 2014, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to the Company’s January 9, 2014 announcement that the FLINT trial had been stopped early based on a pre-defined interim efficacy analysis. Specifically, the lawsuits claim that the January 9, 2014 announcement was misleading because it did not contain information regarding certain lipid abnormalities seen in the FLINT trial in OCA-treated patients compared to placebo. On April 22, 2014, two individuals each moved to consolidate the cases and a lead plaintiff was subsequently appointed by the Court. On June 27, 2014, the lead plaintiff filed an amended complaint on behalf of the putative class as contemplated by the order of the Court. On August 14, 2014, the defendants filed a motion to dismiss the complaint, which has been opposed by the lead plaintiff. Oral arguments on the motion to dismiss were held on February 24, 2015. No decision has been made by the Court on the motion to dismiss. The lead plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. Additional complaints may be filed against the Company and its directors and officers related to its disclosures.

The Company believes that it has valid defenses to the claims in the lawsuit and intends to deny liability and defend itself vigorously. There can be no assurance, however, that the Company will be successful. At this time, no assessment can be made as to the likely outcome of this action or whether the outcome will be material to the Company. Therefore, the Company has not accrued for any loss contingencies related to this lawsuit.

The Company may become subject to claims and assessments from time to time in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2012, 2013 and 2014, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

19. Subsequent Events

On February 19, 2015, the Company entered into an underlease with Merck Sharp & Dohme Limited for the Company’s new office in the King’s Cross area of London, United Kingdom. The lease will provide the Company with approximately 6,000 rentable square feet in London for office space. The lease term is anticipated to end in June 2019.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Subsequent Events  – (continued)

The annual rent is £470,608, payable quarterly. We are also required to pay value added tax (VAT) on the rent. The Company will be responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by the Company. As security for the underlease, the Company has provided the landlord with a rent deposit in the amount of £705,912, plus applicable VAT. The amount of the deposit may be reduced to £470,608 within 30 days after April 30, 2016 if there are no outstanding payments due and there are no material breaches of the underlease that have not been unremedied in respect of which a drawdown notice has been served and has expired.

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	10/16/12	001-35668
3.1.2	Amendment to Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	07/22/2014	001-35668
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	10/16/12	001-35668
4.1	Form of Common Stock Certificate of the Registrant		Form S-8 (Exhibit 4.3)	11/07/12	333-184810
4.2	Third Amended and Restated Stockholders Agreement by and among the Registrant, the holders of the Registrant’s convertible preferred stock, the Registrant’s founders and certain other investors, dated August 9, 2012		Form S-1 (Exhibit 4.2)	09/04/12	333-183706
Equity Compensation Plans
10.1.1	Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.1)	09/04/12	333-183706
10.1.2	Form of Nonstatutory Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.2)	09/04/12	333-183706
10.1.3	Form of Incentive Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.3)	09/04/12	333-183706
10.1.4	Amendment to Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.4)	09/04/12	333-183706
10.2.1	Form of 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.1)	09/27/12	333-183706
10.2.2	Form of Stock Option Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	09/27/12	333-183706
10.2.3	Form of Stock Option Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	09/27/12	333-183706
10.2.4	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.4)	09/27/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.2.5	Form of Restricted Stock Unit Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.5)	09/27/12	333-183706
10.2.6	Form of Restricted Stock Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.3)	05/09/14	001-35668
10.2.7	Form of Restricted Stock Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.4)	05/09/14	001-35668
10.3	Non-Employee Director Compensation Policy+		Form 10-Q (Exhibit 10.1)	05/09/14	001-35668
Agreements with Executive Officers and Directors
10.4.1	Amended and Restated Employment Agreement by and between the Registrant and Mark Pruzanski, dated May 14, 2013+		Form 10-Q (Exhibit 10.5)	05/14/13	001-35668
10.4.2	Non-Competition and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated June 20, 2006+		Form S-1 (Exhibit 10.4.2)	09/04/12	333-183706
10.4.3	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated December 31, 2009+		Form S-1 (Exhibit 10.4.3)	09/04/12	333-183706
10.5.1	Amended and Restated Employment Agreement by and between the Registrant and Barbara Duncan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.12)	05/14/13	001-35668
10.5.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Barbara Duncan, effective as of May 16, 2009+		Form S-1 (Exhibit 10.5.2)	09/04/12	333-183706
10.6.1	Amended and Restated Employment Agreement by and between the Registrant and David Shapiro, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.11)	05/14/13	001-35668
10.6.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and David Shapiro, dated March 31, 2008+		Form S-1 (Exhibit 10.6.2)	09/04/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.7.1	Amended and Restated Employment Agreement by and between the Registrant and Daniel Regan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.9)	05/14/13	001-35668
10.7.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Daniel Regan, dated March 4, 2013+		Form 10-K (Exhibit 10.7.2)	04/01/13	001-35668
10.8	Amended and Restated Consulting Agreement between the Registrant and Luciano Adorini, dated as of May 14, 2013+		Form 10-Q (Exhibit 10.13)	05/14/13	001-35668
10.9	Employment Agreement by and between the Registrant and Rachel McMinn, effective as of April 30, 2014+		Form 10-Q (Exhibit 10.2)	05/09/14	001-35668
10.10	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		Form S-1 (Exhibit 10.7)	09/04/12	333-183706
Lease Agreements
10.10	Lease Agreement between Jamestown 405 West 15th Street, L.P. and the Registrant, dated October 15, 2013		Form 8-K (Exhibit 10.1)	10/21/13	001-35668
10.11	Lease Agreement between The Irvine Company LLC and the Registrant, dated May 1, 2014		Form 8-K (Exhibit 10.1)	05/01/14	001-35668
10.12	Underlease between the Registrant and Merck Sharp & Dohme Limited, dated February 19, 2015		Form 8-K (Exhibit 10.1)	02/24/15	001-35668
Agreements with Respect to Collaborations, Licenses, Research and Development
10.13	License Agreement by and between the Registrant and Sumitomo Dainippon Pharma Co. Ltd., dated March 29, 2011*		Amendment No. 1 to Form S-1 (Exhibit 10.10)	09/27/12	333-183706
Other Exhibits
21.1	Subsidiaries of the Registrant, Intercept Italia S.r.l, an Italian entity and Intercept Pharma Europe Ltd., a United Kingdom entity	X
23.1	Consent of KPMG LLP, independent registered public accounting firm	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Intercept Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.