Form 10-K/A
period 2014-12-31
INTERCEPT PHARMACEUTICALS INC
filed 2015-04-30
CIK 1270073

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2014 was approximately $2,970,850,843.

As of April 15, 2015, there were 24,065,477 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed on March 2, 2015, or the Original Filing, by Intercept Pharmaceuticals, Inc., a Delaware corporation. We are filing this Amendment to present the information required by Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Each of our directors are elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of nine members, all of whom were elected as directors at our 2014 Annual Meeting of Stockholders.

The following table sets forth certain biographical information about our directors, and the qualifications, experiences and skills considered in determining that each such person should serve as a director, as of April 30, 2015:

Name	Age	Position(s) with the Company
Jonathan T. Silverstein(3)	48	Chairman of the Board
Mark Pruzanski, M.D.	47	President, Chief Executive Officer and Director
Srinivas Akkaraju, M.D., Ph.D.(2)(3)	47	Director
Luca Benatti, Ph.D.(1)	54	Director
Paolo Fundaro(2)(3)	41	Director
Sanj K. Patel(2)	45	Director
Glenn Sblendorio(1)	59	Director
Klaus Veitinger, M.D., Ph.D.(2)(3)	53	Director
Nicole S. Williams(1)	70	Director

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and governance committee

Jonathan T. Silverstein has served as a member of our board of directors since August 2012 and is our chairman. Since 1998, Mr. Silverstein has been a member of OrbiMed Advisors LLC, an asset management firm solely focused in healthcare with several billion dollars in assets under management. Prior to OrbiMed, Mr. Silverstein was a director of life sciences in the investment banking department at Sumitomo Bank. Mr. Silverstein currently serves on the board of directors of a number of private companies. From 2008 until 2011, Mr. Silverstein was a director of NxStage Medical, Inc. Since 2009, Mr. Silverstein has been a member of the board of directors of Roka Biosciences, Inc., which went public in 2014. From 2010 to 2014, Mr. Silverstein has served as a director of Relypsa, Inc. Since 2014, Mr. Silverstein has been a member of the board of directors of Ascendis Pharma AS. Mr. Silverstein has a B.A. in economics from Denison University and a J.D. and M.B.A. from the University of San Diego.

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

Srinivas Akkaraju, M.D., Ph.D. has served as a member of our board of directors since October 2012. Dr. Akkaraju has been a general partner of Sofinnova Ventures since April 2013. From January 2009 until April 2013, Dr. Akkaraju was a managing director of New Leaf Venture Partners, L.L.C. From 2006 to 2008, Dr. Akkaraju served as a managing director at Panorama Capital, LLC, a private equity firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Prior to co-founding Panorama Capital, he was with J.P. Morgan Partners, which he joined in 2001 and of which he became a partner in 2005. From 1998 to 2001, he was in business and corporate development at Genentech, Inc. (a wholly owned member of the Roche Group), a biotechnology company, most recently as senior manager. Dr. Akkaraju received his M.D. and a Ph.D. in Immunology from Stanford University. He received his undergraduate degrees in Biochemistry and Computer Science from Rice University. Dr. Akkaraju serves and has served on the boards of directors and board committees of numerous public and private companies. Dr. Akkaraju serves as a director of Seattle Genetics, Inc., Versartis Inc., ZS Pharma, Inc. and aTyr Pharma, Inc. Previously, Dr. Akkaraju served as a director on the boards of Barrier Therapeutics, Inc., Eyetech Pharmaceuticals, Inc. and Synageva Biopharma Corp., all publicly traded biotechnology companies, and Amarin Corporation plc, a foreign publicly traded biotechnology company.

We believe that Dr. Akkaraju’s scientific background, coupled with experience in private equity and venture capital investing, qualify him to serve as a member of our board of directors.

Luca Benatti, Ph.D. has served as a member of our board of directors since 2014. Dr. Benatti has over 25 years of experience in the biopharmaceutical industry and has been serving as the chief executive officer and a director of EryDel S.p.A., a drug delivery company specializing in the development of drugs and diagnostics, since June 2012. From 1999 until May 2012, Dr. Benatti was the founder and chief executive officer and a member of the board of directors of Newron Pharmaceuticals S.p.A., a company listed on the Swiss Exchange. Dr. Benatti rejoined the board of directors of Newron in March 2014 as an outside director. Under his guidance, Newron developed a pipeline of potential therapies, with its most advanced compound, safinamide, recently approved in Europe and under regulatory review in the United States for the treatment of Parkinson’s disease. He also was instrumental in finalizing multimillion licensing deals with Merck Serono, Meiji Seika and Zambon, and in the acquisition of Hunter Fleming, a U.K.-based biotechnology company. Dr. Benatti graduated from and performed his post-doctoral training at Milano Genetics Institute. He is the vice president and member of the board of Assobiotec, the Italian Biotech Association, chairman of the scientific advisory board of Zambon Pharma S.p.A. and member of the jury of the European Biotechnica Award. He has authored several scientific publications and holds a number of patents.

We believe that Dr. Benatti’s scientific background, together with his significant experience in drug development, financing, business development and regulatory matters at other biopharmaceutical companies, qualify him to serve on our board of directors.

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

Sanj K. Patel has served as a member of our board of directors since 2014. Mr. Patel has served as the president and chief executive officer and a director of Synageva Biopharma Corp. since June 2008. He took Synageva public on the NASDAQ Global Market in November 2011 and has raised over $1 billion in capital since 2009. Mr. Patel has over 20 years of experience in the pharmaceutical and biotechnology industries and has a combination of scientific, clinical and commercial skills. Mr. Patel joined Synageva from Genzyme Corporation (1999 – 2008) where, most recently, he was the head of U.S. sales, marketing and commercial operations for Genzyme’s lysosomal storage disorder franchise and led the U.S. launch of Myozyme, in addition to having sales and marketing responsibility for Cerezyme, Fabrazyme and Aldurazyme. Mr. Patel was also responsible for clinical operations and development for all cross-business Genzyme products and was instrumental in the path to commercialization for several treatments. Mr. Patel obtained his BSc with honors in pure and applied biology (biotechnology) from the University of the South Bank, London. He completed his post-graduate business and management and research studies at Ealing College, London, and the Wellcome Foundation, respectively. Mr. Patel is a member of the board of directors for the Sarcoma Foundation of America.

We believe that Mr. Patel’s significant experiences in corporate strategy, drug development, regulatory and commercial matters and his various senior management roles in the biopharmaceutical industry, including leading organizations developing treatments for diseases with high unmet needs, qualify him to serve as a member of our board of directors.

Glenn Sblendorio has served as a member of our board of directors since 2014. Mr. Sblendorio is the chief financial officer and president and a director of The Medicines Company. From March 2006 to February 2012, he served as chief financial officer and executive vice president of The Medicines Company. From November 2005 until he joined The Medicines Company, Mr. Sblendorio served as a consultant to a company in the pharmaceutical industry. Previously, Mr. Sblendorio was executive vice president and chief financial officer of Eyetech Pharmaceuticals, Inc. from February 2002 until it was acquired by OSI Pharmaceuticals, Inc. in November 2005. Mr. Sblendorio’s pharmaceutical experience also includes 12 years at Hoffmann-LaRoche, Inc., a pharmaceutical company, in a variety of senior financial positions, including vice president, finance of Roche Molecular Systems and head of finance-controller for Amgen/Roche Europe. Mr. Sblendorio currently serves as a director of Amicus Therapeutics, Inc. and Ophthotech Corporation, both of which are public biopharmaceutical companies. Mr. Sblendorio received his B.B.A. from Pace University and his M.B.A. from Fairleigh Dickinson University.

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

Klaus Veitinger, M.D., Ph.D., has served as a member of our board of directors since August 2012. Since October 2007, Dr. Veitinger has been a venture partner at OrbiMed Advisors LLC, an asset management firm solely focused in healthcare with several billion dollars in assets under management. During his prior 16-year pharmaceutical career, Dr. Veitinger held senior management positions in drug development, licensing and business development, strategic planning and mergers and acquisitions, as well as general management. Prior to joining OrbiMed Advisors LLC, Dr. Veitinger was a member of the executive board of Schwarz Pharma AG and the chief executive officer of Schwarz Pharma Inc. with responsibility for the U.S. and Asia businesses, until the sale of the Schwarz Group in 2006. Dr. Veitinger has served and currently serves on the boards of directors of several private and public companies in the life sciences sector. Dr. Veitinger is currently a director of Relypsa, Inc. Previously, Dr. Veitinger was also a director of PhRMA for seven years. Dr. Veitinger earned his medical degree and doctorate (Ph.D.) in pathophysiology from the University of Heidelberg and has a U.S. medical certification. He earned his M.B.A. at INSEAD in France.

We believe that Dr. Veitinger possesses specific attributes that qualify him to serve as a member of our board of directors, including his significant experience in corporate strategy, drug development, regulatory and commercial matters, as well as his experience in general management of biopharmaceutical companies.

Nicole S. Williams has served as a member of our board of directors since 2008. Ms. Williams has 17 years of experience as a chief financial officer of public and private global companies. Ms. Williams formerly was the chief financial officer of Abraxis Bioscience Inc., a biopharmaceutical company, and president of Abraxis Pharmaceutical Products, a division of Abraxis Bioscience Inc., positions she assumed upon the merger of American Pharmaceutical Partners, Inc. and American Bioscience Inc. in April 2006. From 2002 to 2006, Ms. Williams was the executive vice president and chief financial officer of American Pharmaceutical Partners and in December 2005, assumed additional responsibilities as president of American Pharmaceutical Partners. Ms. Williams is the President of the Nicklin Capital Group, Inc., a firm she founded in 1999 that invests in and provides consulting to early stage technology companies in the Midwest United States. From 1992 to 1999, Ms. Williams was the executive vice president, chief financial officer and corporate secretary of R.P. Scherer Corporation in Troy, Michigan. She currently serves as a director of Progenics Pharmaceuticals, Inc., where she is also the chair of the audit committee and a member of the nominating and governance committee. Ms. Williams was previously a member of the board of Orchid Cellmark, Inc., where she was also the chair of the audit committee and a member of the compensation committee. Since 2012, Ms. Williams has been a Board Leadership Fellow of the National Association of Corporate Directors (NACD), which is the highest level of credentialing for corporate directors by the NACD. Ms. Williams received her Demi-License es Science Politique from the University of Geneva, Switzerland, her License es Science Politique from the Graduate Institute of International Affairs, University of Geneva, Switzerland and her M.B.A. from the Graduate School of Business, University of Chicago.

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

There are no family relationships between or among any of our directors. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

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

Board Determination of Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with Intercept, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Dr. Pruzanski, our chief executive officer, are “independent directors” as defined by The NASDAQ Stock Market. Our board of directors also determined that Messrs. Fundaro and Silverstein and Drs. Akkaraju and Veitinger, who comprise our nominating and governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Ms. Williams, Dr. Benatti and Mr. Sblendorio satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our compensation committee, our board of directors has determined that Drs. Akkaraju and Veitinger and Messrs. Fundaro and Patel satisfy the independence standards for such committee established by Rule 10C-1 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable.

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

Audit Committee

The audit committee of our board of directors currently has three members: Ms. Williams (Chairperson), Dr. Benatti and Mr. Sblendorio. With respect to our audit committee, our board of directors has determined that each member of the audit committee satisfies the independence standards for such committee established by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Exchange Act, the SEC and NASDAQ Marketplace Rules, as applicable. Our board of directors has determined that Ms. Williams is an audit committee financial expert, as defined by the rules of the SEC, and satisfies the financial sophistication requirements of applicable NASDAQ rules.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors as of April 30, 2015.

Name	Age	Position(s)
Luciano Adorini, M.D.	65	Chief Scientific Officer
Lisa Bright	47	Chief Commercial and Corporate Affairs Officer
Barbara Duncan	50	Chief Financial Officer and Treasurer
Rachel McMinn, Ph.D.	42	Chief Business and Strategy Officer
David Shapiro, M.D.	60	Chief Medical Officer and Executive Vice President, Development

Luciano Adorini, M.D. has served as our chief scientific officer since 2008. Dr. Adorini has over 20 years of industry experience. From January 2002 through December 2007, Dr. Adorini served as chief scientific officer at BioXell S.p.A., where he was responsible for advancing a broad pipeline of products in multiple disease indications. From January 1993 to December 2001, he served as associate director of Roche Milano Ricerche, where he contributed to the development of several drugs. Earlier in his career, Dr. Adorini was research director of a unit at the Preclinical Research Center, Sandoz Pharma, Ltd., in Basel, Switzerland. Dr. Adorini has authored over 300 journal articles and other scientific publications, becoming a highly cited researcher in immunology, with a focus on immunosuppressive and immunoregulatory mechanisms in the treatment of inflammatory and autoimmune diseases. He is a board member of a number of peer-reviewed publications and has served as president of the Italian Society of Immunology, Clinical Immunology and Allergology. Dr. Adorini received his M.D. degree from the Medical School of Padova University and conducted postdoctoral studies at the University of California at Los Angeles.

Lisa Bright has served as our chief commercial and corporate affairs officer since February 2015. She has over 25 years of experience in the biopharmaceutical industry. Ms. Bright joined Intercept in November 2014 as the Head of Europe. Prior to joining Intercept, Ms. Bright worked at Gilead Sciences Ltd. starting in 2008, where she held positions of increasing responsibility, including: general manager United Kingdom & Ireland; vice president, Northern Europe; vice president, head of Sovaldi launch planning for Europe, Asia, Middle East and Australasia; and vice president, government affairs Europe, Middle East and Australasia. Prior to holding these positions, Ms. Bright held a range of senior positions at GlaxoSmithKline plc, including vice president and managing director of New Zealand and vice president — sales for the United Kingdom. Ms. Bright has a B.Sc. in pharmacology from University College London.

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

Rachel McMinn has served as our chief business and strategy officer since March 2015. Dr. McMinn joined Intercept as chief strategy officer in 2014. Since 2009 until joining Intercept, she was a managing director at Bank of America Merrill Lynch, working as the lead research analyst covering the biotechnology industry. Previously, Dr. McMinn worked at Cowen and Company as a lead biotechnology analyst and started her career as a biotechnology analyst at Piper Jaffray & Co. She graduated magna cum laude with a Bachelor of Arts degree in chemistry from Cornell University, a Ph.D. in molecular and cellular biology and chemistry from The Scripps Research Institute, and was awarded a post-doctoral Miller fellowship at the University of California, at Berkeley.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the reports furnished to us and written representations that no other reports were required, during the fiscal year 2014, all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except for the following Forms 4 which were filed late: Form 4 of Mark Pruzanski filed on August 6, 2014 reporting the exercise of stock options and the sale of shares of common stock on August 1, 2014; Forms 4 of Luciano Adorini, Daniel Regan and Klaus Veitinger filed on August 15, 2014 reporting the exercise of stock options and the sale of shares of common stock on August 12, 2014; and Form 4 of Srinivas Akkaraju filed on November 14, 2014 reporting the vesting of restricted stock units and the conversion thereof into shares of common stock on October 16, 2014.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Overview

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers for 2014. In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow. Our “named executive officers” for the year ended December 31, 2014 were as follows:

Name	Title
Dr. Mark Pruzanski	Chief Executive Officer and President
Barbara Duncan	Chief Financial Officer and Treasurer
Dr. David Shapiro	Chief Medical Officer and Executive Vice President, Development
Dr. Rachel McMinn	Chief Business and Strategy Officer
Daniel Regan	Chief Commercial Officer*

*	Mr. Regan ceased to be employed with us in March 2015.

2014 Performance Highlights

In 2014, we successfully achieved multiple important corporate and product development milestones that we believe contributed to enhancing stockholder value. Success in achieving these milestones enabled us to continue to develop obeticholic acid, or OCA, for both primary biliary cirrhosis, or PBC, and nonalcoholic steatohepatitis, or NASH, and prepare for the planned commercial launch, subject to obtaining required regulatory approvals, of OCA in PBC in the United States and certain European countries in 2016. In particular:

•	We received positive results of our Phase 3 trial of OCA in PBC, known as POISE, where OCA was shown to have met the primary efficacy endpoint and pre-specified secondary endpoints measuring liver function with a high degree of statistical significance.

•	We received positive results from the Phase 2b trial of OCA in NASH, known as FLINT, which was sponsored by the National Institute of Diabetes & Digestive & Kidney Diseases, a part of the National Institutes of Health, where OCA was shown to have met the primary efficacy endpoint with a high degree of statistical significance and a number of pre-specified secondary endpoints, including a statistically significant improvement in the fibrosis score of patients on OCA as compared to placebo.
•	We have expanded our headcount and are in the process of adding infrastructure to continue the development of our product candidates in neglected chronic liver diseases and to prepare for the commercialization of OCA in PBC.
•	We have maintained a strong overall financial position to support our planned development and precommercial activities in 2015.

Executive Compensation Philosophy

The primary objective of our executive compensation policy is to attract, retain and motivate the key executives necessary for our short-term and long-term success. We seek to tie short-term and long-term compensation to employee performance, including the achievement of measurable corporate objectives, and to align executives’ incentives with stockholder value. The compensation committee approves compensation based on certain compensation philosophies, including the following:

•	Pay-for-performance. Executive compensation should reward achievement of corporate objectives and provide strong alignment with increasing value for shareholders. Our incentive plans deliver greater rewards when corporate and individual performance exceeds objectives, while providing lower compensation levels if performance expectations are not met.
•	Attract, retain and motivate. The executive compensation program should be a differentiator that helps Intercept attract, retain and motivate highly-talented individuals with the necessary skills and demonstrated abilities to deliver superior execution of our short- and long-term strategic plans and drive our continued success.
•	Competitive with peer group. Executive compensation should be competitive with compensation paid by market peers who compete with us for talent.
•	Balanced combination of compensation elements. The executive compensation program should include a balance of cash and equity incentives that reward short- and long-term performance. Our cash compensation provides alignment with the achievement of critical annual objectives, while equity-based compensation aligns the interests of our executive officers more closely with our stockholders.
•	Aligned with our corporate culture. The compensation principles for our executive leadership team should be aligned with those for all employees to help create a company-wide performance culture.

Components of Our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;
•	annual target-based cash bonuses;
•	equity incentive awards; and
•	broad-based health and welfare benefits.

The compensation committee believes that a significant amount of executive compensation should be in the form of “at risk” incentives and that the pay mix should be strongly weighted toward equity incentive awards in order to provide alignment with long-term shareholder value. However, we do not have a formal or informal policy for a pre-set allocation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, our compensation committee, after reviewing information provided by our compensation consultant and other relevant data, determines subjectively what it believes to be the appropriate level and mix of the various compensation components. We generally strive to provide our named executive officers with a balance of short-term and long-term incentives to encourage consistently strong performance. Ultimately, the objective in allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for Intercept and our stockholders. Therefore, we provide base salaries that meet competitive salary norms and recognize individual performance on an annual basis. We provide an opportunity to earn annual target-based cash bonuses to incentivize and reward superior short-term performance. To further focus our executives on longer-term performance and the creation of stockholder value, we rely upon equity-based awards that vest over a meaningful period of time. In addition, we provide our executives with benefits that are generally available to our salaried employees.

Base salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities of our employees, including our executive officers. Base salaries for our named executive officers typically are established through an arm’s-length negotiation at the time the executive is hired, taking into account the position for which the executive is being considered and the executive’s qualifications, prior experience and prior salary. None of our executive officers is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. However, on an annual basis, our compensation committee reviews and evaluates, with input from our chief executive officer, the need for adjustment of the base salaries of our executives based on changes and expected changes in the scope of an executive’s responsibilities. The compensation committee also considers promotions, the individual contributions made by and performance of the executive during the prior fiscal year, the executive’s performance over a period of years, overall labor market conditions, the relative ease or difficulty of replacing the executive with a well-qualified person, our overall growth and development as a company, general salary trends in our industry and among our peer group and where the executive’s salary falls in the salary range presented by that data. In making decisions regarding salary increases, we may also draw upon the experience of members of our board of directors with other companies. We do not provide for any formulaic base salary increases for our named executive officers.

For 2014, the compensation committee recommended annual base salaries for each of our named executive officers based on their overall individual performance in 2013, their increased level of experience and to ensure that their salaries remained competitive with those of similarly-situated executives in our peer group. For 2014, the annual base salary for each of our named executive officer’s was increased from his or her 2013 annual base salary as follows:

Executive	2013 Salary	2014 Salary	% Increase
Dr. Mark Pruzanski	$500,000	$550,000	10%
Barbara Duncan	$335,000	$385,000	15%
Dr. David Shapiro	$380,000	$420,000	11%
Dr. Rachel McMinn	—	$355,000	—
Daniel Regan	$350,000	$360,000	3%

The change to the base salary of each named executive officer was effective as of April 1, 2014. Dr. McMinn’s annual base salary was set at the time she joined Intercept on April 30, 2014. The actual salary paid to Dr. McMinn for 2014 was prorated to reflect her start date with us.

Please refer to “— Compensation Decisions Relating to Fiscal Year 2015” for a listing of the annual base salaries of each of our named executive officers for 2015.

Annual target-based cash bonuses

As part of our pay-for-performance philosophy, our annual target-based cash bonus program is designed to reward our named executive officers for the achievement of specified annual corporate objectives. Subjective evaluations of individual performance are also considered in determining bonus amounts. At the beginning of each year, the bonus opportunity for each executive officer is established as a target percentage of his or her base salary. The actual annual cash bonus amounts payable to our executive officers are determined after year end based on the compensation committee’s evaluation of performance against the corporate objectives and, in the case of our named executive officers other than Dr. Pruzanski, individual performance levels.

The annual corporate objectives include achievement of specific clinical, regulatory, operational and/or financial milestones, with a focus on the advancement of our product candidates in clinical development, the pursuit of various internal initiatives and ensuring adequate funding for our growth. The corporate objectives are proposed by senior management each year and reviewed and approved by our compensation committee and board of directors in the beginning of our fiscal year, with such modifications as the compensation committee and board of directors deem appropriate. The corporate objectives are designed to require significant effort and operational success on the part of our executives and Intercept, but also to be achievable with hard work and dedication.

Our compensation committee believes that a bonus program based on subjective evaluation of multiple corporate objectives and individual performance is best-suited for a development stage biopharmaceutical company due to the uncertainties inherent in development of new drug treatments. Our compensation committee also considers the practices of our peer group and overall industry practices as part of its review of our bonus program. In order to better align bonus payouts with performance, the compensation committee may take additional significant corporate achievements into account for the current year’s bonus calculation that were not contemplated at the time the current year corporate objectives were determined. Our compensation committee also has the authority to shift corporate objectives to subsequent fiscal years and to eliminate them for the current year’s bonus calculation if it determines that underachievement of a goal was primarily caused by circumstances that were beyond the executive’s control or if it determines that the business priorities for the year had shifted.

Each of our compensation committee and our board of directors has authority, in its sole discretion, to review and approve management’s evaluation of how our company performed against its corporate objectives and the recommended bonus payout levels. This authority includes the ability to rate the accomplishment of particular objectives at greater than 100% of target based on exceptional company performance.

The target annual cash bonus for each executive officer is set by the compensation committee as a percentage of each executive officer’s base salary. The target percentages approved by our compensation committee were based on an evaluation of peer group data, as well as consideration of the level of qualification and experience of each executive at Intercept as well as internal pay comparisons.

2014 Bonuses

For 2014, our annual corporate objectives were as follows:

OCA Program:

•	Availability of data from our Phase 3 clinical trial of OCA in PBC, known as the POISE trial, within a specified time frame;
•	Initiation of our clinical outcomes confirmatory trial for OCA in PBC;
•	Submission of a New Drug Application for OCA in PBC; and
•	Initiation of two Phase 2 trials.

INT-767 Program:

•	Initiation of Phase 1 clinical trial.

Commercialization of OCA:

•	Development and implementation of OCA pre-commercialization plan.

In February 2015, our compensation committee considered the performance of our company in light of the above goals, together with other information available to it, and determined that we achieved our 2014 corporate objectives at a level of 90%.

Our compensation committee did not set any specific individual performance targets for the payment of cash bonuses to our named executive officers in 2014. Instead, the compensation committee reviewed our company performance against our 2014 corporate objectives and also evaluated the individual performance of each named executive officer. Dr. Pruzanski’s bonus is determined solely based on the achievement of corporate goals, whereas the bonus for our other named executive officers is based on both our corporate goals and individual performance.

The 2014 target and actual bonuses for each named executive officer were:

Executive	Target Bonus as % of Base Salary	Actual Bonus as % of Target
Dr. Mark Pruzanski	70%	90.00%
Barbara Duncan	40%	98.75%
Dr. David Shapiro	40%	98.75%
Dr. Rachel McMinn*	40%	98.75%
Daniel Regan	40%	90.00%

*	The amount of cash bonus compensation for Dr. McMinn was prorated based on her start date.

Equity incentive awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the long-term interests of our executives and our stockholders. In addition, we believe that equity awards with a time-based or performance-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period.

To date, we have used equity awards both to compensate our executive officers in the form of new hire grants at their commencement of employment, and to provide ongoing long-term incentives to our named executive officers as our business has developed. We also generally plan to grant equity awards on at least an annual basis to all of our executive officers. Typically, stock options and shares of restricted stock granted to our executive officers vest over a period of four years, subject to continued employment. In 2014, we also granted performance-based stock options to our executive officers that vest upon the achievement of specified regulatory milestones relating to OCA at future dates. In each case, subject to the terms of each executive officer’s employment agreement as described below, vesting ceases upon termination of employment, and stock option exercise rights cease shortly after termination of employment. The exercise price for any Intercept stock option is set at no less than the fair market value of our common stock on the date of grant as determined by reference to the closing market price of our common stock on the date of grant.

Annual equity awards

In determining the size of the annual equity awards granted to our named executive officers, our compensation committee considers recommendations developed by our compensation consultant, including information regarding comparative stock ownership of, and equity awards received by, the executives in our peer group and our industry. In addition, our compensation committee considers each executive’s individual performance, the extent to which such executive has vested previous equity awards, as well as our overall corporate performance and the potential for enhancing the long-term creation of value for our stockholders.

Equity awards to our named executive officers are typically granted annually in conjunction with the review of their individual performance and Intercept’s overall performance for the previous year. This review typically occurs at meetings of the compensation committee held during the first half of each year. This allows the compensation committee to receive audited financial statements of the previous year before making award determinations.

In making annual equity awards for 2014, our compensation committee considered, among other things, the value of the annual equity awards received by executives in our peer group and our industry, the value of the annual equity awards as a percentage of company value and the size of the annual equity awards as a percentage of our company’s outstanding stock, dilution to existing stockholders and the retention value in the outstanding equity program based on the value of outstanding unvested awards, all of which were considered in light of individual and company performance for the previous year, 2013. Based on the recommendation of our chief executive officer, and in consideration of our company’s performance and the market performance of our common stock, our compensation committee determined that it would be appropriate to grant equity awards targeting the 75th percentile range of our peer group and industry. To promote our pay-for-performance philosophy, individual equity awards were positioned higher or lower within the peer group range based on the individual performance of each named executive officer.

We believe that a mix of compensation components incentivizes consistently strong performance. In 2014, the compensation committee granted equity incentives in a mix of stock options and restricted stock. Our approach reflects what we believe is an appropriate equity mix, providing executives with exposure to downside stock-price risk through stock options while addressing the historically high volatility of our common stock through the restricted stock award component. This approach also helps manage overall dilution levels and the remaining equity pool available under our 2012 equity incentive plan in light of our significant recent growth and continued expansion in company-wide headcount.

2014 Equity Awards

In April 2014, as part of our annual grant process, our compensation committee approved the grant of certain time-based options to purchase shares of our common stock and shares of restricted stock to our named executive officers. We expect these two types of equity incentives to be part of the compensation mix on an annual basis. Each of the time-based stock option awards and shares of restricted stock vested with respect to 25% of the shares on January 1, 2015, and vest with respect to the remaining shares in approximately equal monthly installments for the stock options and quarterly installments for the restricted stock through January 1, 2018.

Also in April 2014, the compensation committee approved the grant of performance-based stock options. The shares underlying the performance-based stock options vest upon the achievement of specified regulatory milestones related to OCA at future dates. Based on the strategic importance of achieving these regulatory milestones on a timely schedule, the compensation committee determined that providing this grant of performance-based stock options would be consistent with their impact on shareholder value. Each of the time-based and performance-based stock option awards has an exercise price of $266.01 per share, the last reported sale price of our common stock on the NASDAQ Global Select Market on the date of grant. As Dr. McMinn’s employment with us commenced in April 2014, Dr. McMinn was only awarded a new hire equity grant in 2014.

Name	Time-Based Awards (# of Shares)		Performance-Based Options (# of Shares)
	Options	Restricted Stock
Mark Pruzanski	5,733	4,699	22,931
David Shapiro	1,835	1,504	8,255
Barbara Duncan	1,835	1,504	6,650
Daniel Regan	1,720	1,410	6,421

New hire equity awards

We grant a new hire equity award in connection with the commencement of an executive’s employment as appropriate and necessary to recruit critical talent, consistent with industry practice. The size of each new hire award is established through arm’s-length negotiation at the time the executive is hired, taking into account the position for which the executive is being considered and the executive’s qualifications, prior experience and compensation including forfeited equity awards, as well as external factors such as competitive market demand. Typically, the time-based stock options and restricted stock we grant to our newly-hired executive officers vest over a period of four years, and the performance-based stock options we may grant to our newly-hired executive officers vest upon the achievement of specified regulatory milestones at future dates. In each case, subject to the terms of each executive officer’s employment agreement as described below, vesting ceases upon termination of employment, and stock option exercise rights cease shortly after termination of employment. The following table sets forth the new hire equity awards that were granted to Dr. McMinn, who commenced her employment in April 2014, which were consistent with the annual equity awards made to our other executives in April 2014. The stock options have an exercise price equal to the closing sale price for our common stock on the NASDAQ Global Select Market on the date of grant.

Name	Time-Based Awards (# of Shares)		Performance-Based Options (# of Shares)
	Options	Restricted Stock
Rachel McMinn	6,004	4,923	6,467

Benefits and other compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We maintain broad-based benefits that are provided to all employees, including medical, dental, group life insurance, long- and short-term disability insurance, and a 401(k) plan. All of our executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Under our 401(k) plan, we are permitted to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. Starting 2015, we generally match an employee’s contributions to the 401(k) plan up to the first five percent of the employee’s salary. The compensation committee in its discretion may revise, amend or add to the named executive officer’s benefits and perquisites if it deems it advisable.

In particular circumstances, we may agree to reimburse an executive officer for certain expenses, such as commuting or travel expenses, as an additional incentive to join Intercept in a position where there is high market demand. Whether such expenses are covered and the amount of the reimbursement is determined on a case-by-case basis under the specific hiring circumstances. In 2014, we reimbursed Mr. Regan for his commuting costs. See “— Summary Compensation Table.”

Severance and change in control benefits

Pursuant to employment agreements or arrangements we have entered into with our executive officers, our executive officers are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of Intercept. Please refer to “— Narrative Disclosure to Summary Compensation Table” for a more detailed discussion of these benefits. We have provided estimates of the value of the severance payments and other benefits that would have been made or provided to executive officers under various termination circumstances under the caption “— Potential Payments Upon Termination or Change in Control” below.

We believe that providing these benefits helps us compete for executive talent. After reviewing the practices of companies represented in the compensation peer group, we believe that our severance and change in control benefits are generally in line with severance packages offered to executives of the companies in our peer group.

We have structured our change in control benefits as “double trigger” benefits. In other words, the change in control does not itself trigger benefits. Rather, benefits are paid only if the employment of the executive officer is terminated during a specified period after the change in control. We believe that a “double trigger” benefit maximizes stockholder value because it prevents an unintended windfall to executive officers in the event of a friendly change in control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their jobs.

Our Compensation Process

The Role of the Compensation Committee

Our compensation committee oversees our policies governing the compensation of our executive officers. In this role, the compensation committee reviews and approves and recommends for approval to our full board of directors (other than our chief executive officer) all compensation decisions relating to our named executive officers. Our compensation committee consists of four members of our board of directors, each of whom has extensive experience in our industry and is an independent director under applicable NASDAQ and SEC rules. The compensation committee uses its judgment and experience to develop and make executive compensation recommendations to our full board of directors for approval, including its recommendation regarding our chief executive officer’s compensation package. In doing so, the compensation committee meets with our independent compensation consultant, in executive session, without our chief executive officer or any other member of management present. The board of directors has full discretion to approve or modify the recommendations of the compensation committee. The compensation committee periodically evaluates the need for revisions to our executive compensation program to ensure our program is competitive with the companies with which we compete for executive talent.

Management’s Involvement in the Executive Compensation Process

A small number of executives, including our chief executive officer, our senior vice president of human resources and our vice president of legal affairs, participate in general sessions of our compensation committee. Management does not participate in executive sessions of our compensation committee. At the request of the compensation committee, our chief executive officer provides input and recommendations to the compensation committee on salary adjustments, annual target-based cash bonus amounts and appropriate equity incentive compensation levels. In formulating these recommendations, our chief executive officer may consider data obtained from third-party sources, including data provided by a compensation consultant other than the compensation consultant retained by the compensation committee. Any data provided by separate compensation consultants used by management is either not customized specifically for Intercept or is customized based on parameters that are not developed by such compensation consultant and about which such compensation consultant does not provide advice.

Use of Independent Compensation Consultants by the Compensation Committee

In designing our executive compensation program, our compensation committee considers publicly available compensation data for U.S. companies in the biopharmaceutical industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Our compensation committee has also retained the services of Pearl Meyer & Partners, or PM&P, an independent compensation consultant, to provide it with additional comparative data on executive compensation practices in our industry and to advise it on our executive compensation program generally. Although the compensation committee considers PM&P’s advice and recommendations about our executive compensation program, the compensation committee ultimately makes its own decisions about these matters. For 2014, PM&P provided advice and data to the compensation committee on executive and director compensation matters, including the selection of our peer group, comparative market pay levels, equity dilution and annual share utilization practices, incentive plan design and emerging market trends.

The compensation committee regularly reviews the services provided by its outside consultants and performs an annual assessment on the independence of its compensation consultant to determine whether the compensation consultant is independent. The compensation committee conducted a specific review of its relationship with PM&P in 2014, and determined that PM&P is independent in providing Intercept with executive and director compensation consulting services and that PM&P’s work for the compensation committee did not raise any conflicts of interest, consistent with SEC rules and NASDAQ listing standards.

Market Benchmarking and Peer Group

Our compensation committee references a peer group of publicly traded companies in the biopharmaceutical industry for purposes of gathering data to compare with our existing executive compensation levels and practices and as context for future compensation decisions. The compensation committee periodically reviews and updates the compensation peer group, as appropriate, to include companies that the compensation committee believes are competitors for executive talent and that are similar to us in stage of development, market capitalization and number of employees. The compensation committee may consider peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance.

The companies included in the peer group for 2014 were: ACADIA Pharmaceuticals Inc., Achillion Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Clovis Oncology, Inc., Ironwood Pharmaceuticals, Inc., Merrimack Pharmaceuticals, Inc., NPS Pharmaceuticals, Inc., Ophthotech Corporation, Pharmacyclics, Inc., PTC Therapeutics, Inc., Puma Biotechnology, Inc., Receptos, Inc., Relypsa, Inc., Seattle Genetics Inc., Synageva BioPharma Corp. and Tesaro, Inc.

Annual Compensation Review Process

At the end of each calendar year, the compensation committee considers each executive’s performance for the completed year. This process includes the review of recommendations by our chief executive officer to the compensation committee with respect to each executive officer as to:

•	the achievement of stated corporate performance objectives;
•	the level of contributions made to the general management and guidance of Intercept; and
•	the amount of any salary increases, cash bonus payouts and new equity awards.

The compensation committee takes into consideration these recommendations and other relevant performance and competitive market factors when it makes its determination on executive compensation matters.

Compensation Decisions Relating to Fiscal Year 2015

In February 2015, in order to provide each of our named executive officers with base salaries that are competitive with our publicly traded peer companies, the annual base salaries of our named executive officers were increased as follows, effective January 1, 2015: for Dr. Pruzanski, to $600,000; for Dr. Shapiro, to $460,000; for Ms. Duncan, to $415,000; and for Dr. McMinn, to $390,000. In addition, in February 2015, our board of directors approved bonus targets for our named executive officers for 2015 as follows: for Dr. Pruzanski, 70%; for Dr. Shapiro, 40%; for Ms. Duncan, 40%; and for Ms. McMinn, 40%.

We have not yet made any determinations regarding our annual equity awards for 2015. While we anticipate granting a mix of equity awards to our named executive officers to incentivize performance, we have not yet determined the appropriate mix for 2015. Further, we have not yet determined the appropriate percentile range of equity awards compared to companies in our peer group to use in making this determination based on factors such as the value of annual equity awards as a percentage of company value and the size of the annual equity awards as a percentage of our company’s outstanding stock, dilution to existing stockholders and the retention value in the outstanding equity program based on the value of outstanding unvested awards. We anticipate finalizing our annual grant process in the first half of 2015.

Compensation Committee Report

The compensation committee of the board of directors of Intercept Pharmaceuticals, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Intercept’s management. Based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment to our Annual Report on Form 10-K for the year ended December 31, 2014.

By the compensation committee of the board of directors of Intercept Pharmaceuticals, Inc.

Srini Akkaraju, M.D., Ph.D.
Paolo Fundaro
Sanj K. Patel
Klaus Veitinger, M.D., Ph.D.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)		Stock Awards(2) ($)	Option Awards(3)(4) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Mark Pruzanski, M.D. Chief Executive Officer and President	2014	537,500	327,250		1,249,981	1,108,935	—	4,444	(5)	3,228,110
	2013	459,000	475,000	(6)	245,630	1,682,214	—	4,200	(5)	3,257,330
	2012	377,000	332,063	(6)	1,674,506	924,996	—	2,373	(5)	3,310,938

David Shapiro, M.D. Chief Medical Officer and Executive Vice President, Development	2014	409,250	165,900		400,079	354,945	—	15,052	(7)	1,345,226
	2013	377,000	249,500	(8)	95,700	582,305	—	14,874	(7)	1,414,824
	2012	375,000	140,000	(8)	558,161	308,326	—	13,621	(7)	1,395,108

Barbara Duncan Chief Financial Officer and Treasurer	2014	372,500	148,125		400,079	354,945	—	8,527	(5)	1,284,176
	2013	331,000	225,875	(9)	95,700	582,305	—	8,013	(5)	1,378,338
	2012	323,000	152,000	(9)	446,533	246,668	—	8,816	(5)	1,177,017

Daniel Regan(10) Chief Commercial Officer	2014	372,500	129,600		375,074	332,701	—	21,720	(11)	1,231,595
	2013	277,083	167,708	(12)	—	3,980,227	—	36,147	(11)	4,461,165

Rachel McMinn, Ph.D.(13) Chief Strategy and Business Officer	2014	236,667	130,169	(14)	1,300,263	1,166,901	—	2,560	(5)	2,836,560

(1)	For 2014, our named executive officers were granted a target-based bonus. For 2012 and 2013, Drs. Pruzanski and Shapiro and Ms. Duncan were granted both a target-based bonus and a special bonus for performance. The target-based bonuses were based on a target percentage of each named executive officer’s base salary for the fiscal year and then adjusted based on pre-determined corporate goals as well as on a subjective evaluation of individual performance, except for our chief executive officer whose annual bonus was determined solely based on attainment of our company objectives. In 2014, the target-based bonus was based on the achievement of 90% of corporate goals, in the case of Dr. Pruzanski, 90% of corporate goals and individual performance, in the case of Mr. Regan, and 98.75% of corporate goals and individual performance, in the case of our other named executive officers (prorated for Dr. McMinn). In 2013, the target-based bonus was based on the achievement of 150% of corporate goals, in the case of Dr. Pruzanski, and 150% of corporate goals and individual performance, in the case of Dr. Shapiro, Ms. Duncan and Mr. Regan (prorated for Mr. Regan). In 2012, the target-based bonus was based on the achievement of 125% of corporate goals, in the case of Dr. Pruzanski, and 131% of corporate goals and individual performance, in the case of Dr. Shapiro and Ms. Duncan.
(2)	The amounts in this column represent the aggregate grant date fair value of restricted stock units or restricted stock awards granted to the named executive officer computed in accordance with FASB ASC Topic 718. See Note 12 of the notes to our consolidated financial statements in our annual report on Form 10-K filed with the SEC on March 2, 2015 for a discussion of the assumptions used in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that will be recognized by the named executive officers.
(3)	The amounts in this column represent the aggregate grant date fair value of stock options granted to the named executive officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 12 of the notes to our consolidated financial statements in our annual report on Form 10-K filed with the SEC on March 2, 2015 for a discussion of the assumptions used in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

(4)	In 2014, our executive officers were granted performance vesting options to purchase our common stock. The value of the awards on the date of grant assuming the achievement of the highest level of performance conditions are as follows: Mark Pruzanski ($5,046,700); David Shapiro ($1,816,777); Barbara Duncan ($1,463,545); Daniel Regan ($1,413,146); and Rachel McMinn ($1,412,806). See “2014 Fiscal Year Grants of Plan-Based Award” for more details on these awards.
(5)	Amounts reflect payments made for health insurance coverage of such named executive officers and their family members, above the amounts generally paid for the coverage of our employees.
(6)	For fiscal 2013, Dr. Pruzanski was awarded a target-based bonus of $375,000 and a special bonus of $100,000. For fiscal 2012, Dr. Pruzanski was awarded a target-based bonus of $212,063 and a special bonus of $120,000.
(7)	Amounts reflect a monthly car allowance of $1,000 paid to Dr. Shapiro under the terms of his employment agreement, described below. Also reflects the payments of $3,051, $2,874 and $1,621 made in 2014, 2013 and 2012, respectively, for health insurance coverage of Dr. Shapiro and his family members, above the amounts generally paid for the coverage of our employees.
(8)	For fiscal 2013, Dr. Shapiro was awarded a target-based bonus of $199,500 and a special bonus of $50,000. For fiscal 2012, Dr. Shapiro was awarded a target-based bonus of $123,047 and a special bonus of $16,953.
(9)	For fiscal 2013, Ms. Duncan was awarded a target-based bonus of $175,875 and a special bonus of $50,000. For fiscal 2012, Ms. Duncan was awarded a target-based bonus of $105,984 and a special bonus of $46,016.
(10)	Mr. Regan received initial new hire equity grants in connection with the commencement of his employment with us in March 2013. Mr. Regan departed from the service of our company in April 2015. See “— Narrative Disclosure to Summary Compensation Table” for more information relating to additional compensation made to Mr. Regan.
(11)	Reflects payments of $13,194 and $29,427 made in 2014 and 2013, respectively, for Mr. Regan’s commuting costs. Also reflects the payments of $8,526 and $6,720 made in 2014 and 2013, respectively, for health insurance coverage of Mr. Regan and his family members, above the amounts generally paid for the coverage of our employees.
(12)	For fiscal 2013, Mr. Regan was awarded a target-based bonus of $167,708, after giving effect to the proration applied to reflect the commencement of his employment with us in March 2013. Mr. Regan was not awarded a special bonus for 2013.
(13)	Dr. McMinn commenced her employment with us in April 2014. Dr. McMinn’s equity grants for 2014 reflect the larger amounts awarded for initial new-hire grants.
(14)	Dr. McMinn was awarded a signing bonus of $50,000, of which $25,000 was paid in May 2014 and the remainder will be paid in May 2015.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements with Our Named Executive Officers

Mark Pruzanski, M.D. Dr. Pruzanski’s employment agreement provides for an initial term of one year with automatic renewal each year thereafter unless terminated by either us or Dr. Pruzanski. Dr. Pruzanski’s base salary, effective as of January 1, 2015, was set at $600,000 per year, subject to annual review and increase (but not decrease), as determined by our board of directors or the compensation committee. Dr. Pruzanski is also eligible to receive an annual bonus payment of up to 70% of his annual base salary, based on achievement of certain performance milestones identified by our board of directors in consultation with Dr. Pruzanski.

Dr. Pruzanski is also eligible to participate in our group benefits programs, including but not limited to medical, disability and life insurance, vacation and retirement plans, and a 401(k) plan sponsored by us. We initiated a 401(k) matching program for all of our employees, including our named executive officers, in 2015. We have agreed to pay 100% of the health insurance premiums of Dr. Pruzanski and his spouse and other dependents and an annual life insurance premium of $10,000. During 2014, 2013 and 2012, although we paid the premium for Dr. Pruzanski’s participation in our group life insurance policy, which is available generally to all employees, we did not purchase or pay premiums for any individual life insurance policy for Dr. Pruzanski. We are also required to purchase short-term and long-term disability policies insuring at least 60% of Dr. Pruzanski’s base salary.

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

If we do not renew Dr. Pruzanski’s employment at the end of the employment term, Dr. Pruzanski is terminated by us without cause, he resigns with good reason or Dr. Pruzanski is terminated due to his death or disability, all of Dr. Pruzanski’s stock options and equity awards will vest immediately and his stock options will be exercisable for three years from the effective date of termination. In the event that Dr. Pruzanski does not renew his employment at the end of the employment term, Dr. Pruzanski is terminated for cause or he terminates his employment without good reason, all of his unvested equity awards and stock options will immediately be forfeited and all of his vested stock options will be exercisable for three years from the effective date of termination. The above provisions in Dr. Pruzanski’s employment agreement relating to the vesting of equity awards are in addition to the vesting provisions contained in our equity incentive plans.

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

Other Named Executive Officers.  The employment agreement of each of our named executive officers other than Dr. Pruzanski, whom we refer to as the non-CEO named executive officers, provides for an initial term of one year with automatic renewal each year thereafter unless terminated by either us or the named executive officer. The base salary of our non-CEO named executive officers is subject to annual review and increase (but not decrease), as determined by our board of directors and the compensation committee. Each of our non-CEO named executive officers is also eligible to receive an annual bonus based on a target percentage set by our board of directors and the compensation committee in consultation with our Chief Executive Officer. The following table sets forth the base salary and bonus target percentages for 2015 for each of our non-CEO named executive officers other than Mr. Regan who ceased to be employed with us in March 2015:

Name	2015 Base Salary	2015 Bonus Target
David Shapiro, M.D.	$460,000	40%
Barbara Duncan	$415,000	40%
Rachel McMinn, Ph.D.	$390,000	40%

Each of our non-CEO named executive officers is also eligible to participate in our group benefits programs, including but not limited to medical, disability and life insurance, vacation and retirement plans, and a 401(k) plan sponsored by us. We initiated a 401(k) matching program for all of our employees, including our named executive officers, in 2015. We have agreed to pay 100% of the health insurance premiums of our named executive officers and their respective spouses and other dependents. For Dr. Shapiro, we provide a monthly car allowance of $1,000.

In the event we do not renew the employment of a non-CEO named executive officer at the end of his or her employment term, such named executive officer is terminated by us without cause, as defined in the employment agreement, or he or she resigns with good reason, as defined in the employment agreement, such named executive officer will be entitled to receive (i) 12 months of his or her base salary (paid in a single lump sum in the case of Dr. Shapiro and in accordance with regular payroll for our other non-CEO named executive officers) and (ii) continuation of participation in our group health and/or dental plan and the payment of his or her premiums for 12 months (or the cost of COBRA coverage for such period) for such named executive officer and his or her dependents covered under our group health and/or dental plan prior to termination. In the event that a non-CEO named executive officer does not renew his or her employment at the end of the employment term, is terminated for cause, is terminated due to death or disability, or terminates his or her employment without good reason, such named executive officer will not be entitled to severance payments unless mutually agreed upon in writing.

If we do not renew the employment of a non-CEO named executive officer at the end of the employment term, such named executive officer is terminated by us without cause or he or she resigns with good reason, all of such named executive officer’s equity awards and stock options that would have vested within one year of the termination date will vest immediately and all vested stock options will be exercisable for one year from the effective date of termination. In the event that a non-CEO named executive officer is terminated for cause or such named executive officer terminates his or her employment without good reason, all unvested equity awards and stock options granted will immediately be forfeited.

In the event of the termination of a non-CEO named executive officer’ employment in anticipation of, and/or within 12 months following, a change in control (i) by us because we do not renew such named executive officer’s employment at the end of the employment term, (ii) by us for any reason other than for cause or (iii) by such named executive officer for good reason, such named executive officer will be entitled to receive (a) an amount equal to 12 months of his or her then-current monthly base salary payable as a single lump sum and (b) continuation of participation in our group health and/or dental plan and the payment of his or her premiums for 12 months (or the cost of COBRA coverage for such period) for such named executive officer, his or her spouse and any dependents covered under our group health and/or dental plan prior to termination. In such instances of termination, all of such named executive officer’s unvested equity awards and stock options will immediately become fully vested and all of his or her vested stock options will be exercisable for a period of one year following the effective date of termination. This provision in such named executive officer’s employment agreement relating to the vesting of equity awards upon a change of control is in addition to the provisions contained in our equity incentive plans governing the vesting of equity awards upon a change of control.

Receipt of the severance benefits described above is conditioned upon the non-CEO named executive officer entering into a release of claims with us and the release becoming effective and irrevocable within 60 days after termination. Each non-CEO named executive officer has acknowledged and agreed that the timing of payments may be modified by us to comply with Section 409A of the Code.

To the extent that we are required to implement a clawback policy for the incentive compensation paid to a non-CEO named executive officer based on erroneous data contained in an accounting statement pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, such named executive officer’s employment agreement contemplates that the terms of such policy will be incorporated into his or her employment agreement, provided that such policy applies to the other executive officers of our company.

Under the employment agreements, “cause” for termination shall be deemed to exist upon (a) a good faith finding by us that (i) the named executive officer has engaged in material dishonesty, willful misconduct or gross negligence, (ii) the named executive officer has materially breached the employment agreement, or (iii) the named executive officer has breached or threatened to breach his or her invention, non-disclosure and non-solicitation agreement, and has failed to cure such conduct or breach within 30 days after his or her receipt of written notice from us, or (b) the named executive officer’s conviction or entry of nolo contendere to any crime involving moral turpitude, fraud or embezzlement, or any felony. Under the employment agreements, “good reason” is defined as a material change in duties, position, responsibilities or reporting requirements, a relocation of the named executive officer’s place of employment by more than 50 miles from his or her principal residence or place of employment immediately prior to such change or our material breach of the employment agreement.

Mr. Regan left the service of our company in March 2015. Pursuant to the terms of Mr. Regan’s employment agreement, he will receive (i) an aggregate cash payment of $360,000 corresponding to his salary for 12 months in accordance with our regular payroll, (ii) reimbursement of up to $9,000 for his apartment rent, (iii) the premiums for the health and dental insurance for himself and his spouse and dependents, and (iv) the acceleration of 32,500 shares underlying the options granted in 2013, 430 shares underlying the time-vesting options granted in 2014 and 352 shares underlying the restricted stock awards granted in 2014.

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

2014 Fiscal Year Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to our named executive officers during 2014. All equity awards in 2014 were issued under our 2012 Equity Incentive Plan, or 2012 Plan.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/share)(1)	Grant Date Fair Value of Stock and Option Awards(2)
Mark Pruzanski	4/11/2014	4,699	—		—	$1,249,981
	4/11/2014	—	5,733		$266.01	$1,108,935
	4/11/2014	—	22,931	(3)	$266.01	—
David Shapiro	4/11/2014	1,504	—		—	$400,079
	4/11/2014	—	1,835		$266.01	$354,945
	4/11/2014	—	8,255	(3)	$266.01	—
Barbara Duncan	4/11/2014	1,504	—		—	$400,079
	4/11/2014	—	1,835		$266.01	$354,945
	4/11/2014	—	6,650	(3)	$266.01	—
Daniel Regan	4/11/2014	1,410	—		—	$375,074
	4/11/2014	—	1,720		$266.01	$332,701
	4/11/2014	—	6,421	(3)	$266.01	—
Rachel McMinn	4/30/2014	4,923	—		—	$1,300,263
	4/30/2014	—	6,004		$264.12	$1,166,901
	4/30/2014	—	6,467	(3)	$266.01	—

(1)	Equal to the closing market price of our common stock on the date of grant.
(2)	The amounts in the “Grant Date Fair Value of Option Awards” column reflect the grant date fair value of option and restricted stock awards granted in 2014 calculated in accordance with ASC 718.
(3)	See Note 4 to the Summary Compensation Table.

2014 Option Exercises and Stock Vested

The following table shows information regarding exercises of options to purchase our common stock and vesting of stock awards held by each of our named executive officer during the year ended December 31, 2014.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark Pruzanski	127,025	30,456,384	22,840	4,807,848
David Shapiro	64,538	14,379,100	7,803	1,631,957
Barbara Duncan	7,779	1,808,752	6,506	1,346,622
Daniel Regan	28,125	10,280,004	—	—
Rachel McMinn	—	—	—	—

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table shows grants of restricted stock units or awards, stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2014 to each of our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price ($/share)	Option Expiration Date	Number of Stock Units That Have Not Vested (#)(1)		Market Value of Stock Units That Have Not Vested ($)(2)
Name	Exercisable	Un-exercisable
(a)	(b)	(c)		(e)	(f)	(g)		(h)
Mark Pruzanski	12,500	—		9.83	7/18/2016
	8,411	—		9.83	9/18/2018
	146,628	—		8.67	7/20/2020
	36,314	—		8.67	10/13/2021
	37,829	14,062	(3)	21.50	11/16/2022
	31,146	33,854	(4)	31.90	5/7/2023
	—	5,733	(7)	266.01	4/11/2024
	—	22,931	(12)	266.01	4/11/2024
	—	—		—	—	24,339	(5)	3,796,884
	—	—		—	—	4,331	(6)	675,636
	—	—		—	—	4,699	(8)	733,044
David Shapiro	10,708	—		10.41	4/1/2018
	40,719	—		8.67	7/20/2020
	14,971	—		8.67	10/13/2021
	12,620	4,687	(3)	21.50	11/16/2022
	10,781	11,719	(4)	31.90	5/7/2023
	—	1,835	(7)	266.01	4/11/2024
	—	8,255	(12)	266.01	4/11/2024
	—	—		—	—	8,113	(5)	1,265,628
	—	—		—	—	1,687	(6)	263,172
	—	—		—	—	1,504	(8)	234,624
Barbara Duncan	19,520	—		9.82	5/18/2019
	8,940	—		8.67	8/16/2020
	13,413	—		8.67	10/13/2021
	4,615	3,750	(3)	21.50	11/16/2022
	4,156	11,719	(4)	31.90	5/7/2023
	—	1,835	(7)	266.01	4/11/2024
	—	6,650	(12)	266.01	4/11/2024
	—	—		—	—	6,490	(5)	797,715
	—	—		—	—	1,687	(6)	204,840
	—	—		—	—	1,504	(8)	234,624
Daniel Regan	28,750	73,125	(9)	37.69	5/7/2023
	—	1,720	(7)	266.01	4/11/2024
	—	6,421	(12)	266.01	4/11/2024
	—	—		—	—	1,410	(8)	219,960
Rachel McMinn	—	6,004	(10)	264.12	4/30/2024
	—	6,467	(12)	264.12	4/30/2024
	—	—		—	—	4,923	(11)	767,988

(1)	Represents either restricted stock awards or restricted stock units, or RSUs. Each restricted stock unit, or RSU, represents the contingent right to receive one share of common stock upon vesting of the unit. All restricted stock awards and RSUs were granted under the 2012 Plan.
(2)	Computed in accordance with SEC rules as the number of unvested restricted stock awards or RSUs multiplied by the closing market price of our common stock at the end of the 2014 fiscal year, which was $156.00 on December 31, 2014 (the last business day of the 2014 fiscal year). This amount does not represent our accounting expense for these awards during the year and does not correspond to the actual cash value that may be recognized. The actual value (if any) to be realized by the officer depends on whether the restricted stock awards or RSUs vest and the future performance of our common stock.
(3)	Shares underlying the options vest pro rata on a monthly basis through January 1, 2016, subject to the terms and conditions of the award and the 2012 Plan.
(4)	Shares underlying the options vest pro rata on a monthly basis through January 1, 2017, subject to the terms and conditions of the award and the 2012 Plan.
(5)	The remainder of the shares underlying the RSUs vest pro rata on a quarterly basis through January 1, 2016, subject to the terms and conditions of the award and the 2012 Plan.
(6)	The remainder of the shares underlying the RSUs vest pro rata on a quarterly basis through January 1, 2017, subject to the terms and conditions of the award and the 2012 Plan.
(7)	25% of the shares underlying this option vested on January 1, 2015, and the remainder of the shares underlying this option vest pro rata on a monthly basis through January 1, 2018, subject to the terms and conditions of the award and the 2012 Plan.
(8)	25% of the shares underlying these restricted stock awards vested on January 1, 2015, and the remainder of the shares underlying the restricted stock awards vest pro rata on every subsequent three-month anniversary of the initial vesting date through January 1, 2018, subject to the terms and conditions of the award and the 2012 Plan.
(9)	Options were scheduled to vest monthly through March 4, 2017, subject to the terms and conditions of the award and the 2012 Plan.
(10)	25% of the shares underlying these option vested on April 30, 2015, and the remainder of the shares underlying this option vest pro rata on a monthly basis through April 30, 2018, subject to the terms and conditions of the award and the 2012 Plan.
(11)	25% of the shares underlying these restricted stock awards vested on April 30, 2015, and the remainder of the shares underlying the restricted stock awards vest pro rata on every subsequent three-month anniversary of the initial vesting date through April 30, 2018, subject to the terms and conditions of the award and the 2012 Plan.
(12)	The shares underlying these options to purchase common stock vest upon the achievement of certain regulatory milestones related to obeticholic acid at future dates.

Potential Payments Upon Termination or Change in Control

The following tables set forth information regarding potential payments that each named executive officer who was serving as an executive officer as of December 31, 2014 would have received if the named executive officer’s employment had terminated as of December 31, 2014 under the circumstances set forth below. See “Narrative Disclosure to Summary Compensation Table” for a narrative description of the compensation to which any of our named executive officers would be entitled to upon termination.

The value of stock options with accelerated vesting represents the value of unvested stock options, calculated by multiplying the number of shares subject to the accelerated portion of the option by the amount (if any) by which $156.00, the closing market price of our common stock on December 31, 2014, exceeds the exercise price of such option. The value of RSUs and restricted stock grants is calculated by multiplying the number of shares subject to acceleration multiplied by $156.00, the closing price of our common stock on December 31, 2014.

Non-Renewal by Company or Termination Without Cause or For Good Reason Without Change in Control

Name	Cash Payment	Value of Equity Accelerated	Other Benefits
Mark Pruzanski	1,046,732	11,298,184	4,550
David Shapiro	491,963	2,511,998	3,130
Barbara Duncan	409,988	2,193,302	8,764
Daniel Regan	369,876	3,941,327	8,764
Rachel McMinn	359,652	287,976	3,391

Termination Due to Disability Without Change in Control

Name	Cash Payment	Value of Equity Accelerated	Other Benefits
Mark Pruzanski	607,065	11,298,184	4,550
David Shapiro	71,963	—	—
Barbara Duncan	24,988	—	—
Daniel Regan	9,876	—	—
Rachel McMinn	4,652	—	—

Termination Due to Death Without Change in Control

Name	Cash Payment	Value of Equity Accelerated	Other Benefits
Mark Pruzanski	57,065	11,298,184	—
David Shapiro	71,963	—	—
Barbara Duncan	24,988	—	—
Daniel Regan	9,876	—	—
Rachel McMinn	4,652	—	—

Non-Renewal by Company or Termination Without Cause or For Good Reason Upon Change in Control

Name	Cash Payment	Value of Equity Accelerated	Other Benefits
Mark Pruzanski	2,036,398	11,298,184	9,100
David Shapiro	491,963	3,848,153	3,130
Barbara Duncan	409,988	3,468,939	8,764
Daniel Regan	369,876	8,871,379	8,764
Rachel McMinn	359,652	767,988	3,391

Director Compensation

The following table sets forth the compensation we paid to our non-employee directors during 2014.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)(4)	Option Awards(3)(5)	Total
Srinivas Akkaraju, M.D., Ph.D.(6)(8)	$45,880	$45,164	$37,453	$128,497
Luca Benatti, Ph.D.(7)(8)	20,489	90,329	79,585	190,403
Paolo Fundaro(6)(8)	48,440	45,164	37,453	131,057
Sanj K. Patel(7)(8)	39,125	90,329	79,585	209,039
Glenn Sblendorio(7)(8)	41,299	90,329	79,585	211,213
Jonathan T. Silverstein(6)(8)	73,340	56,955	47,395	177,690
Lorenzo Tallarigo, M.D.(8)	22,500	—	—	22,500
Klaus Veitinger, M.D.(6)(8)	53,120	45,164	37,453	135,737
Nicole S. Williams(6)(8)	58,560	45,164	37,453	141,177

(1)	Dr. Pruzanski has been omitted from this table because he received no compensation for serving on our board of directors. Dr. Pruzanski’s compensation as President and Chief Executive Officer for 2014 is detailed in “— Summary Compensation Table” above. Messrs. Patel and Sblendorio joined our board of directors in February 2014. Dr. Tallarigo left the service of our board of directors in July 2014 upon the completion of our 2014 annual meeting of stockholders, at which time Dr. Benatti joined our board of directors.
(2)	Includes the annual retainer paid to each director.
(3)	The amounts in these columns represent the aggregate grant date fair value of stock awards and option awards granted to the director during 2014 computed in accordance with FASB ASC Topic 718. See Note 12 of the notes to our consolidated financial statements in our annual report on Form 10-K filed with the SEC on March 2, 2015 for a discussion of assumptions made by us in determining the grant date fair value of our equity awards.
(4)	During the year ended December 31, 2014, the above-listed directors received restricted stock awards for the following number of shares of our common stock: Dr. Akkaraju (226); Dr. Benatti (452); Mr. Fundaro (226); Mr. Patel (452); Mr. Sblendorio (452); Mr. Silverstein (285); Dr. Veitinger (226); and Ms. Williams (226). The restricted stock grants in 2014 to our outside directors were made under the 2012 Plan.
(5)	During the year ended December 31, 2014, we granted to our non-employee directors options to purchase common stock at an exercise price of $210.36 per share in the following amounts: Dr. Akkaraju (275); Dr. Benatti (551); Mr. Fundaro (275); Mr. Patel (551); Mr. Sblendorio (551); Mr. Silverstein (348); Dr. Veitinger (275); and Ms. Williams (275). The options grants in 2014 to our outside directors were made under the 2012 Plan.
(6)	All of the shares of common stock underlying the options and restricted stock awards will vest in July 2015, subject to the terms and conditions of the 2012 Plan and our non-employee director compensation policy.
(7)	All of the shares of common stock underlying the options and restricted stock awards will vest in annually over three years on the anniversary date the director was first elected or appointed to our board of directors, subject to the terms and conditions of the 2012 Plan and our non-employee director compensation policy.
(8)	As of December 31, 2014, our directors and former directors had outstanding options to purchase common stock and outstanding restricted stock units or awards as set forth below:

Name	Stock Options	Restricted Stock
Srinivas Akkaraju, M.D., Ph.D.	8,504	226
Luca Benatti	551	452
Paolo Fundaro	9,004	226
Sanj Patel	551	452
Glenn Sblendorio	551	452
Jonathan Silverstein	3577	285
Lorenzo Tallarigo, M.D.	27,200	—
Klaus Veitinger, M.D., Ph.D.	12,614	226
Nicole Williams	33,752	226

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

In April 2014, our board of directors adopted a revised non-employee director compensation policy. Pursuant to the revised policy, our non-employee directors will receive the following cash compensation for service on our board of directors and our board committees effective as of January 1, 2014:

Board of Directors or Committee of Board of Directors	Annual Retainer Amount for Chair	Annual Retainer Amount for Other Members
Board of Directors	$65,000	$40,000
Audit Committee	$15,000	$7,500
Compensation Committee	$10,000	$5,000
Nominating and Governance Committee	$7,000	$3,000

In addition, our non-employee directors who have served on the board of directors for at least nine months prior to an annual meeting of stockholders will receive options to purchase common stock and shares of restricted stock based on the following valuations:

	Stock Options	Restricted Stock
Chairperson of the Board	$60,000	$60,000
Other Non-Employee Directors	$47,500	$47,500

The equity grants will vest on the one-year anniversary of the date of grant, subject to the director’s continued service on our board of directors; provided, however, that if the next subsequent annual meeting of stockholders is held prior to the one year anniversary date from the grant, the equity grants shall vest as of the close of business on the day immediately preceding such annual meeting date. The grants will vest in full immediately prior to a change in control of Intercept.

Newly elected non-employee directors will be granted options to purchase common stock equivalent to $95,000 in value and shares of restricted equivalent to $95,000 in value. The grants will be made on the first annual meeting of stockholders immediately following the appointment of the new non-employee director. However, if the new non-employee director is initially elected at an annual meeting of stockholders, the grants will be made as of the date of such annual meeting. The equity grants will vest annually over three years on the anniversary of the date the new director was first elected or appointed to the board of directors (such anniversary referred to in this paragraph as an anniversary date), subject to the director’s continued service on the board; provided, however, if the next subsequent annual meeting of stockholders (starting from the annual meeting date in the year after the initial equity grants are made) is held prior to the anniversary date in that year, the annual vesting for such year will occur on the day immediately preceding the date of the annual meeting date in such year, subject to the director’s continued service on the board. The grants shall vest in full immediately prior to a change in control of Intercept.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	1,555,403	(1)	$70.00	745,275	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,555,403		70.00	745,275

(1)	Consists of options to purchase 418,589 shares of common stock under our 2003 Stock Incentive Plan, or 2003 Plan, and options to purchase 1,017,466 shares of common stock and RSUs and restricted stock awards for 119,348 shares of common stock under our 2012 Plan.
(2)	Consists of shares available under our 2012 Plan, as no shares are available under our 2003 Plan. Our 2012 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year. The annual increase in the number of shares shall be equal to the lowest of: (i) 1,211,533 shares of our common stock; (ii) 4% of the number of shares of our common stock outstanding as of such date; and (iii) an amount determined by our board of directors or compensation committee. On January 1, 2015, pursuant to the evergreen provision, the number of available shares under the 2012 Plan was increased by 856,609 shares.

Compensation Committee Interlocks and Insider Participation

Until Dr. Tallarigo’s retirement from our board of directors in July 2014 after our annual meeting, our compensation committee was composed of Drs. Veitinger and Tallarigo, Mr. Patel and Ms. Williams. Since September 2014, our compensation committee has been composed of Drs. Akkaraju and Veitinger and Messrs. Fundaro and Patel. No member of our compensation committee during fiscal 2014 has at any time been an officer or employee of ours. None of our executive officers serves as a member of another entity’s board of directors or compensation committee, or other committee serving an equivalent function, that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code restricts deductibility for federal income tax purposes of annual individual compensation in excess of $1 million to the named executive officers (excluding the chief financial officer) if certain conditions are not satisfied. The compensation committee is informed about the tax deductibility and accounting treatment of compensation when making its compensation determinations. The compensation committee’s general policy is to develop and maintain compensation programs that effectively attract, motivate and retain exceptional executives in a highly competitive environment, which may include payments that might not be deductible if the compensation committee believes they are in the best interests of our company and our stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2015, by:

•	our named executive officers;
•	each of our directors;
•	all of our current directors and executive officers as a group; and
•	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2015, pursuant to derivative securities, such as options, warrants or restricted stock units, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 24,065,477 shares of common stock outstanding as of April 15, 2015.

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

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Mark Pruzanski, M.D.(1)	781,847	3.2%
David Shapiro, M.D.(2)	86,273	*
Barbara Duncan(3)	71,049	*
Rachel McMinn, Ph.D.(4)	6,549	*
Lisa Bright(5)	8,378	*
Srinivas Akkaraju, M.D., Ph.D.(6)	15,871	*
Luca Benatti, Ph.D.(7)	1,292	*
Paolo Fundaro(8)	17,532	*
Sanj K. Patel(9)	452	*
Glen Sblendorio(10)	452	*
Jonathan Silverstein(11)	1,134,162	4.7%
Klaus Veitinger, M.D., Ph.D.(12)	12,900	*
Nicole Williams(13)	31,519	*
All current executive officers and directors as a group (14 persons)(14)	2,194,934	8.9%
Five Percent Stockholders
Genextra S.p.A.(15)	6,454,953	26.8%
FMR LLC(16)	3,203,951	13.3%
Carmignac Gestion(17)	1,432,071	6.0%

*	Represents beneficial ownership of less than 1% of the shares of common stock.
(1)	Consists of 492,374 shares of common stock (including 3,231 shares underlying unvested restricted stock awards with voting rights) and options to purchase 289,473 shares of common stock that are exercisable within 60 days of April 15, 2015.
(2)	Consists of 17,981 shares of common stock (including 1,034 shares underlying unvested restricted stock awards with voting rights) and options to purchase 68,292 shares of common stock that are exercisable within 60 days of April 15, 2015.
(3)	Consists of 16,211 shares of common stock (including 1,034 shares underlying unvested restricted stock awards with voting rights) and options to purchase 54,838 shares of common stock that are exercisable within 60 days of April 15, 2015.
(4)	Consists of 4,923 shares underlying unvested restricted stock awards with voting rights and options to purchase 1,626 shares of common stock that are exercisable within 60 days of April 15, 2015.
(5)	Consists of 8,378 shares underlying unvested restricted stock awards with voting rights.

(6)	Consists of 7,642 shares of common stock (including 226 shares underlying unvested restricted stock awards with voting rights) and options to purchase 8,229 shares of common stock that are exercisable within 60 days of April 15, 2015.
(7)	Consists of 1,292 shares of common stock (including 452 shares underlying unvested restricted stock awards with voting rights).
(8)	Consists of 8,803 shares of common stock (including 226 shares underlying unvested restricted stock awards with voting rights) and options to purchase 8,729 shares of common stock that are exercisable within 60 days of April 15, 2015.
(9)	Consists of 452 shares underlying unvested restricted stock awards with voting rights.
(10)	Consists of 452 shares underlying unvested restricted stock awards with voting rights.
(11)	Consists of (a) 1,120,324 owned by OrbiMed Private Investments IV, LP and (b) 609 shares underlying unvested restricted stock awards with voting rights and options to purchase 13,229 shares of common stock that are exercisable within 60 days of April 15, 2015 that are held directly by Mr. Silverstein. Mr. Silverstein disclaims beneficial ownership of the shares owned by OrbiMed Private Investments IV, LP, except to the extent of his pecuniary interest therein, if any. OrbiMed Capital GP IV LLC is the general partner of OrbiMed Private Investments IV, LP and OrbiMed Advisors LLC is the managing member of OrbiMed Capital GP IV LLC. Samuel D. Isaly is the managing member of and owner of a controlling interest in OrbiMed Advisors LLC and may be deemed to have voting and investment power over the shares held by OrbiMed Private Investments IV, LP noted above. Each of OrbiMed Capital GP IV LLC, OrbiMed Advisors LLC and Mr. Isaly disclaims beneficial ownership of such shares, except to the extent of its or his pecuniary interest therein, if any. Mr. Silverstein is a member of OrbiMed Advisors LLC and is obligated to transfer any shares issued under any equity grants made to him to OrbiMed Advisors LLC and certain of its related entities. The address for OrbiMed Private Investments IV, LP is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, NY 10022.
(12)	Consists of 2,166 shares of common stock (including 226 shares underlying unvested restricted stock awards with voting rights) and options to purchase 10,734 shares of common stock that are exercisable within 60 days of April 15, 2015.
(13)	Consists of 962 shares of common stock (including 226 shares underlying unvested restricted stock awards with voting rights) and options to purchase 30,557 shares of common stock that are exercisable within 60 days of April 15, 2015.
(14)	Consists of (a) 1,629,104 shares of common stock beneficially owned by our officers and directors as of, or will vest within 60 days of, April 15, 2015 (including 21,445 shares underlying unvested restricted stock awards with voting rights) and (b) options to purchase 530,038 shares of common stock beneficially owned by our officers and directors which are exercisable within 60 days of April 15, 2015.
(15)	Represents shares of common stock owned by Genextra S.p.A. Francesco Micheli is the executive director of Genextra S.p.A. and, in such capacity, Mr. Micheli exercises voting control over the shares of common stock owned by Genextra S.p.A. and investment control over such shares as authorized by the board of directors of Genextra S.p.A. Mr. Micheli disclaims beneficial ownership with respect to any such shares, except to the extent of his pecuniary interest therein, if any. The address of each of Genextra S.p.A. and its affiliates is Via G. De Grassi, 11, 20123 Milan, Italy. Information relating to Mr. Micheli is based on Amendment No. 2 to Schedule 13G of Genextra S.p.A. filed with the Securities and Exchange Commission on February 17, 2015.
(16)	Based on information supplied by FMR LLC on Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2015. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity

Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC and its affiliates is 245 Summer Street, Boston, Massachusetts 02210.
(17)	Carmmignac Gestion is an investment adviser organized under the laws of France with its address at 24 Place Vendome, Paris, France 75001.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the director and executive officer compensation arrangements discussed above in “Executive and Director Compensation,” since January 1, 2014, we have engaged in the following transactions in which the amount involved exceeded $120,000 and in which any director, executive officer or holder of more than 5% of our voting securities, whom we refer to as our principal stockholders, or affiliates or immediate family members of our directors, executive officers and principal stockholders, had or will have a material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

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

Dr. Tallarigo was the chief executive officer of Genextra S.p.A., which is one of our principal stockholders, until his retirement from our board of directors in July 2014.

Reimbursement of Expenses

Pursuant to the third amended and restated stockholders agreement, we reimbursed Genextra S.p.A. and OrbiMed Advisors LLC for their expenses related to the registered secondary offering of our common stock in April 2014 (other than any underwriting discounts and commissions), including approximately $70,000 for the legal fees of the selling stockholders in connection with that transaction.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the years ended December 31, 2014 and December 31, 2013, and fees billed for other services rendered by KPMG LLP during those periods.

(in thousands)	2014	2013
Audit fees	$394	$355
Audit related fees	—	—
Tax fees	48	23
All other fees	—	—
Total	$442	$378

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

The audit committee regularly evaluates the performance of KPMG LLP. In 2014, our audit committee reviewed KPMG LLP’s work relating to our annual and quarterly financial statements.

All fees described in the table above were approved by our audit committee for the fiscal year ended December 31, 2014 and 2013, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Amendment on Form 10-K/A or as part of the Original Filing filed with the Securities and Exchange Commission on March 2, 2015:

(1) Financial Statements:  See Index to Consolidated Financial Statements in Item 15 of the registration’s Original Filing filed with the Securities and Exchange Commission on March 2, 2015.

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

Date: April 30, 2015	INTERCEPT PHARMACEUTICALS, INC.
/s/ Mark Pruzanski, M.D. Mark Pruzanski President and Chief Executive Officer (Principal Executive Officer)

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant, as amended	X	Form 8-K (Exhibit 3.1)	10/16/12	001-35668
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	10/16/12	001-35668
4.1	Form of Common Stock Certificate of the Registrant		Form S-8 (Exhibit 4.3)	11/07/12	333-184810
4.2	Third Amended and Restated Stockholders Agreement by and among the Registrant, the holders of the Registrant’s convertible preferred stock, the Registrant’s founders and certain other investors, dated August 9, 2012		Form S-1 (Exhibit 4.2)	09/04/12	333-183706
Equity Compensation Plans
10.1.1	Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.1)	09/04/12	333-183706
10.1.2	Form of Nonstatutory Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.2)	09/04/12	333-183706
10.1.3	Form of Incentive Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.3)	09/04/12	333-183706
10.2.4	Amendment to Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.4)	09/04/12	333-183706
10.2.1	Form of 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.1)	09/27/12	333-183706
10.2.2	Form of Stock Option Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	09/27/12	333-183706
10.2.3	Form of Stock Option Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	09/27/12	333-183706
10.2.4	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.4)	09/27/12	333-183706
10.2.5	Form of Restricted Stock Unit Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.5)	09/27/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.2.6	Form of Restricted Stock Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.3)	05/09/14	001-35668
10.2.7	Form of Restricted Stock Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.4)	05/09/14	001-35668
10.3	Non-Employee Director Compensation Policy+		Form 10-Q (Exhibit 10.1)	05/09/14	001-35668
Agreements with Executive Officers and Directors
10.4.1	Amended and Restated Employment Agreement by and between the Registrant and Mark Pruzanski, dated May 14, 2013+		Form 10-Q (Exhibit 10.5)	05/14/13	001-35668
10.4.2	Non-Competition and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated June 20, 2006+		Form S-1 (Exhibit 10.4.2)	09/04/12	333-183706
10.4.3	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated December 31, 2009+		Form S-1 (Exhibit 10.4.3)	09/04/12	333-183706
10.5.1	Amended and Restated Employment Agreement by and between the Registrant and Barbara Duncan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.12)	05/14/13	001-35668
10.5.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Barbara Duncan, effective as of May 16, 2009+		Form S-1 (Exhibit 10.5.2)	09/04/12	333-183706
10.6.1	Amended and Restated Employment Agreement by and between the Registrant and David Shapiro, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.11)	05/14/13	001-35668
10.6.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and David Shapiro, dated March 31, 2008+		Form S-1 (Exhibit 10.6.2)	09/04/12	333-183706
10.7.1	Amended and Restated Employment Agreement by and between the Registrant and Daniel Regan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.9)	05/14/12	001-35668

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.7.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Daniel Regan, dated March 4, 2013+		Form 10-K (Exhibit 10.7.2)	04/01/13	001-35668
10.8	Amended and Restated Consulting Agreement between the Registrant and Luciano Adorini, dated as of May 14, 2013+		Form 10-Q (Exhibit 10.13)	05/04/13	001-35668
10.9	Employment Agreement by and between the Registrant and Rachel McMinn, effective as of April 30, 2014+		Form 10-Q (Exhibit 10.2)	05/09/14	001-35668
10.10	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		Form S-1 (Exhibit 10.7)	09/04/12	333-183706
Lease Agreements
10.10	Lease Agreement between Jamestown 405 West 15th Street, L.P. and the Registrant, dated October 15, 2013		Form 8-K (Exhibit 10.1)	10/21/13	001-35668
10.11	Lease Agreement between The Irvine Company LLC and the Registrant, dated May 1, 2014		Form 8-K (Exhibit 10.1)	05/01/14	001-35668
10.12	Underlease between the Registrant and Merck Sharp & Dohme Limited, dated February 19, 2015		Form 8-K (Exhibit 10.1)	02/24/15	001-35668
Agreements with Respect to Collaborations, Licenses, Research and Development
10.13	License Agreement by and between the Registrant and Sumitomo Dainippon Pharma Co. Ltd., dated March 29, 2011*		Amendment No. 1 to Form S-1 (Exhibit 10.10)	09/27/12	333-183706
Other Exhibits
21.1	Subsidiaries of the Registrant, Intercept Italia S.r.l. an Italian entity and Intercept Pharma Europe Ltd., a United Kingdom entity		Form 10-K (Exhibit 21.1)	03/02/15	001-35668
23.1	Consent of KPMG LLP, independent registered public accounting firm		Form 10-K (Exhibit 23.1)	03/02/15	001-35668
31.1	Certification of the Chief Executive Officer		Form 10-K (Exhibit 31.1)	03/02/15	001-35668
31.2	Certification of the Chief Financial Officer		Form 10-K (Exhibit 31.2)	03/02/15	001-35668
31.3	Certification of the Chief Executive Officer	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
31.4	Certification of the Chief Financial Officer	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Form 10-K (Exhibit 32)	03/02/15	001-35668
101	The following materials from Intercept Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements		Form 10-K (Exhibit 101)	03/02/15	001-35668

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.