Form 10-Q
period 2015-06-30
INTERCEPT PHARMACEUTICALS INC
filed 2015-08-07
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 15, 2015, there were 24,202,165 shares of common stock, $0.001 par value per share, outstanding.

1

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain and maintain regulatory approval of obeticholic acid, or OCA, and any other product candidates we may develop, particularly the possibility that regulatory authorities may require clinical outcomes data (and not just results based on achievement of a surrogate endpoint) as a condition to any marketing approval for OCA, and any related restrictions, limitations and/or warnings in the label of any approved product candidates;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to successfully commercialize our product candidates;
•	the size and growth of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products;
•	the success of competing drugs that are or become available;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, future revenues and capital requirements and the accuracy thereof;
•	our use of our cash and short term investments; and
•	our ability to attract and retain key scientific or management personnel.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q presents projected adjusted operating expense, which is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in addition to, but not as a substitute for, operating expense that we prepare and announce in accordance with GAAP. We exclude certain items from adjusted operating expense, such as stock-based compensation and other non-cash items, that management does not believe affect our basic operations and that do not meet the GAAP definition of unusual or non-recurring items. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. A reconciliation of projected non-GAAP adjusted operating expense to operating expense calculated in accordance with GAAP is not available on a forward-looking basis without unreasonable effort due to an inability to make accurate projections and estimates related to certain information needed to calculate, for example, future stock-based compensation expense. Management also uses adjusted operating expense to establish budgets and operational goals and to manage our company’s business. Other companies may define this measure in different ways. We believe this presentation provides investors and management with supplemental information relating to operating performance and trends that facilitate comparisons between periods and with respect to projected information.

PART I

Item 1. FINANCIAL STATEMENTS

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2014	2015
	(Audited)	(Unaudited)

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$20,023	$88,257
Investment securities, available-for-sale	219,701	644,062
Prepaid expenses and other current assets	6,104	8,637
Total current assets	245,828	740,956
Fixed assets, net	5,852	9,383
Security deposits	2,469	3,517
Total assets	$254,149	$753,856
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$13,459	$22,006
Short-term portion of deferred revenue	1,782	1,782
Total current liabilities	15,241	23,788
Long-term liabilities:
Long-term portion of deferred revenue	8,017	7,126
Total liabilities	23,258	30,914
Stockholders’ equity:
Common stock. 35,000,000 shares authorized; 21,415,243 and 24,149,241 shares issued and outstanding as of December 31, 2014 and June 30, 2015, respectively; par value $0.001 per share	21	24
Additional paid-in capital	700,355	1,280,187
Accumulated other comprehensive loss, net	(284)	(788)
Accumulated deficit	(469,202)	(556,481)
Total stockholders’ equity	230,890	722,942
Total liabilities and stockholders’ equity	$254,149	$753,856

See accompanying notes to the condensed consolidated financial statements.

 INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015

	(in thousands)

Licensing revenue	$445	$445	$851	$1,891
Costs and expenses:
Research and development	14,919	28,295	29,212	56,260
General and administrative	7,955	20,974	13,606	34,112
Total costs and expenses	22,874	49,269	42,818	90,372
Other income (expense):
Revaluation of warrants	55,795	-	(170,832)	-
Other income, net	104	930	240	1,201
	55,899	930	(170,592)	1,201
Net income (loss)	$33,470	$(47,894)	$(212,559)	$(87,280)
Net income (loss) per share:
Basic	$1.60	$(1.99)	$(10.50)	$(3.78)
Diluted	$1.51	$(1.99)	$(10.50)	$(3.78)

Weighted average shares outstanding:
Basic	20,965,094	24,014,092	20,238,955	23,100,222
Diluted	22,204,934	24,014,092	20,238,955	23,100,222

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015

	(in thousands)

Net income (loss)	$33,470	$(47,894)	$(212,559)	$(87,280)
Other comprehensive loss:
Unrealized losses, net, on securities:
Unrealized holding losses, net, arising during the period	(79)	(895)	(97)	(682)
Reclassification for recognized gains on marketable investment securities during the period	3	-	4	2
Net unrealized losses, net, on marketable investment securities	$(76)	$(895)	$(93)	$(680)
Foreign currency translation adjustments	-	338	-	176
	$(76)	$(557)	$(93)	$(504)
Comprehensive income (loss)	$33,393	$(48,451)	$(212,652)	$(87,784)

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2015

	(in thousands)
Cash flows from operating activities:
Net loss	$(212,559)	$(87,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants	170,832	-
Share-based compensation	11,230	16,369
Depreciation	130	646
Amortization of investment premium	1,370	2,595
Changes in:
Prepaid expenses, other current assets and security deposits	(5,760)	(3,581)
Accounts payable, accrued expenses and other current liabilities	2,879	8,547
Deferred revenue	149	(891)
Net cash used in operating activities	(31,729)	(63,595)
Cash flows from investing activities:
Purchases of investment securities	(161,352)	(524,054)
Sales of investment securities	37,288	96,418
Purchases of equipment, leasehold improvements, and furniture and fixtures	(622)	(4,177)
Net cash used in investing activities	(124,686)	(431,813)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	183,546	558,930
Proceeds from exercise of options	4,466	4,536
Net cash provided by financing activities	188,012	563,466
Effect of exchange rate changes	-	176
Net increase in cash and cash equivalents	31,598	68,234
Cash and cash equivalents – beginning of period	13,363	20,023
Cash and cash equivalents – end of period	$44,961	$88,257

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

The Company has its administrative headquarters in New York, New York and offices in San Diego, California and London, United Kingdom. The Company has a wholly-owned subsidiary in Italy which acts as the Company’s legal representative for its clinical trials in the European Union to satisfy European Union regulatory requirements and a wholly-owned subsidiary in the United Kingdom. Intercept was incorporated in Delaware in September 2002.

Basis of Presentation

All financial information presented includes the accounts of the Company’s wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited financial statements of Intercept Pharmaceuticals, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in the audited financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a broader discussion of the Company’s business and opportunities and risks inherent in such business.

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

Revision of Prior Period Financial Statements

During the second quarter of 2014, management identified a misstatement representing an overstatement of non-cash share-based compensation expense in the first quarter of 2014 of approximately $11.6 million related to the valuation of non-employee options. Management determined that the effect of the share-based compensation expense overstatement was not material to the financial statements for the prior interim period. In order to correct the error, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the Company recorded the following immaterial corrections to the financial statements for the six months ended June 30, 2014: (a) a decrease in additional paid-in-capital of $11.6 million and a decrease in accumulated deficit of $11.6 million, which in total had no impact on shareholders’ deficit; and (b) a decrease of $11.6 million in research and development expenses and a corresponding decrease in net loss.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Significant Agreements

Sumitomo Dainippon Pharma Co, Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon to research, develop and commercialize obeticholic acid (OCA) as a therapeutic for the treatment of primary biliary cirrhosis (PBC) and nonalcoholic steatohepatitis (NASH) in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments of up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval for OCA for NASH in Japan, $10.0 million for receiving marketing approval for OCA for NASH in China, and up to $5.0 million for receiving marketing approval for OCA for PBC in the United States. As of June 30, 2015, the Company had achieved $1.0 million of the development milestones under its collaboration agreement with Sumitomo Dainippon. The sales milestones are based on aggregate sales amounts of OCA in the Sumitomo Dainippon territory and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. The Company has determined that each potential future development, regulatory and sales milestone is substantive. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon has the option to add several other Asian countries to its territory to pursue OCA for additional indications. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories. Sumitomo Dainippon is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the Sumitomo Dainippon territory.

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and payments made in respect of the Korea option are being recognized ratably over this period. During the three months ended June 30, 2014 and 2015, the Company recorded revenue of approximately $445,000 and $445,000, respectively, and during the six months ended June 30, 2014 and 2015, the Company recorded revenue of approximately $851,000 and $1.9 million, respectively, in “Licensing Revenue” in its Condensed Consolidated Statement of Operations for the Company’s efforts under the agreement. All of the revenue recognized in the six months ended June 30, 2014 related to the amortization of the up-front payments under the collaboration agreement. For the six months ended June 30, 2015, $891,000 resulted from the amortization of the up-front payments under the collaboration agreement and $1.0 million resulted from the milestone achieved in the period.

United Kingdom Lease

On February 19, 2015, the Company entered into an underlease with Merck Sharp & Dohme Limited for the Company’s new office in the King’s Cross area of London, United Kingdom. The lease will provide the Company with approximately 6,000 rentable square feet in London for office space. The lease term is anticipated to end in June 2019.

The annual rent is £470,608 payable quarterly. The Company is also required to pay value added tax (VAT) on the rent. The Company will be responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by the Company. As security for the underlease, the Company has provided the landlord with a rent deposit in the amount of £705,912 (or approximately $1.1 million), plus applicable VAT. The amount of the deposit may be reduced to £470,608 within 30 days after April 30, 2016 if there are no outstanding payments due and there are no material breaches of the underlease that have not been unremedied in respect of which a drawdown notice has been served and has expired.

4.	Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2014 and June 30, 2015:

	As of December 31, 2014
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair Value
		Gains	Losses

	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$20,023	$-	$-	$20,023
Investment securities:
Commercial paper	7,995	-	(1)	7,994
Corporate debt securities	203,988	19	(282)	203,725
U.S. government and agency securities	7,998	-	(16)	7,982
Total investments	219,981	19	(299)	219,701
Total cash, cash equivalents and investments	$240,004	$19	$(299)	$239,724

	As of June 30, 2015
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair Value
		Gains	Losses

	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$88,257	$-	$-	$88,257
Investment securities:
Commercial paper	12,491	-	(2)	12,489
Corporate debt securities	548,101	31	(956)	547,176
U.S. government and agency securities	84,426	20	(49)	84,397
Total investments	645,018	51	(1,007)	644,062
Total cash, cash equivalents and investments	$733,275	$51	$(1,007)	$732,319

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments aggregated by investment category and length of time that individual securities have been in the position:

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
			(In thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$86,221	$(63)	$81,561	$(219)	$167,782	$(282)
Commercial paper	4,994	(1)	-	-	4,994	(1)
U.S. government and agency securities	-	-	4,481	(16)	4,481	(16)
Total	$91,215	$(64)	$86,042	$(235)	$177,257	$(299)

	As of June 30, 2015
	Less than 12 Months		12 Months or Greater		Total
			(In thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$157,538	$(160)	$321,075	$(796)	$478,612	$(956)
U.S. government and agency securities	14,907	(4)	42,464	(45)	57,371	(49)
Commercial paper	10,490	(2)	-	-	10,490	(2)
Total	$182,935	$(166)	$363,539	$(840)	$546,473	$(1,007)

5.	Income Taxes

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

At December 31, 2014 and June 30, 2015, the Company had available net operating loss carryforwards to reduce future taxable income of approximately $208.9 million and $279.9 million, respectively, for tax reporting purposes. These carryforwards expire between 2024 and 2035. The ability of the Company to utilize its net operating losses in future years is subject to limitation in accordance with provisions of Section 382 of the Internal Revenue Code due to previous ownership changes; however, these changes have not resulted in material limitations to the Company’s ability to utilize the net operating losses. The Company’s deferred tax asset of approximately $104.7 million and $141.0 million at December 31, 2014 and June 30, 2015, respectively, resulted primarily from the tax effects of net operating losses, share-based compensation and deferred revenue. The Company does not have any deferred tax liabilities. Since the Company has not yet achieved sustained profitable operations, management believes its deferred tax assets do not satisfy the more-likely-than-not realization criteria and has provided an allowance for the full amount of the deferred tax asset. As a result, the Company has not recorded any income tax benefit since its inception.

6.	Warrants to Purchase Common Stock

In conjunction with various financing transactions prior to its initial public offering, the Company issued warrants to purchase the Company’s common stock. Certain of the warrants included a so-called “down round” provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices and the remaining warrants contain a provision that require the underlying shares to be registered upon an initial public offering (IPO). These warrants were deemed to be derivative instruments and as such, were recorded as a liability and were marked-to-market at each reporting period. The Company estimated the fair values of the warrants at each reporting period using a Black-Scholes option-pricing model. Management concluded, under the Company’s facts and circumstances, that the estimated fair values of the warrants using the Black-Scholes option-pricing model approximates, in all material respects, estimated values determined using a binomial valuation model. The estimates in the Black-Scholes option-pricing model and the binomial valuation model were based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants. Changes in the fair value of the common stock warrant liability from the prior period were recorded as a component of other income and expense.

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

Financial assets and liabilities, carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
December 31, 2014
Assets:
Money market funds	$21,284	$21,284	$-	$-
Available for sale securities:				-
Commercial paper	7,994	-	7,994	$-
Corporate debt securities	203,725	-	203,725	-
U.S. government and agency securities	7,982	-	7,982	-
Total financial assets:	$240,985	$21,284	$219,701	$-

June 30, 2015
Assets:
Money market funds	$51,013	$51,013	$-	$-
Available for sale securities:
Commercial paper	12,489	-	12,489	-
Corporate debt securities	547,176	-	547,176	-
U.S. government and agency securities	84,397	-	84,397	-
Total financial assets	$695,076	$51,013	$644,063	$-

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	December 31, 2014	June 30, 2015

	(In thousands)

Due in one year or less	$130,159	$219,474
Due after 1 year through 2 years	89,542	424,588
Total investments in debt securities	$219,701	$644,062

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Common Stock

As of December 31, 2014 and June 30, 2015, the Company had 35,000,000 authorized shares of common stock, $0.001 par value per share.

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

In June 2013, the Company completed a public offering of 1,989,500 shares of its common stock pursuant to a registration statement on Form S-1. Net proceeds were approximately $61.2 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

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

In February 2015, the Company completed a public offering of 1,150,000 shares of its common stock pursuant to a registration statement on Form S-3. After underwriting discounts and commissions and offering expenses, the Company received net proceeds of approximately $191.6 million.

In April 2015, the Company completed a public offering of 1,330,865 shares of its common stock pursuant to a registration statement on Form S-3. After underwriting discounts and commissions and offering expenses, the Company received net proceeds of approximately $367.1 million.

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

The following table summarizes stock option activity during the six months ended June 30, 2015:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, December 31, 2014	1,436,055	$75.81
Granted	43,056	$230.02
Exercised	(194,938)	$23.10
Forfeited	(51,857)	$105.38
Outstanding, June 30, 2015	1,232,316	$88.30

Exercisable, June 30, 2015	652,555	$37.62

The following table summarizes the aggregate RSU and RSA activity during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Fair Value	Aggregate Intrinsic Value
			(in thousands)

Outstanding, December 31, 2014	119,348	$126.48	$18,618
Granted	40,392	$237.71	$9,750
Exercised	(36,136)	$118.73	$8,723
Forfeited	(4,238)	$256.92	$1,023
Outstanding, June 30, 2015	119,366	$161.84	$28,812

As of June 30, 2015, there was $17.7 million of unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted average period of 3.19 years. The weighted average remaining contract life of the non-vested shares as of June 30, 2015 is 3.19 years.

The following table summarizes additional information about unvested RSUs and RSAs outstanding:

	Number	Intrinsic Value
	of Shares	(in thousands)
Employees and directors	111,825	$26,992
Consultants	7,541	1,820
Outstanding at June 30, 2015	119,366	$28,812

9.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2015	2014	2015

	(In thousands, except share and per share amounts)		(In thousands, except share and per share amounts)
Historical net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$33,470	$(47,894)	$(212,559)	$(87,280)
Denominator:
Weighted average shares used in calculating net loss per share - basic	20,965,094	24,014,092	20,238,955	23,100,222
Dilutive effect of equity incentive plans' shares	1,239,840	-	-	-
Weighted average shares used in calculating net income (loss) per share - basic and diluted	22,204,934	24,014,092	20,238,955	23,100,222
Net income/(loss) per share:
Basic	$1.60	$(1.99)	$(10.50)	$(3.78)
Diluted	$1.51	$(1.99)	$(10.50)	$(3.78)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

	(In thousands)		(In thousands)

Options	182	1,232	1,455	1,232
Restricted stock units	-	37,158	84	37,158
Total	182	38,390	1,539	38,390

10.	Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our most advanced development program for OCA is for PBC as a second line treatment for patients who have an inadequate response to the current standard of care or as monotherapy for those who are unable to tolerate standard of care therapy and therefore need additional treatment. PBC is a chronic autoimmune liver disease that, if inadequately treated, may eventually lead to cirrhosis, liver failure and death. In March 2014, we completed a Phase 3 clinical trial, known as the POISE trial, in which OCA achieved the primary endpoint for the treatment of PBC. We intend to use these results, along with two previously completed randomized Phase 2 clinical trials of OCA in PBC, as the basis for seeking the first regulatory approvals to market OCA in the United States, Europe, Canada and Australia. In June 2015, we completed our filings for marketing approval of OCA in PBC in the United States under the FDA’s accelerated approval pathway and Europe in June 2015. We also plan to apply for marketing approval of OCA in PBC in other markets such as Canada and Australia. If we receive marketing approval from regulatory authorities, we plan to initiate the commercial launch of OCA in PBC in the United States, certain European countries and Canada in 2016.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in July 2014. We finalized the design of our Phase 3 clinical program in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial, during the second quarter of 2015, following the completion of our regulatory discussions with the FDA and the European Medicines Agency, or EMA, and plan to initiate the clinical program in the third quarter of 2015. We also intend to initiate a clinical trial in 2015 characterizing the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. Our collaborator, Sumitomo Dainippon Pharma Co. Ltd., or Sumitomo Dainippon, has completed enrollment in a 200- patient Phase 2 NASH clinical trial of OCA in Japan with a primary efficacy endpoint similar to that used in our Phase 2b FLINT trial, which is anticipated to be completed by the end of 2015.

Our net income for the three months ended June 30, 2014 was approximately $33.5 million while our net loss for the three months ended June 30, 2015 was approximately $47.7 million. Our net losses for the six months ended June 30, 2014 and 2015 were $212.6 million and $87.0 million, respectively. As of June 30, 2015, we had an accumulated deficit of approximately $556.2 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations and, for the six months ended June 30, 2014, from the mark-to-market of our previously outstanding liability-classified warrants. Our net income for the three months ended June 30, 2014 is primarily attributable to the revaluation of our warrants.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	complete the development of our lead product candidate, OCA, for the treatment of PBC, and continue the development of OCA in NASH and other patient populations;
•	seek to obtain regulatory approvals for OCA for PBC, NASH and other potential patient populations;
•	prepare for the potential commercialization of OCA in PBC, including establishing our sales, marketing and distribution capabilities and increasing our drug manufacturing activities;
•	continue development of our other product candidates, such as INT-767, and engage in other research and development activities;

•	maintain, expand and protect our intellectual property portfolio;
•	increase our product development, scientific, commercial and administrative personnel and expand our facilities and operations in the United States and abroad; and
•	operate as a public company.

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

We have our headquarters in New York, New York and offices in San Diego, California and London, United Kingdom. We have a wholly-owned subsidiary in Italy which acts as our legal representative for our clinical trials in the European Union to satisfy European Union regulatory requirements and a wholly-owned subsidiary in the United Kingdom.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of products. All of our revenue has been derived from our collaborative agreements for the development and commercialization of certain of our product candidates. We have entered into an exclusive licensing agreement with Sumitomo Dainippon for the development of OCA in Japan, China and Korea. Under the terms of the agreement, we have received up-front payments of $16.0 million, including $1.0 million upon the exercise by Sumitomo Dainippon of its option to add Korea to its licensed territories, and may be eligible to receive up to approximately $300 million in additional payments for development, regulatory and commercial sales milestones for OCA in the licensed territories. As of June 30, 2015, we have achieved $1.0 million of the development milestones.

For accounting purposes, the up-front payments are recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. We recognized $851,000 and $1.9 million in license revenue for the six months ended June 30, 2014 and 2015, respectively. All of the revenue recognized in the six months ended June 30, 2014 related to the amortization of the up-front payments under the collaboration agreement. For the six months ended June 30, 2015, $891,000 resulted from the amortization of the up-front payments under the collaboration agreement and $1.0 million resulted from the milestone achieved in the period. We anticipate that we will recognize revenue of approximately $1.8 million per year through 2020, for the amortization of the relevant up-front collaboration payments from Sumitomo Dainippon. In the future, we may generate revenue from a combination of license fees and other up-front payments, research and development payments, milestone payments, product sales and royalties in connection with our collaborations. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or our collaboration partners. If our collaboration partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.

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

	Six Months Ended June 30,
	2014	2015

	(In thousands)

Direct research and development expense by program:
OCA	$14,924	$22,015
Research and discovery initiatives	–	4,704
INT-767	869	3,192
Total direct research and development expense	15,793	29,911
Personnel costs (1)	12,023	22,621
Indirect research and development expense	1,396	3,728
Total research and development expense	$29,212	$56,260

(1)	Personnel costs include stock-based compensation expense associated with stock options and restricted stock awards granted to employees and non-employees of $7.4 million and $10.1 million for the six months ended June 30, 2014 and 2015, respectively.

For the six months ended June 30, 2015, we had a net increase of 22 research and development personnel in support of our expansion in activities.

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

OCA

The majority of our research and development resources were focused on completing our NDA and Marketing Authorization Application, or MAA, filings for OCA for the treatment of PBC, which were completed during June 2015. In addition, we have incurred and expect to continue to incur significant expenses in connection with these efforts, including:

•	completing our POISE trial of OCA in patients with PBC in March 2014 and continuing the long-term safety extension phase of the trial potentially through 2019.
•	initiating our clinical outcomes confirmatory trial for OCA in PBC in December 2014 and continuing the trial on a post-marketing basis.
•	conducting numerous Phase 1 clinical trials during 2014 in support of the NDA and MAA filings for OCA in PBC.
•	contracting with third-party manufacturers to produce the quantities of OCA needed for regulatory approval as well as the necessary supplies for our other contemplated trials and working to secure second manufacturers as part of our strategy to secure more than one approved supplier of OCA in the future. We are building commercial supplies, including supplies of the starting material for manufacturing OCA.
•	contracting with and planning to engage a number of consultants and other third party vendors in relation to our seeking of regulatory approval and implementing various electronic software and systems in relation to our regulatory activities.

In addition, we are evaluating OCA in other chronic liver diseases, particularly NASH and PSC. We completed regulatory discussions regarding the Phase 3 trial design for our clinical program for OCA in non-cirrhotic NASH patients with liver fibrosis in June 2015 and plan to initiate the trial in the third quarter of 2015. We are also planning a clinical trial characterizing lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. For PSC, we initiated a Phase 2 clinical trial in December 2014. As a result, we expect that our expenditures in connection with our NASH and PSC programs will increase significantly in future periods.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive and operational functions, including sales and marketing, finance, information technology, legal and human resources. Other significant general and administrative expenses include non-cash stock-based compensation expenses, expenses related to our OCA pre-commercialization activities, facilities costs, accounting and legal services, information technology and other expenses of operating as a public company.

Our general and administrative expenses have increased and will continue to increase as we operate as a public company and due to the potential commercialization of our product candidates. We further plan on expanding our operations both in the United States, Europe and other countries such as Canada and Australia, which will increase our general and administration expenses. We believe that these activities will result in increased costs related to the hiring of significant additional personnel, increased fees for outside consultants, lawyers and accountants and the addition of facilities. We have also incurred and will continue to incur increased costs to comply with corporate governance, internal controls, compliance and similar requirements applicable to public companies with expanding operations and biopharmaceutical companies seeking to commercialize its product candidates. For the six months ended June 30, 2015, we had a net increase of 47 corporate and commercial personnel in support of our expansion in activities.

Other Income, Net

Other income, net consists of interest income earned on our cash, cash equivalents and investment securities, offset by management fees, as well as capital base, franchise and real estate taxes.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and the Three Months Ended June 30, 2015

The following table summarizes our results of operations for each of the three months ended June 30, 2014 and 2015, together with the changes in those items in dollars:

	Three Months Ended June 30,		Dollar Change
	2014	2015

	(In thousands)

Licensing revenue	$445	$445	$-
Operating expenses:
Research and development	14,919	28,295	13,376
General and administrative	7,955	20,974	13,019
Loss from operations	(22,429)	(48,824)	(26,395)
Warrant revaluation income	55,795	-	(55,795)
Other income, net	104	930	825
Net loss	$33,470	$(47,894)	$(81,364)

Licensing Revenue

Licensing revenue was $445,000 for each of the three months ended June 30, 2014 and 2015 resulting from the amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Research and Development Expenses

Research and development expenses were $14.9 million and $28.3 million for the three months ended June 30, 2014 and 2015, respectively, representing an increase of $13.4 million. This increase in research and development expense primarily reflects:

•	increased expenses of $6.6 million related to personnel and activities to support our NDA and MAA filings for OCA in PBC as well as increased development initiatives;
•	increased expenses of approximately $2.9 million related to product development and manufacturing;
•	increased costs of $1.2 million associated with our INT-767 program;
•	increased expenses of approximately $1.0 million from research and discovery initiatives; and
•	increased indirect costs of approximately $1.7 million.

General and Administrative Expenses

General and administrative expenses were $8.0 million and $21.0 million in the three months ended June 30, 2014 and 2015, respectively. The $13.0 million increase primarily reflects:

•	increased expenses of $6.8 million for personnel and related activities to support our increased development initiatives as well as our pre-commercial activities;
•	increased expenses of approximately $2.5 million related to legal, finance and facilities costs to support our growing operations;
•	increased expenses of approximately $2.1 million for employee recruitment activities; and
•	increased expenses of approximately $1.6 million related to shareholder litigation expenses.

Other Income, Net

Other income, net was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of the increase in the investment balances from our April 2014, February 2015 and April 2015 equity financings.

Comparison of the Six Months Ended June 30, 2014 and the Six Months Ended June 30, 2015

The following table summarizes our results of operations for each of the six months ended June 30, 2014 and 2015, together with the changes in those items in dollars:

	Six Months Ended June 30,		Dollar Change
	2014	2015

	(In thousands)

Licensing revenue	$851	$1,891	$1,040
Operating expenses:
Research and development	29,212	56,260	27,048
General and administrative	13,606	34,112	20,506
Loss from operations	(41,967)	(88,481)	(46,514)
Warrant revaluation (expense)	(170,832)	-	170,832
Other income, net	240	1,201	961
Net loss	$(212,559)	$(87,280)	$125,279

Licensing Revenue

Licensing revenue was $851,000 and $1.9 million for the six months ended June 30, 2014 and 2015, respectively. All of the revenue recognized in the six months ended June 30, 2014 related to the amortization of the up-front payments under the collaboration agreement. For the six months ended June 30, 2015, $891,000 resulted from the amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon and $1.0 million resulted from the milestone achieved in the period.

Research and Development Expenses

Research and development expenses were $29.2 million and $56.3 million for the six months ended June 30, 2014 and 2015, respectively, representing an increase of approximately $27.1 million. This increase in research and development expense primarily reflects:

•	increased expenses of $11.2 million related to personnel and activities to support our NDA and MAA filings for OCA in PBC as well as increased development initiatives;
•	increased expenses of approximately $4.7 million from research and discovery initiatives;
•	increased expenses of approximately $3.9 million related to other development initiatives;
•	increased costs of approximately $3.2 million related to product development and manufacturing;
•	increased costs of $2.3 million associated with our INT-767 program; and
•	increased indirect costs of approximately $1.7 million.

General and Administrative Expenses

General and administrative expenses were $13.6 million and $34.1 million in the six months ended June 30, 2014 and 2015, respectively. The $20.5 million increase primarily reflects:

•	increased expenses of $13.3 million for personnel and related activities to support our increased development initiatives as well as our pre-commercial activities;
•	increased expenses of approximately $3.5 million related to legal, finance and facilities costs to support our growing operations;
•	increased expenses of approximately $2.0 million for employee recruitment activities; and
•	increased expenses of approximately $1.7 million related to shareholder litigation expenses.

Other Income, Net

Other income, net was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of the increase in the investment balances from our April 2014, February 2015, and April 2015 equity financings, offset by the increases in cash used in operations.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2015, we had an accumulated deficit of $556.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling $623.2 million (net of issuance costs of $33.7 million), including $29.7 million in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering in October 2012, $61.2 million in net proceeds from our follow-on public offering in June 2013, $183.5 million in net proceeds from a follow-on public offering in April 2014, $191.6 million in net proceeds from a follow-on public offering in February 2015, $367.3 million in net proceeds from the follow-on offering in April 2015 and the receipt of $17.4 million in up-front payments under our licensing and collaboration agreements with Sumitomo Dainippon and Servier. As of June 30, 2015, we had cash, cash equivalents and investment securities of $732.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2014	2015

	(In thousands)
Net cash provided by (used in):
Operating activities	$(31,728)	$(63,595)
Investing activities	(124,686)	(431,813)
Financing activities	188,012	563,466
Effect of exchange rate changes	-	176
Net increase in cash and cash equivalents	$31,598	$68,234

Operating Activities. The increase in our net cash used in operating activities of approximately $31.9 million during the six months ended June 30, 2015 as compared to the same period last year was primarily a result of increased activities in our business requiring more capital. Net cash used in operating activities of $31.7 million during the six months ended June 30, 2014 was primarily a result of our $212.6 million net loss, offset by the revaluation of warrants of $170.8 million and share-based compensation of $11.2 million. Net cash used in operating activities of $63.6 million during the six months ended June 30, 2015 was primarily a result of our $87.0 million net loss, offset by the add-back of non-cash expenses of $16.4 million for stock-based compensation, the amortization of investment premium of $2.6 million and net changes in operating assets and liabilities of $3.8 million.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2014 and 2015 was $124.7 million and $431.8 million, respectively. This net increase in cash used in investing activities of approximately $307.1 million is attributed to the increase in the purchases of investments of $362.7 million as a result of investing the proceeds from the February 2015 and April 2015 offerings, offset by the increase in the sale of investments of $59.1 million. The increase in purchases of equipment, improvements and furniture and fixtures of approximately $3.6 million is primarily related to our expansion efforts at our New York office and leasehold improvements in our United Kingdom office.

Financing Activities. Net cash provided by financing activities for the six months ended June 2014 were $188.0 million compared to $563.5 million for the comparable period in 2015. This increase was primarily the result of funds received through the February 2015 and the April 2015 offerings.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize OCA or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We have incurred and expect to incur additional costs associated with operating as a public company and further plan on expanding our operations in the United States, Europe and in other countries such as Canada and Australia. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

As of June 30, 2015, we had $732.3 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses of $240 million in the fiscal year ending December 31, 2015, which excludes stock-based compensation and other non-cash items. This is an increase from the previous projection of $180 million to $200 million in adjusted operating expenses, and represents approximately $170 million of anticipated adjusted operating expenses in the second half of 2015, with the weighting of these expenses to come in the fourth quarter. The increase is primarily due to accelerated hiring of additional employees and infrastructure buildout supporting our commercial and research and development efforts. These expenses are planned to support the clinical development program for OCA in PBC, NASH and PSC, the expansion of our clinical, regulatory, medical affairs and commercial infrastructure in the United States, Europe and other countries such as Canada and Australia, increased OCA manufacturing activities, as well as the continued development of INT-767 and other preclinical pipeline programs. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under U.S. generally accepted accounting principles, or GAAP. Adjusted operating expense is a financial measure not calculated in accordance with GAAP. See “Non-GAAP Financial Measures” for more information. Accordingly, we will continue to require substantial additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialization of our products under development.

Due to the many variables inherent to the development and commercialization of novel therapies and our rapid growth and expansion, we currently cannot accurately and precisely predict the duration beyond 2015 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

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

The amount and timing of our future requirements will depend on many factors including:

•	the willingness of the FDA and the EMA to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for the review and marketing approval of OCA for PBC;
•	the progress, costs, results of and timing of our recently initiated confirmatory clinical outcomes trial of OCA for the treatment of PBC, the completion of which we expect will not be a condition to the receipt of marketing approval in the United States or the European Union;
•	the design of our overall Phase 3 program in NASH, which includes our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis and may include Phase 3 trials in other subpopulations with NASH such as those with cirrhosis;
•	the progress, costs, results of and timing of our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis, other supporting trials and studies necessary to support anticipated filings for marketing approval of OCA in non-cirrhotic NASH patients with liver fibrosis, including the sufficiency of one pivotal clinical trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA in this patient population, and any additional trials we may conduct in other subpopulations of NASH patients;
•	the progress, costs, results of and timing of clinical development of OCA for other indications, including our Phase 2 trial of OCA in PSC and biliary atresia;
•	the significant expansion of our operations, personnel and the size of our company and our need to continue to expand;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development, such as INT-767 and INT-777;
•	the ability of our product candidates to progress through pre-clinical and clinical development successfully and in a timely manner;
•	the expansion of our research and development activities;
•	the costs and timing of commercialization activities, including product sales, marketing and distribution, for any of our product candidates that receive marketing approval;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our product candidates;
•	market acceptance of our product candidates;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire additional management, scientific and medical, commercial and other qualified personnel and the substantial cost of retaining such additional personnel;
•	the effect of competing technological and market developments;
•	our plan to expand our operations into Europe and other countries such as Canada and Australia and the manner in which we implement our expansion plan;
•	our need to implement and maintain internal systems, software and infrastructure, including those to assist in our financial and reporting, clinical development and commercialization efforts and to support our existing and expanding personnel; and
•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

In February 2015, we entered into an underlease with Merck Sharp & Dohme Limited for our new office in the King’s Cross area of London, United Kingdom. The lease provides us with approximately 6,000 rentable square feet in London for office space. The lease term is anticipated to end in June 2019. The annual rent is £470,608, payable quarterly. We are also required to pay value added tax, or VAT, on the rent. We are responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by us. As security for the underlease, we have provided the landlord with a rent deposit in the amount of £705,912 (or approximately $1.1 million), plus applicable VAT. The amount of the deposit may be reduced to £470,608 within 30 days after April 30, 2016 if there are no outstanding payments due and there are no material breaches of the underlease that have not been unremedied in respect of which a drawdown notice has been served and has expired.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control, that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including net losses of $43.6 million, $67.8 million and $283.2 million for the years ended December 31, 2012, 2013 and 2014, respectively, and $87.0 million for the six months ended June 30, 2015. To date, we have financed our operations primarily through private placements of our convertible preferred stock, convertible notes and warrants to purchase common stock, public offerings of our common stock and payments received under our licensing and collaboration agreements with Sumitomo Dainippon Pharma Co. Ltd., or Sumitomo Dainippon, and Les Laboratoires Servier and Institut de Recherches Servier, which are collectively referred to as Servier. At June 30, 2015, we had $732.3 million in cash, cash equivalents and investment securities.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations, protecting our intellectual property and engaging in activities to prepare for the commercialization of our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, obeticholic acid, or OCA, which is our lead product candidate, and our other product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel in the United States and Europe to support our product development and commercialization efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years as we continue our confirmatory clinical outcomes trial of OCA in primary biliary cirrhosis, or PBC, continue our long-term safety extension phases of our clinical trials of OCA in PBC, continue our Phase 3 clinical program of OCA in nonalcoholic steatohepatitis, or NASH, continue our Phase 2 clinical trial of OCA for primary sclerosing cholangitis, or PSC, and finalize other planned activities for regulatory approval of OCA in PBC. We also expect that continuing the development of OCA in additional diseases, such as biliary atresia, a rare pediatric disease characterized by deficient bile duct development. We also plan on initiating a clinical trial to assess the lipid metabolic effects of OCA and the effects of concomitant statin administration in NASH patients during 2015. Furthermore, we plan to complete IND-enabling studies of INT-767, an earlier stage product candidate for which we plan to initiate, Phase 1 clinical trial by the end of 2015. Our expenses could increase if we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates. We also anticipate that we will continue to increase our product development, scientific, commercial and administrative personnel significantly and expand our facilities and infrastructure in the United States and abroad as part of our growth strategy.

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

We are currently advancing OCA through clinical development for multiple indications and other product candidates through preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In June 2015, we completed our filings for marketing approval of OCA in PBC in the United States and Europe. If we receive marketing approval from regulatory authorities, we plan to initiate the commercial launch of OCA in PBC in the United States and certain European countries in 2016. We anticipate incurring significant expenses as we prepare for the potential commercialization of OCA in PBC, including significant expenses to establish our sales, marketing and distribution capabilities and increase our drug manufacturing activities. We will require substantial additional future capital in order to complete clinical development and commercialize OCA, and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. We also anticipate incurring significant expenses in connection with our planned increase in our product development, scientific, commercial and administrative personnel and expansion of our facilities and infrastructure in the United States and abroad.

As of June 30, 2015, we had $732.3 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses of $240 million in the fiscal year ending December 31, 2015, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the clinical development program for OCA in PBC, NASH and PSC, the expansion of our clinical, regulatory, medical affairs and commercial infrastructure in the United States and Europe, increased OCA manufacturing activities, as well as the continued development of INT-767 and other preclinical pipeline programs. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under U.S. generally accepted accounting principles, or GAAP. Adjusted operating expense is a financial measure not calculated in accordance with GAAP. See “Non-GAAP Financial Measures” for more information. Accordingly, we will continue to require substantial additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Due to the many variables inherent to the development and commercialization of novel therapies, such as the risks described in the “Risk Factors” section of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, and our rapid growth and expansion, we currently cannot accurately or precisely predict the duration beyond 2015 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	expand our clinical, regulatory, medical affairs and commercial infrastructure in the United States and Europe;

•	continue and expand our clinical development programs for OCA in PBC, NASH and PSC, such as initiating and/or continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, our planned clinical trial characterizing lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients, our ongoing Phase 2 clinical trial of OCA for PSC, and our ongoing confirmatory clinical outcomes trial of OCA in PBC;
•	advance the continued development of INT-767, including the completion of IND-enabling preclinical studies for INT-767 and the initiation of a Phase 1 clinical trial, and other preclinical compounds;
•	continue our activities to support our recently completed NDA and MAA filings to receive marketing authorization for OCA in PBC in the United States and Europe, but not complete our filings for marketing authorization in any other indication;
•	increase OCA manufacturing activities, including investing in supply chain and product development, preparing for PBC commercial launch and planning for the continuation of our clinical program in NASH, but not manufacture the supply needed for any potential commercial launch of OCA in NASH; and
•	prepare for and, if we obtain marketing approval on a timely basis, initiate the commercial launch of OCA in PBC in both the United States and certain European countries in 2016, but not commercially launch OCA in PBC in other countries across the world.

Accordingly, we will continue to require substantial additional capital to continue our clinical development, commercialization and other activities. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the willingness of the FDA and EMA to accept the POISE trial, which is our completed phase 3 clinical trial for PBC, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and marketing approval of OCA for PBC;
•	the progress, costs, results of and timing of our recently initiated confirmatory clinical outcomes trial of OCA for the treatment of PBC, the completion of which we expect will not be a condition to the receipt of marketing approval in the United States or the European Union;
•	the design of our overall Phase 3 program in NASH, which includes our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis and may include Phase 3 trials in other subpopulations with NASH such as those with cirrhosis;
•	the progress, costs, results of and timing of our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis, other supporting trials and studies necessary to support anticipated filings for marketing approval of OCA in non-cirrhotic NASH patients with liver fibrosis, including the sufficiency of one pivotal clinical trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA in this patient population, and any additional trials we may conduct in other subpopulations of NASH patients;
•	the progress, costs, results of and timing of clinical development of OCA for other indications, including our Phase 2 trial of OCA in PSC and biliary atresia;
•	the significant expansion of our operations, personnel and the size of our company and our need to continue to expand;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development, such as INT-767 and INT-777;
•	the ability of our product candidates to progress through pre-clinical and clinical development successfully and in a timely manner;
•	the expansion of our research and development activities;
•	the costs and timing of commercialization activities, including product sales, marketing and distribution, for any of our product candidates that receive marketing approval;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our product candidates;
•	acceptance of our product candidates by the market and third-party payors;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire additional management, scientific and medical, commercial and other qualified personnel and the substantial cost of retaining such additional personnel;
•	the effect of competing technological and market developments;
•	our need to implement and maintain internal systems, software and infrastructure, including those to assist in our financial and reporting, clinical development and commercialization efforts and to support our existing and expanding personnel; and
•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

We are a development stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and engaging in pre-commercial activities for OCA in PBC. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our product candidates in clinical development, including our ability to receive approval from the FDA and the EMA for OCA for the treatment of PBC based on our POISE trial, and our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of OCA for PBC;
•	delays in the commencement, enrollment and timing of clinical trials;
•	difficulties in identifying and treating patients suffering from our target indications, including those due to PBC and PSC being rare diseases and NASH currently requiring an invasive liver biopsy for diagnosis;
•	the success of our clinical trials through all phases of clinical development, such as the success of our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	the required timeframe for us to receive and analyze data from our clinical trials;
•	our ability to identify and develop additional product candidates;
•	market acceptance of our product candidates;
•	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage or reimbursement for our products and the extent to which such coverage or reimbursement will be provided;
•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations, or CROs;
•	our dependency on third-party manufacturers to manufacture our products and key ingredients;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of potential intellectual property, securities and other litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to build and improve our company’s infrastructure, systems and controls;
•	potential product liability claims; and

•	our ability to obtain and maintain adequate insurance coverage.

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

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States, the EMA in Europe and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of an NDA from the FDA or an MAA from the EMA, respectively. While we have completed the submissions of our NDA and MAA for OCA in PBC, we have not yet received marketing authorization from either the FDA or EMA for any of our product candidates.

NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. Even after the submission of an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators of other jurisdictions, such as the EMA, have their own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Approvals may also be conditional upon the completion of one or more clinical trials. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, regulatory approval for any of our product candidates may be withdrawn. Regulatory approval is also dependent on successfully passing regulatory inspection of our company, our clinical sites and key vendors and to ensure compliance with applicable good clinical, laboratory and manufacturing practices regulation. Critical findings could jeopardize or delay the approval of the NDA or MAA.

We have completed a randomized, placebo-controlled Phase 3 trial of OCA in PBC patients, which we refer to as the POISE trial, and two randomized, placebo-controlled Phase 2 trials of OCA in PBC patients, one with OCA in combination with ursodiol and one with OCA as monotherapy, and we are finalizing other preclinical and clinical studies required to complete the filings. Furthermore, we will need to complete a number of clinical trials and other studies for the continued development of OCA in indications other than PBC. For example, we are currently planning to initiate our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis and intend to conduct a number of supporting studies and trials such as a Phase 2 trial characterizing the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. In each of these cases, our ability to obtain the approvals necessary to commercialize our product candidates will depend on our ability to conduct and complete these additional trials as well as assemble various other data to complete our regulatory filings for OCA in the relevant indication or patient population.

There can be no assurance that we will be able to receive marketing approval for OCA in PBC or that we will be able to complete our regulatory filings for any other indication on a timely basis or at all. We cannot predict whether our trials and studies as to NASH or any other indication or patient population will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or require us to conduct additional studies or trials. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulators will ultimately agree to a surrogate endpoint for accelerated approval of OCA for the treatment of NASH. While the interim histological endpoint is similar to that in the Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health, our Phase 3 REGENERATE trial has different trial designs. For example, the REGNERATE trial will include the following interim co-primary endpoints which are intended to serve as the basis for seeking marketing approvals in the United States, Europe and other countries: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening NASH and (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. The REGENERATE trial will also remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis.

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

The FDA generally requires two pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. Under Subpart H regulations, the FDA can grant accelerated approval based on a surrogate reasonably likely to predict clinical benefit. The POISE primary endpoint is a surrogate endpoint that we believe is reasonably likely to predict clinical benefit, therefore meeting the FDA’s Subpart H requirements for consideration under its accelerated approval regulation. While we completed the submission of the NDA in June 2015, formal review of the NDA will not commence until 60 days after submission. It is unlikely we will receive definitive written guidance from the FDA prior to formal review of our NDA as to the acceptability of the POISE trial surrogate endpoint to support an approval of OCA for the treatment of PBC. Although the results from our POISE trial are highly significant and supported by two controlled Phase 2 trials, our POISE trial and our regulatory submissions package may nonetheless not be sufficient to support approval in the United States. We anticipate that similar risks will apply to other indications for which we intend to seek marketing approval for our product candidates under accelerated approval regulations. For example, we will face these risks for OCA for the treatment of NASH because of our plan to seek accelerated approval based on the REGENERATE trial which incorporates interim co-primary surrogate endpoints.

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

Likewise, we will not receive definitive feedback from the EMA prior to formal review of our MAA as to the acceptability of the POISE trial endpoint to support a marketing authorization of OCA for the treatment of PBC. It is also possible that any marketing authorization we receive from the EMA for OCA for the treatment of PBC could be conditional on post-approval studies and not considered a full approval. Our ability to obtain and maintain conditional marketing authorization in the European Union will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all, including the completion of a clinical outcomes trial to confirm the clinical benefit of OCA in PBC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

Our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis incorporates interim co-primary surrogate endpoints that may serve as the basis for a supplemental NDA filing for accelerated approval in the United States and approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA in NASH are subject to similar risks as discussed above in relation to OCA for PBC. The primary endpoint in the Phase 2b FLINT trial of OCA in NASH patients was based on liver biopsy and was defined as an improvement of two or more points in the NAFLD activity score (a system of scoring the histopathological features in the liver) with no worsening of liver fibrosis and the co-primary endpoints for our REGENERATE trial are: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening NASH and (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Currently, other biopharmaceutical companies are enrolling or have initiated trials in certain subpopulations of NASH patients based on different endpoints from those in the FLINT and REGENERATE trials. Although the FDA acknowledged at recent workshops the possibility of granting accelerated approval for NASH therapies using surrogate endpoints, with potential examples including histological improvement, using the NAS or another scoring system, histological resolution of NASH, or improvements in fibrosis in pre-cirrhotic patients with NASH, the FDA did not provide any formal regulatory guidance on approvable endpoints and may not accept a surrogate endpoint for OCA for the treatment of NASH.

The FDA generally requires two pivotal clinical trials to approve an NDA. Therefore, even if we achieve favorable results in a single Phase 3 clinical trial, the FDA may not accept this one trial as an adequate basis for approval and require that we conduct and complete a second Phase 3 clinical trial before considering an NDA for any of the indications for which we may seek marketing approval for our product candidates. Our NDA for OCA for the treatment of PBC patients who have an inadequate response to or are intolerant of ursodiol will be based on the results of three clinical trials — the POISE trial and two Phase 2 trials. It is possible that our final NDA submission for regulatory approval will not be accepted by the FDA for review or, even if it is accepted for review, that there may be delays in the FDA’s review process and that the FDA may determine that our NDA does not merit the approval of OCA for the treatment of PBC, in particular because we have only conducted a single Phase 3 clinical trial of OCA for the treatment of PBC, in which case the FDA may require that we conduct and/or complete additional clinical trials and preclinical studies before it will reconsider our application for approval. A similar risk applies if we seek marketing approval of OCA for non-cirrhotic NASH patients with liver fibrosis based on the interim results of our REGENERATE trial. Our regulatory pathway for OCA for the treatment of NASH will depend upon our discussions with the FDA and EMA. As a result, we may face difficulty in designing an acceptable registration strategy around REGENERATE or any other trials in different subpopulations of NASH patients. In addition, since the design of the REGENERATE trial deviates from that of the FLINT trial, there is an increased risk that the results of the REGENERATE trial would differ from the FLINT results.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We initiated our clinical outcomes confirmatory trial in PBC in December 2014. We also initiated our Phase 2 trial in PSC in December 2014. We completed the design of our Phase 3 trial in non-cirrhotic NASH patients with liver fibrosis in May 2015 and are working to initiate the trial. The results from these trials may not be available when we expect or we may be required to conduct additional clinical trials or preclinical studies not currently planned to receive approval for OCA as a treatment for the related indication, in which case we would require additional funding. In addition, our clinical programs are subject to a number of variables and contingencies, such as the results of other trials or regulatory interactions that may result in a change in timing. As such, we do not know whether any future trials or studies of our other product candidates, including our clinical outcomes trial of OCA, will begin on time or will be completed on schedule, if at all.

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

We believe that the results of our POISE trial and our long-term safety extension trials in PBC patients, which include patients who currently have been on OCA therapy for more than four years, demonstrate that OCA produces a durable therapeutic response. We completed our filings for marketing approval of OCA in PBC in the United States and the European Union in June 2015. We cannot assure you that our POISE trial results will result in our receiving marketing approval for OCA in PBC or that our planned clinical outcomes confirmatory trial of OCA in PBC will demonstrate a correlation of biochemical therapeutic response in patients taking OCA with a significant reduction in adverse clinical events over time.

In December 2014, we received comprehensive datasets from the FLINT trial. The Phase 2 trial in NASH currently being conducted in Japan by our collaborator Sumitomo Dainippon involves different doses of OCA being administered to the trial subjects than those utilized in FLINT. As a result, the positive efficacy results seen in FLINT may not be replicated in the Japanese trial or any future trial we may conduct in NASH. In addition, since the design of the REGENERATE trial deviates from that of the FLINT trial, there is an increased risk that the results of the REGENERATE trial would differ from the FLINT results. Even though OCA has been granted breakthrough therapy designation by the FDA, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulators will agree to a surrogate endpoint for accelerated approval of OCA for the treatment of NASH. As a result, it may take longer than anticipated to initiate and complete the Phase 3 REGENERATE trial or our Phase 3 program in NASH for other patient subpopulations.

Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidates to be taken off the market, require them to include safety warnings or otherwise limit their sales.

A substance that binds to a receptor of a cell and triggers a response by that cell is called an agonist. OCA has been shown to be a potent agonist of the farnesoid X receptor, or FXR. With the exception of the endogenous human bile acid CDCA and cholic acid, there are no approved FXR agonists and the adverse effects from long-term exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.

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

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. Other jurisdictions such as Europe have similar laws and are enacting more stringent regulations. These laws include false claims and anti-kickback statutes. If we market our products and our products are paid for by governmental programs, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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

From December 31, 2014 to June 30, 2015, our employee base has grown from 136 to 203 employees. Of the 203 employees as of June 30, 2015, 102 employees were in our development group, 61 employees were in our commercial group and 40 employees were in our corporate group. At June 30, 2015, 173 employees were based in the United States and 30 employees were based in Europe. As we advance our programs for OCA in PBC, NASH and PSC and seek regulatory approval in the United States and elsewhere, increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. We will also need to grow our commercial capabilities, which will require us to hire additional personnel, both for our ongoing pre-commercial activities and for the launch and ongoing marketing and sale of any product candidate for which we obtain marketing approval. In addition, to meet our obligations as a public company and to support the anticipated growth in the other functions at our company, we will need to increase our general and administrative capabilities. We are also expanding our operations geographically and have recently formed a wholly-owned subsidiary in the United Kingdom which we anticipate will serve as our headquarters for our operations in Europe and anticipate building out our European operations. Our management, personnel and systems currently in place may not be adequate to support this future growth.

Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees or consultants with the expertise and experience we will require in the United States, Europe and in other jurisdictions;
•	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites across the world, and advance our other development efforts;
•	develop and expand our marketing and sales infrastructure; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures.

If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the three months ended June 30, 2015 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1 and June 30, 2015, we did not issue or sell any shares on an unregistered basis.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: August 7, 2015	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Barbara Duncan
Barbara Duncan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at December 31, 2014 and June 30, 2015 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2014 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2015 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

