Form 10-K
period 2015-12-31
INTERCEPT PHARMACEUTICALS INC
filed 2016-02-29
CIK 1270073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2015 was approximately $3,860,970,135. As of January 31, 2016, there were 24,405,977 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2016 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain and maintain regulatory approval of obeticholic acid, or OCA, and any other product candidates we may develop, particularly the possibility that regulatory authorities may require clinical outcomes data (and not just results based on achievement of a surrogate endpoint) as a condition to any marketing approval for OCA, and any related restrictions, limitations and/or warnings in the label of any approved product candidates;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to successfully commercialize our product candidates;
•	the size and growth of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products, which may be affected by the reimbursement that our products receive from payors;
•	the success of competing drugs that are or become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, future revenues and capital requirements and the accuracy thereof;
•	our use of cash and short term investments; and
•	our ability to attract and retain key scientific or management personnel.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat non-viral, progressive liver diseases. Our product candidates have the potential to treat orphan and more prevalent liver diseases for which there currently are limited therapeutic solutions.

Our lead product candidate, obeticholic acid, or OCA, is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid, that selectively binds to and activates the farnesoid X receptor, or FXR, which we believe has broad liver-protective properties. OCA has been tested in five placebo-controlled clinical trials, including a Phase 3 clinical trial in patients with primary biliary cirrhosis, recently renamed primary biliary cholangitis, or PBC, and two Phase 2 clinical trials in patients with nonalcoholic fatty liver disease, or NAFLD, and nonalcoholic steatohepatitis, or NASH. OCA met the primary efficacy endpoint in each of these trials with statistical significance. In addition, in October 2015, we announced results from a Phase 2 dose ranging trial of OCA in 200 patients with NASH in Japan conducted by our collaborator, Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon.

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

Our most advanced development program for OCA is for PBC as a second line treatment for patients who have an inadequate response to or who are unable to tolerate standard of care therapy and therefore need additional treatment. PBC is a chronic autoimmune liver disease that, if inadequately treated, may eventually lead to cirrhosis, liver failure and death. In March 2014, we completed a Phase 3 clinical trial, known as the POISE trial, in which OCA achieved the primary endpoint for the treatment of PBC. We intend to use these results, along with two previously completed randomized Phase 2 clinical trials of OCA in PBC, as the basis for seeking the first regulatory approvals to market OCA in the United States, Europe, Australia and Canada.

In June 2015, we completed our filings for marketing approval of OCA in PBC in the United States under the FDA’s accelerated approval pathway. In August 2015, the FDA accepted for review our New Drug Application, or NDA, and granted Priority Review for OCA for the treatment of PBC. The FDA set a target date of May 29, 2016 to take action under the Prescription Drug User Fee Act, or PDUFA, after giving effect to a 90 day extension. The FDA has also publicly announced a planned advisory committee meeting date of April 7, 2016. If we receive marketing approval from the FDA on the PDUFA date, we plan to initiate the commercial launch of OCA in PBC in the United States in June 2016.

In June 2015, we also received notice of the acceptance of the Marketing Authorization Application, or MAA, for review by the European Medicines Agency, or EMA, for use of OCA in PBC. If we are successful in the EMA review process, we anticipate receiving marketing approval in late 2016, with planned commercial launches thereafter in certain European countries. We also plan to apply for marketing approval of OCA in PBC in other markets across the world such as Australia and Canada.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We initiated our Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial, in September 2015. In December 2015, we initiated a Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients.

In addition to PBC and NASH, we plan to continue our research on OCA in patient populations suffering from other liver diseases, as we believe that FXR has broad therapeutic potential. In December 2014, we initiated an international Phase 2 clinical trial, known as the AESOP trial, in patients with PSC to evaluate the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. In October 2015, we initiated a Phase 2 clinical trial, known as the CARE trial, of OCA in pediatric patients with biliary atresia. This trial will evaluate the effects of 11 weeks of OCA treatment where patients with biliary atresia will be randomized to varying doses of OCA or a control group receiving only their current treatment. As part of our development program, in November 2015, we initiated a Phase 1 clinical trial of our second product candidate to enter clinical development, called INT-767, a dual FXR and TGR5 agonist, in healthy volunteers. We are currently evaluating our future development strategy for OCA in other indications, for INT-767 and for our pre-clinical candidates. The following chart shows the current stage of development of OCA in different patient populations and the preclinical programs for our other product candidates.

Pipeline Focused on Liver Diseases with Limited/No Approved Therapies

Our current patents for OCA are scheduled to expire at various times through 2033. Our current plan is to commercialize OCA ourselves in the United States and Europe for the treatment of PBC, NASH and other indications primarily by targeting physicians who specialize in the treatment of liver and intestinal diseases, including both hepatologists and gastroenterologists. We own worldwide rights to OCA outside of Japan, China and Korea, where we have exclusively licensed OCA to Sumitomo Dainippon along with an option to exclusively license OCA in certain other Asian countries.

By virtue of our patent portfolio and the proprietary know-how of our employees and our collaborators at the University of Perugia, we believe that we hold a leading position in the fields of bile acid chemistry and therapeutics. Starting with OCA and its underlying patents, which were assigned to us under our agreements with Professor Roberto Pellicciari, Ph.D., one of our co-founders, other researchers and the University of Perugia, our collaboration has resulted in a pipeline of bile acid analogs in addition to OCA, such as INT-767 and INT-777. Through our collaboration with Professor Pellicciari and TES Pharma Srl, we are continuing our research to rationally design compounds that bind selectively and potently to FXR and other bile acid receptors.

Our Strategy

Our strategy is to develop and commercialize novel therapeutics for patients with non-viral, progressive liver diseases, beginning with OCA for the treatment of PBC, NASH and other follow-on indications that we believe are underserved by existing marketed therapies. The key elements of our strategy are to:

•	obtain marketing approval of OCA for the treatment of PBC in the United States, Europe and other countries;
•	commercialize OCA in the United States, Europe and other countries, initially for the treatment of PBC;
•	continue to develop OCA for the treatment of NASH and seek regulatory approval of OCA in this indication;
•	continue to develop OCA in other orphan and more prevalent liver diseases; and
•	advance the development of earlier-stage product candidates in our pipeline.

In order to achieve our strategic objectives, we have, and will remain, focused on hiring and retaining a highly skilled management team and employee base with extensive experience and specific skill sets relating to the selection, development and commercialization of therapies for liver diseases with high unmet medical need. We anticipate that we will continue to increase our product development, scientific, commercial and administrative personnel significantly in the United States and abroad as part of our longer-term growth strategy.

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

Our Lead Product Candidate: Obeticholic Acid (OCA)

Primary Biliary Cirrhosis (PBC; Renamed Primary Biliary Cholangitis)

Our current clinical focus is on the development of OCA, a novel, orally administered FXR agonist that we believe has broad liver-protective properties and may effectively counter a variety of chronic insults to the liver that cause fibrosis, which can eventually lead to cirrhosis, liver transplant and death. Our first targeted disease is PBC, an orphan indication with a significant unmet medical need.

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

Disease progression in PBC varies significantly, with median survival in untreated patients of 7.5 years if symptomatic at diagnosis and up to 16 years if asymptomatic at diagnosis. PBC patients whose disease is progressing have persistently elevated levels of ALP and other liver enzymes, with abnormal bilirubin levels heralding more advanced disease. Data from published long-term studies demonstrate that a significant portion of such patients with advancing disease progress to liver failure, transplant or death within five to ten years, despite receiving ursodiol, the standard of care therapy.

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

Our PBC Opportunity

While ursodiol is the established standard of care for PBC, a majority of patients while on therapy remain at ALP levels above the upper limit of normal, or ULN. According to our analysis of industry data in PBC, approximately 70% of patients treated with ursodiol experience elevated ALP levels, with 35% of patients experiencing ALP levels greater than 1.67 times ULN. In addition, a small minority of PBC patients (estimated at approximately 3%) are intolerant to ursodiol therapy. Patients with the greatest elevations in ALP despite therapy and those intolerant to ursodiol represent a significant unmet medical need for second line therapy. Based on our Phase 3 POISE results, which evaluated OCA in these patient groups, we believe represent patients with these characteristics would be eligible for OCA as a novel therapy.

According to our analysis of industry data, there are approximately 290,000 people with PBC in our target markets consisting of the United States, certain European countries, Canada and Australia, of whom we believe approximately 110,000 have been diagnosed and are under the care of a physician for PBC. Although difficult to precisely estimate, based on our analysis of this data, we believe there are approximately 34,000 diagnosed PBC patients who still have an ALP level greater than 1.67 times ULN after treatment on ursodiol who may currently be eligible for treatment with OCA. Of those 34,000 PBC patients, approximately 15,000 are estimated to be in the United States and 19,000 in our target countries outside of the United States. We believe there are an additional 32,000 patients who have an elevated ALP between ULN and 1.67 times ULN in these target countries. Our estimates of the potential market opportunity for OCA for the treatment of PBC include a number of key assumptions related to prevalence rates, patients’ access to healthcare, diagnosis rates and patients’ response to or tolerance of OCA, which are based on available literature and epidemiology research in PBC, our industry knowledge gained through market research and other methods, industry publications, third-party research reports and other surveys.

Our Solution: OCA for PBC

Overview

Our lead product candidate, OCA, is a bile acid analog and an FXR agonist derived from the primary human bile acid chenodeoxycholic acid, or CDCA. CDCA, a natural FXR agonist, has historically been used safely as a chronic therapy for cholesterol gallstone disease. OCA has received orphan drug designation in the United States and Europe for the treatment of PBC and PSC. OCA, if approved, would represent the first potent FXR agonist to market for the treatment of PBC, and represents a distinct mechanism of action relative to ursodiol, which has no known FXR effects.

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

OCA Benefits in PBC

We believe that OCA has the potential to provide the following benefits in the treatment of PBC:

•	Efficacy. In addition to achieving the primary endpoint in our Phase 2 and Phase 3 trials, 80% of OCA-treated patients across each of our Phase 2 and Phase 3 trials experienced a reduction in ALP levels of at least 10%, which we consider to be a clinically meaningful improvement, as compared to 13% of placebo-treated patients.

•	Pharmacological Activity. Unlike ursodiol, which has no FXR-agonist activity, OCA is approximately 100-times more potent than CDCA in activating the FXR receptor. In numerous animal models, sustained FXR activation with OCA treatment has resulted in the prevention, and even reversal, of liver fibrosis. In our clinical trials, patients taking OCA also have experienced significant reductions in common indicators of autoimmune activity such as interleukin 12, or IL-12, tumor necrosis factor alpha, or TNF-a, immunoglobulin M, or IgM, and C-reactive protein, or CRP. We believe that these observations demonstrate potential disease-modifying therapeutic activity directly addressing the underlying autoimmune pathology.
•	Ease of Use. We anticipate seeking approval of OCA for the treatment of PBC with the administration of a single tablet each day. With proposed tablets containing 5 mg or 10 mg of OCA, any of these doses is a small fraction of the amount of ursodiol that a PBC patient is typically prescribed.

Phase 3 PBC Program for OCA

Completed Phase 3 Trial: OCA as Combination Therapy in PBC Patients (POISE)

In March 2014, we announced that the primary endpoint was achieved in our international POISE trial studying the safety and efficacy of once-daily treatment with OCA in PBC patients with an inadequate therapeutic response to, or who are unable to tolerate, ursodiol. In the trial, 217 patients were randomized to one of three groups: placebo, 10 mg OCA or 5 mg OCA for six months titrated to 10 mg OCA based on clinical response. Except for a small number of patients who were intolerant of ursodiol, the patients in the placebo and OCA dosing groups received standard of care ursodiol treatment throughout the trial.

The POISE data showed that OCA, at both a 10 mg dose and a 5 mg dose titrated to 10 mg, met the trial’s primary endpoint of achieving a reduction in serum ALP to below a threshold of 1.67 times ULN, with a minimum of 15% reduction in ALP level from baseline, and a normal bilirubin level after 12 months of therapy. Patients with ALP and bilirubin levels below the thresholds set forth in the POISE trial primary endpoint have been shown in long-term observational meta-analyses to have a significantly lower risk of progressing to liver transplant and death. The percentage of patients meeting the POISE trial primary endpoint was 10% in the placebo group, 47% in the 10 mg OCA group and 46% in the OCA titration group (both dose groups p < 0.0001 as compared to placebo) in an intention-to-treat analysis. The placebo group experienced a mean decrease in ALP from baseline of 5%, compared to a significant mean decrease of 39% in the 10 mg OCA dose group and 33% in the OCA titration group (both dose groups p < 0.0001 as compared to placebo). OCA treated patients achieved highly statistically significant reductions in ALP beginning as early as two weeks after initiation of treatment, with a peak effect achieved by six months.

POISE Trial: Primary Endpoint

In addition, both OCA dose groups met pre-specified secondary endpoints of improving other clinically relevant liver enzymes. Reductions in gamma glutamyl transferase, or GGT, of 64% in the 10 mg OCA dose group and 50% in the OCA titration group, alanine transaminase, or ALT, of 42% in the 10 mg OCA dose group and 36% in the OCA titration group, and aspartate transaminase, or AST, of 24% in the 10 mg OCA dose group and 22% in the OCA titration group, were observed, respectively (both OCA dose groups p < 0.0005 as compared to placebo). PBC patients typically have dyslipidemia with unique features, characterized by significantly elevated levels of high-density lipoprotein cholesterol, or HDL-C, and modestly or significantly elevated levels of low-density lipoprotein cholesterol, or LDL-C. OCA treatment led to a rapid and sustained dose-dependent decrease in HDL-C levels, similar to those seen in the prior PBC clinical trials, with most patients experiencing HDL-C within normal levels. No meaningful sustained changes in LDL-C were observed in this setting.

Pruritus, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment and was observed in 38% of patients on placebo, 70% of patients in the 10 mg OCA group and 56% of patients in the OCA titration group. Eight patients discontinued due to pruritus, of whom none were in the placebo group, seven (10%) patients were in the 10 mg OCA group and one (1%) patient was in the OCA titration group. Pruritus has also been observed in other clinical trials of OCA. As shown in the graph below, patient-reported pruritus severity, as measured by the visual analog score, or VAS, was not different between OCA and placebo groups at the end of the study. A majority of the pruritus events were found to be transient in nature, starting within the first month of dosing and decreasing in severity over time with continued treatment.

POISE Trial: Pruritus Scores

Placebo (n=73)
Titration OCA (n=70)
10 mg OCA (n=73)
Mean† Δ in Pruritis VAS Score from Baseline
Time (months)
30
20
10
0
-10
0
6
12
*
*
*

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

Regulatory Pathway

OCA was granted Fast Track designation by FDA in May 2014 for the treatment of patients with PBC who have an inadequate response to or are intolerant of ursodiol. The Fast Track process allows a company to submit individual sections of its NDA for review by the FDA on a rolling basis as they are completed. In June 2015, we completed our filings for marketing approval of OCA in PBC in the United States under the FDA’s accelerated approval pathway. In August 2015, the FDA accepted for review our NDA and granted Priority Review for OCA for the treatment of PBC. The FDA set a target date of May 29, 2016 to take action under PDUFA, after giving effect to a 90 day extension. The FDA has also publicly announced a planned advisory committee meeting date of April 7, 2016. If we receive marketing approval from the FDA on the PDUFA date, we plan to initiate the commercial launch of OCA in PBC in the United States in June 2016.

In June 2015, we also received notice of the acceptance of the MAA for review by the EMA for use of OCA in PBC. If we are successful in the EMA review process, we anticipate receiving marketing approval in late 2016, with planned commercial launches thereafter in certain European countries. We also plan to apply for marketing approval of OCA in PBC in other markets across the world such as Australia and Canada.

A number of published clinical studies have demonstrated that lower levels of ALP, both independently or in conjunction with normal bilirubin levels, correlate with a significant reduction in adverse clinical outcomes such as liver transplant and death. We believe that one of the key factors in the FDA’s and EMA’s potential acceptance of our POISE trial primary endpoint as a basis for accelerated approval will be the result of meta-analyses of PBC clinical outcomes data of more than 6,000 PBC patients from 15 academic centers in eight countries that have been compiled by the Global PBC Study Group, which we sponsored, as well as a dataset of over 6,000 PBC patients across the United Kingdom compiled by the UK PBC Group. These represent the largest prospective PBC clinical datasets assembled to analyze the correlation of biochemical therapeutic response with clinical outcomes in PBC patients.

In the largest meta-analysis of individual PBC patient data conducted to date, published in the December 2014 issue of Gastroenterology, the Global PBC Study Group researchers confirmed that levels of ALP and bilirubin correlated with clinical outcomes of patients with PBC. Of the 4,845 patients included in the analysis, 1,118 reached a clinical outcome defined as liver transplantation or death. The researchers reported an association between ALP values and liver transplant-free survival, with higher ALP values associated with worse prognosis. At one year after study enrollment, an ALP level of two times ULN best predicted patient outcome but not significantly better than other lower ALP thresholds such as 1.67 times ULN. Among patients with ALP levels less than or equal to two times ULN, 84% survived for at least a ten year follow-up period compared with 62% of those with levels exceeding two times ULN (p < 0.0001). Elevated bilirubin levels were strongly correlated with worse prognosis and only 41% of such patients had not had a liver transplant or died over the subsequent 10 years compared with 86% of patients with normal bilirubin levels (p < 0.0001). We believe that these results, along with the published results of the UK PBC Group, show that the achievement of an ALP level of less than 1.67 times ULN, together with a normal bilirubin level, correlates with a highly statistically significant reduction of risk and adverse clinical outcomes such as liver transplant and death in PBC patients.

Ongoing Confirmatory Clinical Outcomes Trial: The COBALT Trial

As part of our strategy for filing the NDA for OCA under the accelerated approval pathway, in December 2014 we initiated our COBALT confirmatory clinical outcomes trial in PBC, as required under FDA guidelines for accelerated approval, with detailed input on the trial design from both FDA and EMA. The goal of the trial is to confirm that reduction of ALP with OCA treatment is associated with a longer term benefit on liver-related clinical outcomes. This trial is currently enrolling patients and is expected to be completed on a post-marketing basis.

COBALT is designed to assess the effect of a once-daily dose of 5 mg or 10 mg of OCA in approximately 350 PBC patients with an inadequate therapeutic response to ursodiol or who are unable to tolerate ursodiol. In this trial, eligible patients with PBC continue their ursodiol treatment, except for those patients unable to tolerate ursodiol, and are being randomized into one of two arms of approximately 175 patients each. Patients receive, in addition to ursodiol, either placebo or 5 mg of OCA increasing over the course of the trial to 10 mg of OCA based on tolerability. The primary endpoint of the trial is based on clinical outcomes as measured by time to first occurrence of any of the following adjudicated events: death (all-cause), liver transplant, Model of End stage Liver Disease, or MELD, score greater than 15, hospitalization due to variceal bleeding, encephalopathy or spontaneous bacterial peritonitis, uncontrolled ascites or hepatocellular carcinoma.

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

NASH is a more serious form of NAFLD. Although difficult to precisely estimate, we believe that roughly one quarter of the total U.S. population and roughly 20% of the total population in France, Germany, Italy, Spain and the United Kingdom, or the EU5 countries, has NAFLD. Of the NASH population in both the United States and the EU5 countries, more than 15% of patients are believed to have fibrosis of stage 2 or greater. We believe that similar prevalence will be found in other European countries, Japan and other developed countries. Additionally, NASH has become a highly prevalent liver disease in developing countries such as India and China. Although the prevalence of NASH is lower in children, it has also become a serious disease burden in the pediatric population. There are currently no drugs approved for the treatment of NASH.

Other common co-existing conditions such as obesity and type 2 diabetes, which are present in the majority of all NASH patients, are important risk factors. NASH has been linked in both developed and developing countries to the adoption of a Western diet, with increased consumption of processed foods containing polyunsaturated fatty acids and fructose. More than 20% of NASH patients progress to cirrhosis within a decade of diagnosis. Owing to the rapidly increasing prevalence of the disease, NASH has become the second most common reason for liver transplant in the United States and is projected to become the leading indication for transplant in the next few years, overtaking both chronic hepatitis C infection and alcoholic liver disease. NASH patients have a ten-fold greater risk of liver-related mortality as compared to the general population and a six-fold greater risk of liver-related mortality as compared to patients with less severe NAFLD. The presence of type 2 diabetes in the broader NAFLD population is associated with a much greater mortality risk, with a 23-fold higher rate of liver-related mortality as compared to non-diabetic NAFLD patients. Additionally, NASH is now considered to be the leading, and a rapidly increasing, cause of hepatocellular carcinoma, or primary liver cancer, of which up to 40% of cases in NASH patients develop prior to developing cirrhosis.

Currently, a definitive diagnosis of NASH is based on a histologic assessment of a liver biopsy for several key features associated with NASH, including, but not limited to, steatosis, lobular inflammation and hepatocyte ballooning. However, non-invasive methods of diagnosis are being explored, including transient elastography (an ultrasound technology approved in Europe and more recently in the United States for the measurement of liver fibrosis), magnetic resonance imaging and serum biomarkers. NASH diagnosis rates in the United States and the EU5 countries are very low, driven by a lack of approved treatment options and a lack of non-invasive diagnosis options. We believe the availability of novel therapeutics and non-invasive technologies will be critical to increase diagnosis rates.

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

NASH Unmet Medical Need

Although some of the off-label treatments described above have been studied as possible treatments for NASH, none has been approved by the FDA or EMA as a treatment for this disease. Currently, the outlook and treatment options for end-stage NASH patients are limited. Although liver transplant can be curative, many patients fail to receive a donor organ in time, and for those who do, there are very significant clinical risks, such as infection and organ rejection, as well as significant costs. In addition, the post-transplant recurrence rate of NASH has been shown to be as high as 25% at 18 months. Given the lack of available treatment options, we believe that there is a significant unmet need for a novel therapy for NASH, particularly in those patients with advanced fibrosis and cirrhosis and those with a high risk of disease progression due to other co-morbidities such as type 2 diabetes.

Our Solution: OCA for NASH

OCA’s Potential Benefits in NASH

FXR activation has been shown to play a key role in the regulation of the metabolic pathways relevant to NASH, highlighting FXR as a potential drug target for treatment of the disease. Given the significant unmet medical need of patients with NASH, we believe that the potent ability of OCA to activate FXR could result in a major clinical benefit through potential amelioration or reversal of liver fibrosis, inflammation, steatosis, and insulin resistance. We believe that OCA has the potential to provide the following benefits in the treatment of NASH:

•	Pharmacological Activity. In addition to achieving the primary endpoint in the Phase 2b FLINT trial in NASH patients, a significantly greater number of OCA-treated patients achieved an improvement of at least one fibrosis stage (35% vs 19%, p = 0.004), with OCA showing greater response rates as compared to placebo across all stages of fibrosis. In animal models, sustained FXR activation with OCA treatment has resulted in the reversal of liver fibrosis, the reversal of portal hypertension, the prevention of atherosclerosis, and improvements in triglycerides, inflammation, steatosis and insulin sensitivity. Mice that lack functional FXR (so-called knockout mice) spontaneously develop NASH accompanied by hypertriglyceridemia and insulin resistance, and go on to develop hepatocellular carcinoma, or primary liver cancer. We believe that the combined mechanisms of FXR activation, coupled with the occurrence of NASH in animals lacking FXR, support the potential disease-modifying therapeutic potential of OCA in directly addressing the underlying disease pathology in NASH.
•	Ease of Use. We anticipate seeking approval of OCA for the treatment of NASH at a single daily dose.

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

Phase 2b FLINT Trial for NASH

OCA achieved the primary endpoint in the Phase 2b trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the NIDDK, a part of the National Institutes of Health. A significantly greater number of OCA-treated patients also achieved an improvement of at least one fibrosis stage (35% vs 19%, p = 0.004), with OCA showing greater response rates as compared to placebo across all stages of fibrosis. After FLINT was completed in late July 2014, we disclosed top-line results in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and the results were subsequently published online in the Lancet in November 2014. The summary of the FLINT trial results described below are based on information and data provided to us by the NIDDK. This trial was a double-blind, placebo-controlled trial of a once-daily dose of 25 mg of OCA or placebo given for 72 weeks in 283 patients with biopsy-proven NASH.

a. Primary Endpoint

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

Primary Endpoint: Improvement in NAS by Two Points with no Worsening of Fibrosis

*	p < 0.05, *** p < 0.001. P-values calculated with the Cochran-Mantel-Haenszel test, stratified by clinic and diabetes status.

b. Secondary Efficacy Endpoint: Fibrosis Improvement

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

c. Secondary Efficacy Endpoint: NASH Resolution

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

d. Additional Secondary Endpoints

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

The histological improvements observed in OCA-treated patients versus placebo were accompanied by significant reductions in relevant biochemical parameters, including the serum liver enzymes ALT (p < 0.0001), AST (p = 0.0001) and GGT (p < 0.0001), each of which were above generally accepted normal limits at baseline, and total bilirubin (p = 0.002). A modest but statistically significant increase in ALP (p < 0.0001) in the OCA treatment group was also observed, but levels remained within typical normal limits.

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

A post-hoc analysis showed OCA-treated patients who initiated statins during the FLINT trial (n=26) experienced a rapid reversal of their observed mean LDL-C increase to below baseline levels, with a mean decrease after 72 weeks of treatment of -18.9 mg/dL. In contrast, other OCA-treated patients with no reported initiation or change in statin therapy experienced an increase in LDL-C that peaked at week 12 and was sustained over the 72 week treatment period. Patients treated with statins at baseline who maintained statin treatment over the duration of the study (n=50) experienced a mean LDL-C increase of 8.7 mg/dL at 72 weeks. Patients not treated with statins during the study (n=65) experienced a mean LDL-C increase of 16.0 mg/dL. Treatment related LDL-C increases in all groups reversed with treatment discontinuation. This analysis suggests that the OCA-associated LDL-C increase reaches a maximum peak and plateaus soon after initiation of therapy and that concomitant statin use in NASH patients receiving OCA may mitigate treatment-related LDL-C increases.

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

e. Safety and Tolerability

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

Phase 2 Sumitomo Dainippon Trial for NASH

In October 2015, we announced the results of a 72-week Phase 2 dose ranging trial of OCA in 200 adult patients with NASH in Japan. The trial was conducted by our collaborator, Sumitomo Dainippon. In this trial, 202 Japanese biopsy-proven NASH patients (NAS of 5-8) were randomized into one of four arms to receive either a 10 mg, 20 mg or 40 mg dose of OCA, or placebo, and 200 of these patients — 50 per group —  initiated treatment for a 72-week double-blind treatment phase, followed by a 24-week off treatment phase. The primary endpoint was histologic improvement defined as at least a two point improvement in NAS with no worsening of fibrosis.

The primary efficacy analysis was conducted on an intention to treat, or ITT, basis, testing the dose dependent effects of once daily OCA (10 mg, 20 mg and 40 mg) versus placebo on the primary endpoint. The ITT analysis included all randomized patients who received treatment (50 per group), and patients who discontinued or did not have a repeat biopsy were treated as non-responders. A pre-specified completer analysis was conducted on the patients who had biopsies at both baseline and 72 weeks (45, 44, 44 and 37 patients in the placebo, 10 mg, 20 mg and 40 mg OCA groups, respectively).

This trial did not meet its primary endpoint with statistical significance. The ITT results in the table below show a dose dependent increase in the percentage of OCA treated patients compared to placebo who achieved the primary endpoint (p=0.053, not significant). The 40 mg OCA dose group achieved statistical significance on the primary endpoint compared to placebo (p=0.0496). Dose-dependent trends not reaching statistical significance were also observed for several other pre-specified histologic endpoints, including the percentage of patients with steatosis and inflammation improvement, ballooning resolution and NASH resolution. No difference was seen in fibrosis improvement in the OCA groups compared to placebo.

ITT Results	Placebo N=50	10 mg N=50	20 mg N=50	40 mg N=50
NAS improvement ≥ 2 points	10 (20%)	11 (22%)	14 (28%)	19 (38%)	p=0.053*
with no worsening of fibrosis		p=0.8070**	p=0.3378**	p=0.0496**

*	Primary efficacy analysis is a stratified Cochran-Armitage test with multiple contrast coefficients. Statistical significance is based on a p-value < 0.05.
**	The secondary efficacy analysis is a CMH (Cochran-Mantel-Haenszel) test stratified by baseline fibrosis stage for pairwise comparison of each OCA group compared to the placebo group. The multiplicity was not adjusted.

In the completer analysis, similar dose dependent effects were observed, with 51% of patients in the 40 mg dose group compared to 22% in the placebo group meeting the primary endpoint (p=0.0061).

With the exception of dose dependent pruritus, OCA appeared to be generally safe and well tolerated. The number of pruritus associated discontinuations were 0, 0, 2 and 5 patients in the placebo, 10 mg, 20 mg and 40 mg OCA groups, respectively. Changes in lipid parameters, including LDL-C, HDL-C and triglycerides, appeared to be consistent with previously reported lipid changes in Western NASH patients. No other meaningful differences in the rate of adverse events between the OCA and placebo groups were noted.

We have been informed by Sumitomo Dainippon that it is exploring the initiation of a Phase 3 clinical trial for OCA in NASH patients intended to support the registration of this indication in Japan.

REGENERATE: Phase 3 Trial in NASH with Advanced Liver Fibrosis

In September 2015, we initiated the previously announced international Phase 3 trial of OCA in patients with non-cirrhotic NASH with advanced liver fibrosis, known as the REGENERATE trial, which is currently enrolling patients. The REGENERATE trial was designed following discussions with the FDA and EMA. The study population is expected to primarily be comprised of Western NASH patients with histologic evidence of stage 2 or stage 3 liver fibrosis. In addition, the trial will include an exploratory cohort of NASH patients with histologic evidence of early stage 1 liver fibrosis and concomitant diabetes, obesity or elevated ALT, who are at increased risk of progression to cirrhosis. These patients with early stage 1 liver fibrosis will not be included in the primary endpoint analysis.

REGENERATE is designed as a double-blind, placebo-controlled Phase 3 clinical trial and is expected to enroll approximately 2,000 NASH patients at up to 300 qualified centers worldwide and assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Patients are being randomized into one of three groups receiving a once-daily dose of placebo, 10 mg OCA or 25 mg OCA. The trial will include a pre-planned interim histology analysis after 72 weeks of treatment in 1,400 patients, which if successful is intended to serve as the basis for seeking initial U.S. and international marketing approvals of OCA for the treatment of NASH patients with liver fibrosis. The REGENERATE trial will remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis.

Two co-primary endpoints will be assessed in the interim analysis: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH and (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. The REGENERATE trial will also assess secondary outcome measures such as improvement of both fibrosis and NASH and the resolution of fibrosis.

Additional NASH Clinical Programs

In December 2015, we initiated a Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. CONTROL is expected to enroll 80 NASH patients who are naïve to statin therapy or have undergone a statin washout, and will include a 16-week double-blind phase followed by an optional two year long term safety extension phase.

We intend to complete our planning for a Phase 2 program in NASH patients with cirrhosis in 2016. The objectives of this trial are to understand the safety and tolerability of OCA in NASH patients with cirrhosis and portal hypertension and to evaluate the effect of OCA in reducing portal pressure as assessed by hepatic venous pressure gradient, or HVPG.

NASH Regulatory Pathway

In January 2015, OCA received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. The breakthrough therapy designation was created by the FDA to speed the availability of new therapies for serious or life-threatening conditions. Drugs qualifying for this designation must show credible evidence of a substantial improvement on a clinically significant endpoint over available therapies, or over placebo if there is no available therapy. The breakthrough therapy designation constitutes one of four expedited programs for serious conditions including accelerated approval, priority review and fast-track designation, all of which can also be granted to the same drug if relevant criteria are met. The breakthrough therapy designation confers several benefits, including intensive FDA guidance and discussion and eligibility for submission of a rolling NDA.

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

Phase 2 AESOP Trial: OCA as Therapy in PSC

In December 2014, we initiated an international Phase 2 clinical trial, referred to as the AESOP trial, to evaluate the effects of 24 weeks of treatment with varying doses of OCA compared to placebo in patients with PSC. The primary endpoint is the reduction of serum ALP levels, as compared to placebo. In addition, OCA’s effect on other secondary liver function endpoints, as well as symptoms of ulcerative colitis (a disease occurring in a majority of patients with PSC), will be assessed. This trial is anticipated to enroll approximately 75 patients in the United States and Europe. Following the completion of the 24-week double-blind portion of the trial, patients will be given the option to enroll in an open-label long-term safety and efficacy extension trial.

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

Phase 2 CARE Trial: OCA as Therapy in Biliary Atresia

In October 2015, we initiated a Phase 2 clinical trial of OCA, referred to as the CARE trial, in pediatric patients with biliary atresia. The CARE trial will evaluate the effects of 11 weeks of OCA treatment where patients with biliary atresia will be randomized to varying doses of OCA or a control group receiving only their current treatment. The primary endpoint is to evaluate the pharmacokinetics and the safety and tolerability of OCA treatment. In addition, OCA’s effect on hepatobiliary indices and biomarkers will be assessed. This trial is anticipated to enroll approximately 60 patients in the United States and Europe. All patients will be given the option to enroll in an open-label long-term safety and efficacy extension trial. In addition to studying the effects of OCA treatment in biliary atresia, this trial is a part of the approved Paediatric Investigation Plan, or PIP, in support of the MAA for OCA in PBC in the European Union.

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

In November 2015, we announced the initiation of a Phase 1 clinical trial of INT-767 in healthy volunteers. The goal of the Phase 1 trial is to assess safety and pharmacokinetics in a single ascending dose escalation phase followed by a multiple ascending dose phase in healthy volunteers.

INT-777

INT-777 is an orally administered TGR5 agonist that is derived from the primary human bile acid cholic acid. We have completed the preclinical studies necessary for the filing of an IND. By virtue of the patent assignments we have received and other contractual obligations owed to us, we believe we are the exclusive owner of the INT-777 patent portfolio.

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

Strategic Collaborations and Research Arrangements

Sumitomo Dainippon Pharma

On March 29, 2011, we entered into a license agreement with Sumitomo Dainippon Pharma Co., Ltd., under which we granted Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA as a therapeutic for the treatment of PBC and NASH in Japan and China (excluding Taiwan). Under the terms of the agreement, Sumitomo Dainippon is required to use commercially reasonable efforts to develop and commercialize OCA in its licensed territories for the treatment of PBC and NASH, and we are obligated under the agreement to use commercially reasonable efforts to develop OCA outside of Sumitomo Dainippon’s licensed territories. We are also responsible for supplying Sumitomo Dainippon with clinical and commercial supply of OCA requested by Sumitomo Dainippon pursuant to clinical and commercial supply agreements that include terms specified in the agreement. Sumitomo Dainippon has agreed during the term of the agreement to not commercialize any compound that is an FXR agonist for use in the treatment of PBC or NASH other than pursuant to the agreement.

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

Commercialization

In anticipation of the potential marketing authorization of OCA in PBC in the United States and Europe in 2016, we are in the final stages of establishing a commercial organization and distribution capabilities. In the United States and Europe, due to the nature of chronic liver diseases and the limited options for treatment, patients suffering from diseases such as PBC often have a high degree of organization, which may make it easier to identify target populations if and when OCA is approved for PBC and subsequently for other indications. We believe that the market for the treatment of PBC, NASH and other indications is a specialty care market driven by key opinion leaders in the hepatology and gastroenterology fields. Most patients are treated by physicians who specialize in the treatment of liver disease, including hepatologists and certain gastroenterologists and endocrinologists.

Our current plan is to commercialize OCA ourselves in the United States, certain European countries, Canada and Australia if it is approved. We anticipate that our commercialization efforts will include our internal commercial organization, sales people and other specialists, and contracted outside resources. Outside of the United States, Europe, Canada and Australia, subject to obtaining necessary marketing approvals, we likely will seek to commercialize OCA through distribution or other collaboration arrangements. We believe that the build out of our U.S. commercial infrastructure is mostly complete with the recent hiring of the U.S. territory business managers and other field personnel in October 2015. We also significantly expanded our commercial and other infrastructure internationally in 2015, and plan on making additional investments over 2016 should key regulatory milestones be achieved on a timely basis.

If OCA is approved for the treatment of patients with PBC, we believe that it will be possible to commercialize OCA for this indication with a relatively small specialty sales organization that would target a limited and focused group of specialist physicians. As a result of our ongoing clinical work, we have been engaged in dialogue with specialists who treat patients with PBC. We believe that these activities have provided us with a growing knowledge of the physicians we plan to target for the commercial launch of OCA for PBC in the United States and Europe, subject to the receipt of applicable marketing approvals. We intend to leverage the infrastructure and capabilities of our PBC-focused specialty sales organization during our pre-commercial preparation for the commercialization of OCA in NASH and other potential indications, if approved for these indications. Though we are continuing our market research and other pre-commercial planning for OCA in NASH, we currently anticipate that we would require a larger specialty sales organization that would target a broader group of hepatologists, gastroenterologists and other specialists focused on NASH if we receive marketing approval for this indication.

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

Our most advanced product candidate, OCA, is an FXR agonist currently being developed to treat non-viral, progressive liver diseases. We are aware of other companies, including Novartis International AG, Gilead Sciences, Inc., Enanta Pharmaceuticals, Inc., Eli Lilly, Co., ENYO Pharma SAS, Exelixis, Inc. and Akarna Therapeutics Ltd. that have FXR agonists in Phase 2 or earlier stages of clinical or preclinical development that could be used to treat PBC, NASH and the other liver diseases we are targeting.

OCA is currently being developed as a second line treatment for PBC where ursodiol is the only therapy that is approved for treatment and is generically available at a significantly lower cost than branded products. While fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. Ongoing Phase 3 clinical trials for the treatment of PBC include an investigator-sponsored trial of bezafibrate, a fibrate that has not been approved for commercialization by the FDA and is only available outside of the United States, and a combination of ursodiol and budesonide, a steroid, sponsored by Dr. Falk Pharma GmbH. We are aware of several other companies that have product candidates in Phase 2 or earlier clinical or preclinical development for the treatment of PBC, including FXR agonists from Novartis International AG (LJN452) and Enanta Pharmaceuticals, Inc. (EDP-305), Bristol-Myers Squibb’s marketed anti-CTL4 fusion protein (abatacept) and FF Pharmaceuticals’ anti-CD40 monoclonal antibody (FFP104). Additionally, several companies have product candidates aimed at the cholestatic-induced pruritus associated with PBC, including apical sodium dependent bile acid transport inhibitors being developed by GlaxoSmithKline (GSK2330672) and Albireo (A4250).

There are currently no therapeutic products approved for the treatment of NASH, NAFLD, portal hypertension, complications of cirrhosis or alcoholic hepatitis. There are several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol, but none has been clearly shown in clinical trials to show a significant reversal in liver fibrosis. Genfit SA has an ongoing Phase 3 clinical trial of GFT505, a dual PPAR alpha/delta agonist. Gilead Sciences, Inc. is conducting multiple Phase 2 clinical trials in NASH patients of various disease severity with both simtuzumab, an anti-body against the lysyl oxidase-like 2 enzyme, and GS-4997, an inhibitor of the apoptosis signal-regulating kinase 1. Gilead Sciences, Inc. is also studying an FXR agonist (GS-9674) for the treatment of NASH. We are aware of several other companies that have product candidates in Phase 2 clinical or earlier clinical or preclinical development for the treatment of NASH, including Novo Nordisk A/S, Conatus Pharmaceuticals

Inc., Nitto Denko Corporation, Tobira Therapeutics, Inc., Cempra Pharmaceuticals, Islet Sciences, Inc., Galectin Therapeutics Inc., Zydus Pharmaceuticals Inc., NGM Biopharmaceuticals Inc., Galmed Medical Research Ltd., Bristol-Myers Squibb, MediciNova, Inc., FibroGen, Inc., Genkyotex SA, Viking Therapeutics, Inc., AstraZeneca plc, Enanta Pharmaceuticals, Inc., Durect Corporation, Immuron Ltd., Boehringer Ingelheim GmbH, MiNA Therapeutics, NuSirt Biopharma, Inc., Protalix Biotherapeutics, and Medivation, Inc. While there is no approved treatment for PSC, ursodiol is often prescribed off-label for PSC patients. We are aware of several companies that have product candidates in Phase 2 clinical or earlier stage clinical or preclinical development for the treatment of PSC, including Tobira Therapeutics, Inc., Biotie Therapies Corp. (acquired by Acorda Therapeutics, Inc.), Dr. Falk Pharma GmbH, Gilead Sciences, Inc. and Shire plc.

We believe that OCA offers key potential advantages over ursodiol and other products in development that could enable OCA, if approved for these indications, to capture meaningful market share. However, many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than us in obtaining approval from the FDA or from other regulators for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and other advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete. NASH is a complex disease and it is unlikely that any one therapeutic option will be optimal for every NASH patient. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products.

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

OCA (lead product candidate; FXR agonist)

The patent portfolio for OCA contains patents and patent applications directed to compositions of matter, manufacturing methods, and methods of use. As of December 31, 2015, we owned seven U.S. patents, seven pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in 31 European countries as well as Australia, Canada, China, Israel, Japan, and Macao. In January 2016, we received notification of grant of additional OCA composition of matter patents. We expect the composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2022 (worldwide) at the soonest and 2033 at the latest. It is possible that the 2022 expiration date of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents in the portfolio, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2022 to 2033.

INT-767 (dual FXR/TGR5 agonist)

The patent portfolio for INT-767 contains patents and patent applications directed to compositions of matter and methods of use. As of December 31, 2015, we owned three U.S. patents, two pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Australia, China, 34 European countries as well as Hong Kong, India, Israel and Japan. We expect the issued composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2027. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents in the portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027 to 2029. We have received assignments of rights to the INT-767 patent portfolio from all inventors, with the exception of one inventor. That inventor is contractually obligated to provide an assignment to us. Thus, we believe that we are the owner of the INT-767 patent portfolio by virtue of this contractual obligation and the patent assignments we have received.

INT-777 (TGR5 agonist)

The patent portfolio for INT-777 contains patents and patent applications directed to compositions of matter and methods of use. As of December 31, 2015, we owned three U.S. patents, two pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Australia, China, 9 Eurasian countries, 30 European countries, Hong Kong, Israel, Japan, Macao, Mexico, Singapore, South Korea, and South Africa. We expect the composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire beginning in 2028. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents in the portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2030.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for clinical trials and preclinical studies that we are conducting and plan to conduct prior to and after seeking regulatory approval. We are currently seeking to contract to qualify one or more back-up API manufacturers. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates. We currently obtain these supplies and services from our third-party contract manufacturers on a purchase order basis. We intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA, EMA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An IRB at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

According to published guidance on the SPA process, a sponsor which meets the prerequisites may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began.

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

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement over available therapies in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA has publicly announced a planned advisory committee meeting date of April 7, 2016 relating to OCA in PBC. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

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

OCA has been granted fast track designation by the FDA for the treatment of patients with PBC who have an inadequate response to or are intolerant of ursodiol. In August 2015, the FDA accepted for review our NDA and granted priority review for OCA in PBC. The FDA has set a target date of May 29, 2016 to take action under PDUFA, after giving effect to a 90 day extension. The FDA has publicly announced a planned advisory committee meeting date of April 7, 2016.

In accordance with the applicable requirements under the accelerated approval pathway, we initiated a clinical outcomes confirmatory trial for OCA in PBC, known as the COBALT trial, in December 2014, following discussions with the FDA. We do not expect completion of this trial to be a condition to the receipt of marketing approval and, as a result, plan to complete the trial following our receipt of marketing approval. Approval of a drug may be withdrawn if trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug (e.g., show a significantly smaller magnitude or duration of benefit than was anticipated based on the observed effect on the surrogate).

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

Patent Term Extension and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits an extension patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, the extension of patent term cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

Under European Union regulatory systems, a company may submit marketing authorization applications under a centralized, decentralized or mutual recognition marketing authorization procedure. The centralized procedure provides for the grant of a single marketing authorization for a medicinal product by the European Commission on the basis of an opinion by the EMA. A centralized marketing authorization is valid for all European Union member states and three of the four EFTA States (Iceland, Liechtenstein and Norway). The decentralized marketing authorization procedure involves the submission of an application for marketing authorization to the competent authority of all European Union member states in which the product is to be marketed. One national competent authority, selected by the applicant, assesses the application for marketing authorization. The competent authorities of the other European Union member states are subsequently required to grant marketing authorization for their territory on the basis of this assessment, except where grounds of potential serious risk to public health require this authorization to be refused. The mutual recognition procedure provides for mutual recognition of marketing authorizations delivered by the national competent authorities of European Union member states by the approval authorities of other European Union member states. The holder of a national marketing authorization may submit an application to the competent authority of a European Union member state requesting that this authority recognize the marketing authorization delivered by the competent authority of another European Union member state.

Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the aforementioned market exclusivity period from ten to twelve years.

It is also possible that a marketing authorization from the EMA could be conditional on post-approval studies and not considered a full approval. A manufacturer’s ability to obtain and maintain conditional marketing authorization in the European Union will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

Similarly to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual European Union member states both before and after grant of the manufacturing and marketing authorizations. This includes European Union cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third party manufacturers are required to ensure that all of our processes, methods and equipment are compliant with cGMP.

Failure by us or by any of our third party partners, including suppliers, manufacturers and distributors to comply with European Union laws and the related national laws of individual European Union member states governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of marketing authorization, may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

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

As in the United States, we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to the orphan-designated product.

OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and PSC. Any of our orphan-designated products and product candidates can lose orphan designation, and the related benefits, if it is demonstrated that the orphan designation criteria are no longer met.

Pricing and Reimbursement

Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance plans and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be effective (or cost-effective in some markets outside of the United States) compared to other therapies, they may not cover our products after approved as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

Medicare is a U.S. federal healthcare program that provides coverage for certain healthcare items and services to individuals aged 65 years or older, as well as individuals of any age with certain disabilities and illnesses. Medicare Part D may affect reimbursement of our products upon approval. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered outpatient drugs, and each Part D plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D plan drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D plan will likely be lower than the prices we might otherwise obtain. Moreover, while Part D provides prescription drug benefits only to Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment made by Medicare may result in a similar reduction in payments from non-governmental payors.

Medicaid is a government healthcare program that provides coverage for certain healthcare items and services to low-income children, families, pregnant women and people with disabilities. It is jointly funded by the federal and state governments, and it is administered by individual states with parameters established by the federal government. Therefore, coverage and reimbursement for drugs may vary by state Medicaid program. A manufacturer must enter into a Medicaid Rebate Agreement to have its products be eligible for coverage by Medicaid. Under the Medicaid program, and per the Medicaid Rebate Agreement, manufacturers agree to report certain prices to the government and pay rebates to state Medicaid programs based on Medicaid utilization of the manufacturer’s covered drugs. In January 2016, the Centers for Medicare & Medicaid Services, or CMS, released a final rule impacting the calculation and reporting of prices by manufacturers under the Medicaid program. We continue to evaluate how this final rule may affect the reimbursement of our product candidate and rebates paid to state Medicaid programs.

Federal law requires any company that participates in the Medicaid Drug Rebate Program to also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid. The 340B pricing program requires participating manufacturers to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, extended eligibility to participate in the 340B pricing program to certain additional types of hospitals (including critical access hospitals, sole community hospitals, rural referral centers and freestanding cancer hospitals). However, for purposes of these newly eligible covered entities, the ACA specifically excluded from the definition of “covered outpatient drugs” certain drugs designated as “orphan drugs” under section 526 of the FDCA, such as our product candidate.

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

U.S. Fraud and Abuse Laws

Any present or future arrangements with third-party payors, healthcare providers and professionals and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, and are not limited to, anti-kickback and false claims statutes.

The federal Anti-Kickback Statute (42 U.S.C. §1320a-7b(b)) prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others.

The federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The government and qui tam relators have brought False Claims Act actions against pharmaceutical companies on the theory that their practices have caused false claims to be presented to the government. There is also a separate false claims provision imposing criminal penalties.

Other Laws

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.

The federal Physician Payments Sunshine Act requirements under the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law.

A number of states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act that apply to items and services reimbursed under Medicaid and other state programs. Some state anti-kickback statutes apply not just to government payors, but to all payors, including commercial payors.

Employees

As of December 31, 2015, we had 405 employees, of which 216 employees were in our drug development operations, 117 employees were in our commercial group and 72 employees were in our corporate group. As of December 31, 2015, 309 employees were based in the United States, 89 employees were based in Europe and 7 employees were based in Canada. None of our employees are represented by a labor union and we consider our employee relations to be good.

Corporate Information

We were incorporated in the State of Delaware on September 4, 2002. Our principal executive offices are located at 450 West 15th Street, Suite 505, New York, NY 10011, and our telephone number is (646) 747-1000. We also have administrative offices in San Diego, California and London, United Kingdom.

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

On April 22, 2014, two individuals each moved to consolidate the cases and a lead plaintiff was subsequently appointed by the Court. On June 27, 2014, the lead plaintiff filed an amended complaint on behalf of the putative class as contemplated by the order of the Court. On August 14, 2014, the defendants filed a motion to dismiss the complaint. Oral arguments on the motion to dismiss were held on February 24, 2015. On March 4, 2015, the defendants’ motion to dismiss was denied by the Court. The defendants answered the amended complaint on April 13, 2015. On July 15, 2015, the plaintiff moved for class certification and appointment of class representatives and class counsel. On September 14, 2015, the defendants opposed the plaintiff’s class certification motion. The plaintiff filed its reply to the defendants’ opposition on October 14, 2015, to which the defendants filed a sur-reply on November 10, 2015. Oral arguments on the class certification motion were held on January 20, 2016. No decision has been made by the Court on the class certification motion. The parties are currently undergoing discovery in relation to this matter. Dispositive motions are due on September 16, 2016.

The lead plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees.

We believe that we have valid defenses to the claims in the lawsuit, have denied liability and intend to defend ourselves vigorously. There can be no assurance, however, that we will be successful. At this time, no assessment can be made as to the likely outcome of this action or whether the outcome will be material to us. Therefore, we have not accrued for any loss contingencies related to this lawsuit.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including net losses of $226.4 million, $283.2 million and $67.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. To date, we have financed our operations primarily through private placements of our convertible preferred stock, convertible notes and warrants to purchase common stock, public offerings of our common stock and payments received under our licensing and collaboration agreements with Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon, and Les Laboratoires Servier and Institut de Recherches Servier, which are collectively referred to as Servier. At December 31, 2015, we had $628.1 million in cash, cash equivalents and investment securities.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations, protecting our intellectual property and engaging in activities to prepare for the commercialization of our product candidates. Although we have a target date of May 29, 2016 for the U.S. Food and Drug Administration, or FDA, to take action under the Prescription Drug User Fee Act, or PDUFA, we do not yet have any products approved for sale and have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, obeticholic acid, or OCA, which is our lead product candidate, and our other product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel in the United States and Europe to support our product development and commercialization efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years as we continue our confirmatory clinical outcomes trial of OCA, referred to as the COBALT trial, in primary biliary cirrhosis, recently renamed primary biliary cholangitis, or PBC, continue our long-term safety extension phases of our clinical trials of OCA in PBC, continue our Phase 3 clinical program of OCA in nonalcoholic steatohepatitis, or NASH, including the Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis, continue our AESOP Phase 2 clinical trial of OCA for primary sclerosing cholangitis, or PSC, and finalize other planned activities for regulatory approval of OCA in PBC. We also expect that continuing the development of OCA in additional diseases, such as biliary atresia, a rare pediatric disease characterized by deficient bile duct development for which we initiated a Phase 2 trial in OCA called CARE. We also initiated a Phase 2 clinical trial, referred to as the CONTROL trial, to assess the lipid metabolic effects of OCA and the effects of concomitant statin administration in NASH patients. Furthermore, in November 2015, we initiated a Phase 1 clinical trial for INT-767, an earlier stage product candidate. Our expenses could increase if we are required by the FDA or the European Medicines Agency, or EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates. We also anticipate that we will continue to increase our product development, scientific, commercial and administrative personnel significantly and expand our facilities and infrastructure in the United States and abroad as part of our longer-term growth strategy.

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

While we are conducting pre-commercial activities, such as patient profiling, to better understand how physicians care for PBC patients, PBC is a rare disease in which no new therapy has been approved in approximately 20 years. As such, there is significant uncertainty in the degree of market acceptance OCA will have in PBC. Even if we receive marketing approvals for OCA in PBC and commence our commercial launch, we do not expect to generate significant revenues in PBC in 2016. We cannot foresee if OCA will ever be accepted as a therapy in PBC eventually resulting in sustained revenues and it may take the passage of a significant amount of time to generate significant sustained revenues even if OCA becomes accepted as a therapy in PBC.

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

We are currently advancing OCA through clinical development for multiple indications and other product candidates through preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In June 2015, we completed our filings for marketing approval of OCA in PBC in the United States under the FDA’s accelerated approval pathway. In August 2015, the FDA accepted for review our New Drug Application, or NDA, and granted priority review for OCA in PBC. The FDA set a target date of May 29, 2016 to take action under PDUFA, after giving effect to a 90 day extension. The FDA has also publicly announced a planned advisory committee meeting date of April 7, 2016. We are also currently in the regulatory review process with the EMA. If we receive marketing approval from the FDA on the PDUFA date, we plan to initiate the commercial launch of OCA in PBC in the United States in June 2016. In June 2015, we also received notice of the acceptance of the Marketing Authorization Application, or MAA, for review by the EMA for use of OCA in PBC. If we are successful in the EMA review process, we anticipate receiving marketing approval in late 2016, with planned commercial launches thereafter in certain European countries. We also plan to apply for marketing approval of OCA in PBC in other markets such as Australia and Canada.

We have incurred and expect to incur additional costs associated with operating as a public company and further plan on expanding our operations in the United States, Europe and in other countries such as Canada and Australia. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate incurring significant expenses as we prepare for the potential commercialization of OCA in PBC, including significant expenses relating to our sales, marketing and distribution capabilities and increasing our drug manufacturing activities. As part of our longer-term strategy, we also anticipate incurring significant expenses in connection with our planned increase in our product development, scientific, commercial and administrative personnel and expansion of our facilities and infrastructure in the United States and abroad.

As of December 31, 2015, we had $628.1 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses in the range of $360 million to $400 million in the fiscal year ending December 31, 2016, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued clinical development program for OCA in PBC, NASH and PSC, increased OCA manufacturing activities, the continued development of INT-767 and other preclinical pipeline programs, as well as pre-commercial and commercial activities. We believe that the build out of our U.S. commercial infrastructure for the PBC commercial launch is mostly complete with the hiring of our U.S. territory business managers and other field personnel in October 2015. We also significantly expanded our commercial and other infrastructure internationally in 2015, and plan on making additional investments over 2016 should key regulatory milestones be achieved on a timely basis. Our adjusted operating expense estimate for 2016 is higher than our adjusted operating expenses for 2015 reflecting the increase in headcount that occurred in the latter part of 2015 and the anticipated increases in commercialization and research and development expenses. Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete the research and development and commercialization of our products under development.

Adjusted operating expense is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. See “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies, such as the risks described in this “Risk Factors” section of our Annual Report on Form 10-K, and our rapid growth and expansion, we currently cannot accurately or precisely predict the duration beyond 2016 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue and expand our clinical development programs for OCA in PBC, NASH and PSC, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, our ongoing AESOP trial for OCA in PSC, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC;
•	advance the continued development of INT-767, including the completion of a recently initiated Phase 1 clinical trial, and our preclinical compounds, but not completing the clinical or preclinical development needed, as the case may be, for INT-767 or our preclinical compounds;
•	increase OCA manufacturing activities, including investing in supply chain and product development, preparing for our PBC commercial launch and planning for the continuation of our clinical program in NASH, but not manufacture the supply needed for any potential commercial launch of OCA in NASH;
•	prepare for and, if we obtain marketing approval on a timely basis, initiate the commercial launch of OCA in PBC in both the United States and certain European countries, but not commercially launch OCA in PBC in other countries across the world; and
•	expand, if necessary, our clinical, regulatory, medical affairs and commercial infrastructure through the time we initiate such planned commercial launch of OCA in PBC in both the United States and certain European countries, but not expand such infrastructure as may be required in the longer term.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete the research and development and commercialization of our products under development.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the willingness of the FDA and EMA to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC, as well as our other clinical and preclinical studies and other work, as the basis for review and marketing approval of OCA for PBC;
•	the progress, costs, results of and timing of our COBALT confirmatory clinical outcomes trial of OCA for the treatment of PBC, the completion of which we expect will not be a condition to the receipt of marketing approval in the United States or the European Union;
•	the progress, costs, results of and timing of the Phase 3 program and other supporting trials and studies necessary to support anticipated filings for marketing approval in NASH, including the sufficiency of the REGENERATE trial to be accepted as the sole pivotal trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA for the treatment of NASH;
•	the progress, costs, results of and timing of clinical development of OCA for other indications, including our Phase 2 AESOP trial of OCA in PSC and our Phase 2 CARE trial of OCA in biliary atresia;
•	the significant expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including INT-767 which is in a Phase 1 clinical trial, and our product candidates in preclinical development such as INT-777;
•	the ability of our product candidates to progress through preclinical and clinical development successfully and in a timely manner;
•	the expansion of our research and development activities;
•	the costs and timing of commercialization activities, including product sales, marketing and distribution, for any of our product candidates that receive marketing approval;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our product candidates;
•	market acceptance of our product candidates, which may be affected by the reimbursement that our products receive from payors;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire and retain additional management, scientific and medical, commercial and other qualified personnel and the substantial cost of retaining such additional personnel;
•	the effect of competing technological and market developments;

•	our need to implement and maintain internal systems, software and infrastructure, including those to assist in our financial and reporting, clinical development and commercialization efforts and to support our personnel and operations as our business evolves; and
•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

We have no committed external sources of funding. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

We are a development stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and engaging in pre-commercial activities for OCA in PBC. Although the FDA set a target date of May 29, 2016 to take action under PDUFA, we have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our product candidates in clinical development, including our ability to receive approval from the FDA and the EMA for OCA for the treatment of PBC based on our POISE trial, and our other clinical and preclinical studies and other work, as the basis for review and approval of OCA for PBC;
•	delays in the commencement, enrollment and timing of clinical trials;

•	difficulties in identifying and treating patients suffering from our target indications, including those due to PBC and PSC being rare diseases and NASH currently requiring an invasive liver biopsy for diagnosis;
•	the success of our clinical trials through all phases of clinical development, such as the success of our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	the required timeframe for us to receive and analyze data from our clinical trials;
•	our ability to identify and develop additional product candidates;
•	market acceptance of our product candidates, which may be affected by the reimbursement that our products receive from payors;
•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage or reimbursement for our products and the extent to which such coverage or reimbursement will be provided;
•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations, or CROs;
•	our dependency on third-party manufacturers to manufacture our products and key ingredients;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of potential intellectual property, securities and other litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to build and improve our company’s infrastructure, systems and controls;
•	potential product liability claims; and
•	our ability to obtain and maintain adequate insurance coverage.

Risks Related to Regulatory Review and Approval of Our Product Candidates

We cannot be certain that OCA or any of our other product candidates will receive regulatory approval and the timeline of any such approval. Without regulatory approval we will not be able to market and commercialize our product candidates.

We are initially developing OCA for the treatment of patient populations with non-viral, progressive liver diseases, with a current principal focus on PBC, NASH and PSC, and our business currently depends entirely on the successful development and commercialization of OCA.

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

NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. Even after the submission of an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We completed our filing the NDA with the FDA and the MAA with the EMA in June 2015. In August 2015, the FDA accepted our NDA for filing and granted Priority Review for OCA for the treatment of PBC. The target date for the FDA to take action under PDUFA was initially set for February 29, 2016. In December 2015, our PDUFA action date was extended to May 29, 2016 due to an information request from the FDA that resulted in the submission of additional clinical data analyses. As part of the regulatory review process, the FDA and EMA will continue to review our submission package and conduct regulatory inspections of us and our vendors. We have provided responses as to many of the issues that have been identified in the regulatory review process and continue to respond with respect to others. We may be requested to provide further information, which may impact our regulatory review process. It remains possible that one or more of the issues identified to date, or other issues that may be identified by the FDA or EMA as the review process continues, may result in the FDA and/or the EMA not approving these marketing applications or delaying approval. As a result, we cannot be certain that our applications will be reviewed in a timely manner or approved.

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

We have completed a randomized, placebo-controlled Phase 3 trial of OCA in PBC patients, which we refer to as the POISE trial, and two randomized, placebo-controlled Phase 2 trials of OCA in PBC patients, one with OCA in combination with ursodiol and one with OCA as monotherapy. Following discussions with the FDA and EMA, we are also conducting our COBALT clinical outcomes confirmatory trial of OCA in PBC, which must be completed on a post-approval basis. Furthermore, we will need to complete a number of clinical trials and other studies for the continued development of OCA in indications other than PBC. For example, we initiated our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis in September 2015 and initiated our Phase 2 CONTROL trial to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients in December 2015. We also intend to complete our planning for a Phase 2 program in NASH patients with cirrhosis in 2016. In each of these cases, our ability to obtain the approvals necessary to commercialize our product candidates will depend on our ability to conduct and complete these additional trials as well as assemble various other data to complete our regulatory filings for OCA in the relevant indication or patient population.

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

Furthermore, the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet its primary endpoint with statistical significance. In this trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA treated patients compared to placebo who achieved the primary endpoint (p=0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The baseline characteristics between the patients in the Japanese Phase 2 trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial conducted by NIDDK. For example, differences were observed among the patient population at baseline in relation to gender mix and metabolic factors like weight, diabetes status, dyslipidemia and hypertension. While our REGENERATE trial was designed based on the results of the FLINT trial and is anticipated to enroll a predominantly Western NASH patient population, the results of the FLINT trial may not be replicated in our REGENERATE trial. Although Sumitomo Dainippon has informed us that it is exploring the initiation of a Phase 3 clinical trial for OCA in NASH patients intended to support the registration of this indication in Japan, the results may not be an improvement as compared to those from the Phase 2 trial on Japanese NASH patients.

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

The FDA generally requires two pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. Under Subpart

H regulations, the FDA can grant accelerated approval based on a surrogate reasonably likely to predict clinical benefit. The POISE primary endpoint is a surrogate endpoint that we believe is reasonably likely to predict clinical benefit, therefore meeting the FDA’s Subpart H requirements for consideration under its accelerated approval regulation. In August 2015, the FDA accepted our NDA for filing and granted Priority Review for OCA for the treatment of PBC. A target date of May 29, 2016 has been set to take action under PDUFA, after giving effect to a 90 day extension. It is unlikely we will receive definitive written guidance from the FDA prior to formal review of our NDA as to the acceptability of the POISE trial surrogate endpoint to support an approval of OCA for the treatment of PBC. Although the results from our POISE trial are highly significant and supported by two controlled Phase 2 trials, our POISE trial and our regulatory submissions package may nonetheless not be sufficient to support approval in the United States. In addition, it is possible that the FDA may not complete its review of our NDA by the specified PDUFA action date, may seek to delay our PDUFA date through a major amendment as it did in December 2015 for our NDA for OCA in PBC or may provide a complete response letter denying our application for marketing authorization. We anticipate that similar risks will apply to other indications for which we intend to seek marketing approval for our product candidates under accelerated approval regulations. For example, we will face these risks for OCA for the treatment of NASH because of our plan to seek accelerated approval based on the REGENERATE trial which incorporates interim co-primary surrogate endpoints.

In order to support the clinical utility of the surrogate endpoint for OCA as a treatment for PBC, we have sponsored an independent study pooling and analyzing long-term PBC patient data from a number of leading PBC academic centers, which we refer to as the Global PBC Study Group. Furthermore, an academic consortium in the United Kingdom has published the results of another large observational study in PBC patients in the United Kingdom. Although we believe the results of both studies are supportive of the clinical utility of our surrogate endpoint for the use of OCA in PBC, the supporting data may still not be accepted by the FDA in its consideration of the adequacy of our surrogate endpoint under an NDA for OCA for the treatment of PBC. In addition to the risk around the acceptability of the surrogate biochemical endpoint to support accelerated approval, there are quality assurance risks around the data supporting assessment of the biochemical endpoint. It is possible that key parameters such as the validation of the assay and consistency across laboratories will not be acceptable to FDA and could delay or jeopardize approval of the NDA.

The FDA has also informed us that, even if it provides us an accelerated approval for OCA, we will be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of OCA in PBC by demonstrating the correlation of biochemical therapeutic response in patients taking OCA with a significant reduction in adverse clinical outcomes over time. Following discussions with the FDA, we initiated our COBALT clinical outcomes confirmatory trial in December 2014. There can be no assurance that our COBALT trial will confirm that the surrogate endpoints used for accelerated approval will eventually show an adequate correlation with clinical outcomes. If the COBALT trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval for OCA in PBC.

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

Our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis, which was initiated in September 2015, incorporates interim co-primary surrogate endpoints that may serve as the basis for a supplemental NDA filing for accelerated approval in the United States and approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA in NASH are subject to similar risks as discussed above in relation to OCA for PBC. The primary endpoint in the Phase 2b FLINT trial of OCA in NASH patients was based on liver biopsy and was defined as an improvement of two or more points in the NAFLD activity score (a system of scoring the histopathological features in the liver), or NAS, with no worsening of liver fibrosis and the co-primary endpoints for our REGENERATE trial are: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening NASH and (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Currently, other biopharmaceutical companies are enrolling or have initiated trials in certain subpopulations of NASH patients based on different endpoints from those in the FLINT and REGENERATE trials. Although the FDA acknowledged at recent workshops the possibility of granting accelerated approval for NASH therapies using surrogate endpoints, with potential examples including histological improvement, using the NAS or another scoring system, histological resolution of NASH, or improvements in fibrosis in pre-cirrhotic patients with NASH, the FDA did not provide any formal regulatory guidance on approvable endpoints and may not accept a surrogate endpoint for OCA for the treatment of NASH.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We initiated our COBALT clinical outcomes confirmatory trial of OCA in PBC in December 2014, our Phase 2 AESOP trial of OCA in PSC in December 2014, our REGENERATE trial in September 2015, our Phase 2 CARE trial of OCA in biliary atresia in October 2015 and our Phase 2 CONTROL trial to assess the lipid metabolic effects of OCA and the effects of concomitant statin administration in NASH patients in December 2015. The results from these trials may not be available when we expect or we may be required to conduct additional clinical trials or preclinical studies not currently planned to receive approval for OCA as a treatment for the related indication, in which case we would require additional funding. In addition, our clinical programs are subject to a number of variables and contingencies, such as the results of other trials or regulatory interactions that may result in a change in timing. As such, we do not know whether any future trials or studies of our other product candidates, including our COBALT trial, will begin on time or will be completed on schedule, if at all.

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

We believe that the results of our POISE trial and our long-term safety extension trials in PBC patients, which include patients who currently have been on OCA therapy for more than four years, demonstrate that OCA produces a durable therapeutic response. We completed our filings for marketing approval of OCA in PBC in the United States and the European Union in June 2015. In August 2015, the FDA accepted our NDA for filing and granted Priority Review for OCA for the treatment of PBC. The target date for the FDA to take action under PDUFA was initially set for February 29, 2016. In December 2015, our PDUFA action date was extended to May 29, 2016 due to an information request from the FDA that resulted in the submission of additional clinical data analyses. We cannot assure you that our POISE trial results will result in our receiving marketing approval for OCA in PBC or that our ongoing COBALT clinical outcomes confirmatory trial of OCA in PBC will demonstrate a correlation of biochemical therapeutic response in patients taking OCA with a significant reduction in adverse clinical events over time. In addition, it is possible that the FDA may not complete its review of our NDA by the specified PDUFA action date, may seek to delay our PDUFA date through a major amendment or may provide a complete response letter denying our application for marketing authorization.

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

Based on information in the manuscript for the FLINT trial published in November 2014, pruritus occurred more frequently in the OCA treatment group than in the placebo treatment group (23% vs. 6%, p < 0.001) and at a higher grade (predominately moderate pruritus), but resulted in only one patient discontinuation in the OCA treatment group. In the FLINT trial, OCA treatment was associated with changes in serum lipid levels, including increases in total cholesterol and LDL cholesterol and a decrease in HDL cholesterol, that were observed within 12 weeks of initiating treatment, peaked and then decreased in magnitude while on treatment, and reversed further during the 24-week post-treatment period. As previously disclosed, these changes in cholesterol levels, along with achieving the pre-defined efficacy criteria, played a role in the decision of the FLINT data and safety monitoring board to terminate the treatment phase of FLINT, and the publication of the FLINT results has noted the need for further study of these changes. In December 2015, we initiated CONTROL, a Phase 2 trial characterizing the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. There were two patient deaths in the FLINT trial that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and neither death was considered related to OCA treatment.

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

In January 2015, we received breakthrough therapy designation for OCA in the treatment of NASH patients with fibrosis. However, there is no guarantee that the receipt of breakthrough therapy designation will result in a faster development process, review or approval for OCA in fibrotic NASH patients or increase the likelihood that OCA will be granted marketing approval for fibrotic NASH patients. Likewise, any future breakthrough therapy designation for any other potential indication of OCA neither guarantees a faster development process, review or approval nor improves the likelihood of the grant of marketing approval by FDA for any such potential indication of OCA compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any breakthrough therapy designation at any time. We may seek a breakthrough therapy designation for other of our product candidates, but the FDA may not grant this status to any of our proposed product candidates.

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

Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In addition, it is possible that orphan drug designation in Europe will not be maintained following approval if the EMA determines that the product does not satisfy the requisite criteria including demonstration of significant clinical benefit. In November 2015, the European Commission set forth a consultation document and a notice detailing proposed amendments to the rules governing orphan medicinal products which may make it more difficult to demonstrate significant clinical benefit at the time of marketing authorization. The result of this process may impact our ability to maintain orphan drug designation in Europe.

The failure to maintain orphan status may impact our ability to receive a premium price for OCA or our other products and may subject us to mandatory price discounts in Europe. In addition, our ability to launch in Europe may be delayed and we may lose other benefits such as tax exemptions for sales. As such, the loss of orphan drug status may have a negative effect on our ability to successfully commercialize our products, earn revenues and achieve profitability.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA and EMA can subsequently approve the later product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the United States. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers.

In addition, third-party payors attempt to contain health care costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for drugs. As a result, they may not cover or provide adequate payment for our products. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products or any other future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management’s time and our financial and other resources. Our products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Reimbursement in the European Union and many other territories must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries we expect that it may exceed 12 months. Even after a price is negotiated, countries frequently request or require adjustments to the price and other concessions over time. Reimbursement agencies in Europe are often more conservative than those in the United States and the reimbursement process is often slower since reimbursement decisions are made on a country-by-country basis.

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

We do not intend to manufacture the pharmaceutical products that we plan to sell. We currently have agreements with a contract manufacturer for the production of the active pharmaceutical ingredients and the formulation of sufficient quantities of drug product for the COBALT clinical outcomes confirmatory trial of OCA in PBC and the long-term safety extension phase of the POISE trial for OCA in PBC, our Phase 3 NASH program for OCA, including the REGENERATE trial, and the certain other trials and preclinical studies that we plan to conduct prior to and after seeking regulatory approval. If our contract manufacturer should cease to provide services to us for any reason, we likely would experience delays in advancing our clinical trials while we identify and qualify one or more replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us.

We do not have agreements for commercial supplies of OCA or any of our other product candidates. We currently obtain these supplies and services from our third-party contract manufacturers on a purchase order basis. We are currently seeking to contract to qualify one or more back-up API manufacturers. While we have procured sufficient supplies for the commercial launch of OCA, we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to continue commercial sales of OCA on a long-term basis.

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

Any of these factors could cause the delay of approval or commercialization of our product candidates, cause us to incur higher costs, prevent us from commercializing our product candidates successfully or disrupt the supply of our products after commercial launch. Furthermore, if any of our product candidates are approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the government agencies that regulate our products.

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

Our NDA and MAA for OCA in PBC has been undergoing regulatory review with the FDA and EMA, respectively. If we receive marketing approval from the FDA on the PDUFA date, we plan to initiate the commercial launch of OCA in PBC in the United States in June 2016. Furthermore, if we are successful in the EMA review process, we anticipate receiving marketing approval in late 2016, with planned commercial launches thereafter in certain European countries.

The commercial success of OCA or our other product candidates, if approved, will depend upon their acceptance among the medical community, including physicians, healthcare payors and patients. For PBC, the current standard of care is ursodeoxycholic acid, which is available generically as ursodiol. In order for OCA to be commercially successful, we will need to demonstrate that it is safe and effective for the treatment of patients who have an inadequate response to or who are unable to tolerate ursodiol, referred to as second line treatment, and is more effective than any other alternatives that may be developed as a second line treatment for PBC, particularly given the much higher price that we anticipate charging for OCA compared to the price of generically available ursodiol. In NASH and PSC, since there are currently no approved therapies, we do not know the degree to which OCA will be accepted as a therapy, even if approved.

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

In addition, the potential market opportunity for our product candidates is difficult to precisely estimate. While ursodiol is the established standard of care for PBC, a majority of patients while on therapy remain at ALP levels above the upper limit of normal, or ULN. According to our analysis of industry data in PBC, approximately 70% of patients treated with ursodiol experience elevated ALP levels, with 35% of patients experiencing ALP levels greater than 1.67 times ULN. In addition, a small minority of PBC patients (estimated at approximately 3%) are intolerant to ursodiol therapy. Our estimates of the potential market opportunity for OCA for the treatment of PBC include a number of key assumptions related to prevalence rates, patients’ access to healthcare, diagnosis rates and patients’ response to or tolerance of OCA, which are based on available literature and epidemiology research in PBC, our industry knowledge gained through market research and other methods, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions prove to be inaccurate, then the actual market for OCA could be smaller than our estimates of our potential market opportunity. If the actual market opportunity for our product candidates is smaller than we expect, our product revenue may be limited.

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

We have no sales, marketing or distribution experience and have only recently started the build out of our internal commercial organization. We plan to commercialize OCA for PBC in the United States and Europe ourselves with a targeted sales force if and when it is approved and may utilize the services of third-party collaborators in certain jurisdictions. To develop internal sales, distribution and marketing capabilities, we have invested and will continue to invest significant additional amounts of financial and management resources, some of which will be committed prior to any confirmation that OCA or any of our other product candidates will be approved. For example, in October 2015, we hired our territory business managers who are anticipated to constitute our sales force upon approval. Recruiting and training a commercial organization is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel.

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

We currently have strategic collaborations in place relating to certain of our product candidates. We entered into an exclusive license agreement with Sumitomo Dainippon regarding the development and commercialization of OCA for PBC and NASH in Japan, China and South Korea and provided Sumitomo

Dainippon with an option to extend its exclusive license to different indications as well as certain other Asian countries. We entered into a strategic collaboration with Servier initially focused on the identification and optimization of novel TGR5 agonists for the treatment of type 2 diabetes and other associated disorders. These strategic collaborations may not be scientifically or commercially successful due to a number of important factors, including the following:

•	Sumitomo Dainippon and Servier have significant discretion in determining the efforts and resources that each will apply to their strategic collaboration with us. The timing and amount of any cash payments, milestones and royalties that we may receive under such agreements will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of our product candidates by Sumitomo Dainippon and Servier under their respective agreements;
•	Our agreement with Servier provides it with wide discretion in deciding which novel compounds to advance through the preclinical and clinical development process. It is possible for Servier to reject certain compounds at any point in the research, development and clinical trial process without triggering a termination of their agreement with us;
•	Our agreement with Sumitomo Dainippon restricts it from developing or commercializing any FXR agonist to treat PBC or NASH during the term of the agreement other than pursuant to the Sumitomo Dainippon agreement and our agreement with Servier restricts it from developing or commercializing any TGR5 receptor agonist during the term of the agreement other than pursuant to the Servier agreement. Subject to these restrictions, it is possible that Sumitomo Dainippon or Servier may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that they license from us;
•	Sumitomo Dainippon or Servier may change the focus of their development and commercialization efforts or pursue higher-priority programs;
•	Sumitomo Dainippon or Servier may, under specified circumstances, terminate their strategic collaborations with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic collaborators or adversely affect how we are perceived in the scientific and financial communities;
•	Sumitomo Dainippon and Servier have, under certain circumstances, the right to maintain or defend our intellectual property rights licensed to them in their territories, and, although we may have the right to assume the maintenance and defense of our intellectual property rights if our strategic collaborators do not, our ability to do so may be compromised by our strategic collaborators’ acts or omissions;
•	Sumitomo Dainippon or Servier may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability; and
•	Sumitomo Dainippon or Servier may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

If either Sumitomo Dainippon or Servier fails to develop or effectively commercialize OCA or any TGR5 compounds, respectively, we may not be able to replace them with another collaborator. For example, although Sumitomo Dainippon has informed us that it is exploring the initiation of a Phase 3 clinical trial for OCA in NASH patients intended to support the registration of this indication in Japan, Sumitomo Dainippon may ultimately decide not to pursue such a trial or cease continuing development despite commencing the trial. We may also be unable to obtain, on terms acceptable to us, a license from such strategic collaborator to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate. Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability, and could cause our stock price to decline.

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

To date, we have focused the majority of our development efforts on the development of OCA for the second line treatment of PBC. Among our other product candidates, only INT-767, which is undergoing Phase 1 clinical trials, is currently in clinical development. One of our strategies is to pursue clinical development of OCA for other orphan and more common indications, to the extent that we have sufficient funding.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA or EMA approval or discovering, developing and commercializing drugs for the diseases that we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

Some of the pharmaceutical and biotechnology companies we expect to compete with include Albireo AB, Akarna Therapeutics Ltd., AstraZeneca plc, Biotie Therapies Corp. (acquired by Acorda Therapeutics, Inc.), Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., Dr. Falk Pharma GmbH, Durect Corporation, Eli Lilly, Enanta Pharmaceuticals, Inc., ENYO Pharma SAS, Exelixis, Inc., FibroGen, Inc., FF Pharmaceuticals BV, Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit SA, Genkyotex SA, Gilead Sciences, Inc., GlaxoSmithKline, Immuron Ltd., Islet Sciences, Inc., Medivation, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Nitto Denko Corporation, Novartis International AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Protalix Biotherapeutics, Shire plc, Tobira Therapeutics, Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals Inc. Ongoing Phase 3 clinical trials for the treatment of PBC include an investigator-sponsored trial of bezafibrate, a fibrate that has not been approved for commercialization by the FDA and is only available outside of the United States, and a combination of ursodiol and budesonide, a steroid, sponsored by Dr. Falk Pharma GmbH. Genfit SA has an ongoing Phase 3 clinical trial of GFT505, a dual PPAR alpha/delta agonist, in NASH. Gilead Sciences, Inc. is conducting multiple Phase 2 clinical trials in NASH patients of various disease severity with both simtuzimab, an anti-body against the lysyl oxidase-like 2 enzyme, and GS-4997, an inhibitor of the apoptosis signal-regulating kinase 1. Gilead Sciences, Inc. is also studying an FXR agonist (GS-9674) for the treatment of NASH. A number of companies have trials in PBC, NASH and other liver diseases we are targeting.

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

Off-label uses of other potential treatments may limit the commercial potential of our product candidates, especially given the anticipated pricing for our product candidates. For example, while fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. In NASH, a number of treatments, including vitamin E (an antioxidant), insulin sensitizers (such as metformin), antihyperlipidemic agents (such as gemfibrozil), pentoxifylline and ursodiol, are used off-label. Although none of these treatments have been clearly shown in clinical trials to alter the course of the disease, in a previous study conducted by the NASH Clinical Research Network, similar improvements to those observed with OCA in the FLINT trial in certain histological measures of NASH were reported with vitamin E and pioglitazone. Various other treatments, both approved and unapproved, have been used in the other indications we are targeting.

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

Because we have relied on third parties, our internal capacity to perform these functions is limited to management oversight. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. Several years ago, we experienced difficulties with a third-party contract manufacturer for OCA, including delays in receiving adequate clinical trial supplies as requested within the requested time periods. We subsequently replaced this manufacturer with other third-party contract manufacturers for OCA. It is possible that we could experience similar difficulties in the future. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. Despite our recent growth, we currently have a small number of employees, which limits the internal resources we have available to identify and monitor third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. We may further be subject to the imposition of civil or criminal penalties if their conduct of clinical trials violates applicable law.

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

We have recently formed a wholly-owned subsidiary in the United Kingdom which we anticipate will serve as our headquarters for our operations in Europe and anticipate building out our European operations. We also currently have an Italian subsidiary that acts as our legal representative for our clinical trials in the European Union to satisfy European Union regulatory requirements. We have also formed a number of other wholly-owned subsidiaries in Europe and Canada in preparation for the anticipated commercial launch of OCA in PBC. In addition, we have entered into an agreement with Sumitomo Dainippon for the development of OCA and with Servier for our earlier stage TGR5 program, and we may enter into agreements with other third parties for the development and commercialization of OCA or our other product candidates in international markets. Our international operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

•	differing regulatory requirements for drug approvals internationally;
•	potentially reduced protection for intellectual property rights;
•	potential third-party patent rights in countries outside of the United States;
•	the potential for so-called “parallel importing,” which is what occurs when a local seller, e.g., a pharmacy, faced with relatively high local prices, opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;
•	compliance with tax, employment, immigration and labor laws for employees traveling abroad;

•	taxes in other countries;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other stock-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings by taxing jurisdiction, the outcome of examinations by the U.S. Internal Revenue Service and regulators of other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets, or by changes to our ownership or capital structure. The impact on our effective income tax rate resulting from the above-mentioned factors and others may be significant and could adversely affect our results of operations.

We have been significantly expanding our operations and the size of our company and will need to continue our expansion to support our NASH program. We may experience difficulties in managing our significant growth.

From December 31, 2014 to December 31, 2015, our employee base has grown from 136 to 405 employees. Of the 405 employees as of December 31, 2015, 216 employees were in our drug development operations, 117 employees were in our commercial group and 72 employees were in our corporate group. At December 31, 2015, 309 employees were based in the United States, 89 employees were based in Europe and 7 employees were based in Canada. As we advance our programs for OCA in NASH and other potential indications and our other product candidates, seek regulatory approval in the United States and elsewhere, increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. We will also need to grow our commercial capabilities, which will require us to hire additional personnel, both for our ongoing pre-commercial activities and for the launch and ongoing marketing and sale of any product candidate for which we obtain marketing approval. In addition, in order to continue to meet our obligations as a public company and to support the anticipated longer-term growth in the other functions at our company, we will need to increase our general and administrative capabilities. We are also expanding our operations geographically and formed a number of wholly-owned subsidiaries outside of the United States, including our wholly-owned subsidiary in the United Kingdom. We also opened an office in London, United Kingdom which serves as our headquarters for our operations in Europe, Canada and Australia. In the longer term, we may further expand our geographical footprint. Our management, personnel and systems currently in place may not be adequate to support this future growth.

Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees or consultants with the expertise and experience we will require in the United States, Europe and in other jurisdictions;
•	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites across the world, and advance our other development efforts;
•	develop and expand our marketing and sales infrastructure; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Mark Pruzanski, our co-founder and president and chief executive officer; David Shapiro, our chief medical officer; and our other key employees and consultants. If we lose one or more of our executive officers, or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time. Replacing executive officers, key employees and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with health care fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations in the United States and abroad intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a global code of business conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	withdrawal of clinical trial participants;
•	termination of clinical trial sites or entire trial programs;
•	costs of related litigation;
•	substantial monetary awards to patients or other claimants;
•	decreased demand for our product candidates and loss of revenues;
•	impairment of our business reputation;
•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize our product candidates or the withdrawal of our products from the market.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations. Furthermore the increased volatility of our stock price may result in us being required to pay substantially higher premiums for our directors’ and officers’ insurance than those to which we are currently subject, and may even lead a large number of underwriters to be unwilling to cover us.

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

Our business and operations would suffer in the event of system failures or data breaches.

Despite the implementation of security measures and policies, our internal information technology systems, as well as those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs, damage to our reputation and/or monetary damages. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Our information security systems are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, the Health Insurance Portability and Accountability Act, or HIPAA, and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. Various foreign countries where we may process personal information also have, or are developing, laws governing the collection, use, disclosure and storage of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. We have in the past relied on adherence to the U.S.-EU Safe Harbor Framework as agreed to and set forth by the U.S. Department of Commerce and the European Commission as a means to legitimize certain transfers of personal information from the European Economic Area, or EEA, to the United States. However, a recent opinion of the European Union Court of Justice, or ECJ, deemed the U.S.-EU Safe Harbor Framework an invalid method of protecting the transfer of personal information from the EEA to the United States. While we are engaging in efforts to address the implications of the ECJ opinion and actively employing other means to legitimize the transfer of personal information from the EEA to the United States, we may be unsuccessful in these efforts. Failure to comply with laws regarding data protection could expose us to risk of enforcement actions and the potential for significant penalties as well as the loss of access to certain data from the EU. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and can generate negative publicity, which could harm our business.

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

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently own or may own in the future, or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

As of December 31, 2015, we were the owner of record of over 110 issued or granted U.S. and non-U.S. patents relating to OCA with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds, and methods of using these compounds in various indications. We were also the owner at that date of record of 53 pending U.S. and non-U.S. patent applications relating to OCA in these areas.

In addition, as of December 31, 2015, we were the owner of record of over 160 issued or granted U.S. and non-U.S. patents relating to our product candidates other than OCA, with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds and methods of using these compounds in various indications. We were also the owner of record of over 90 pending U.S. and non-U.S. patent applications relating to such other product candidates in these areas.

Patents covering the composition of matter of OCA expire in 2022 at the soonest and 2033 at the latest if the appropriate maintenance renewal, annuity, or other government fees are paid. We expect that the other patents in the OCA portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2033. We expect the issued INT-767 composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029. We expect the other patents in the INT-767 portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027 to 2029. We expect the issued INT-777 composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030. We expect the other patents in the INT-777 portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2030.

We have received assignments of rights to the INT-767 patent portfolio from all inventors, with the exception of one inventor. That inventor is contractually obligated to provide an assignment to us. Thus, we believe that we are the owner of the INT-767 patent portfolio by virtue of this contractual obligation and the patent assignments we have received. By virtue of the patent assignments we have received and other contractual obligations owed to us, we believe we are the owner of the INT-777 patent portfolio.

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

Depending upon the timing, duration and specifics of FDA marketing approval of OCA and our other product candidates, if any, one or more of our U.S. patents may be eligible for limited extension of patent term under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits an extension of patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. In the event that we are unable to obtain any patent term extensions, the issued composition of matter patents for OCA are expected to expire in 2022 at the soonest and 2033 at the latest, assuming they withstand any challenge. We expect that the other patents for the OCA portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2033.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid, not infringed, or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid or not infringed, and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the U.S. Patent and Trademark Office, or USPTO, in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

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

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

•	some patent applications in the United States may be unpublished or otherwise maintained in secrecy until the patents are issued;
•	patent applications in the United States are typically not published until 18 months after the priority date; and
•	publications in the scientific literature often lag behind actual discoveries.

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

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Moreover, the EMA has already adopted a policy of general transparency both in relation to requests under EU freedom of information legislation for access to pre-clinical and clinical research data once marketing authorizations are granted and through proactive disclosure of clinical data on its website. This policy coupled with imminent requirements for public disclosure of clinical research data under a new EU Clinical Trial Regulation, means that public disclosure will ordinarily be made of substantial research data that previously would have been considered commercially confidential. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We have not yet registered all of our trademarks and failure to secure those registrations could adversely affect our business.

We have applied for a number of trademarks and service marks to further protect the proprietary position of our products. We have approximately 280 pending trademark and service mark applications in the United States and abroad. Our trademark applications may not be allowed for registration or our registered trademarks may not be maintained or enforced. During prosecution of applications for trademark registration, we may receive rejections or refusals. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

In addition, we have not yet received final approval from regulatory authorities for a proprietary name for any of our product candidates, including OCA, in any jurisdiction. Any proprietary name we propose to use with OCA in the United States and Europe must be approved by the FDA and EMA, respectively, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA and EMA typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or EMA objects to our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the regulatory agencies.

Risks Related to Ownership of Our Common Stock

An active trading market in our common stock may not be maintained.

The trading market in our common stock has been extremely volatile. The quotation of our common stock on The NASDAQ Global Select Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of December 31, 2015, approximately 40.04% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities (other than FMR LLC, Carmignac Gestion, Capital World Investors, Ameriprise Financial, Inc. and their respective affiliates) and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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

On April 22, 2014, two individuals each moved to consolidate the cases and a lead plaintiff was subsequently appointed by the Court. On June 27, 2014, the lead plaintiff filed an amended complaint on behalf of the putative class as contemplated by the order of the Court. On August 14, 2014, the defendants filed a motion to dismiss the complaint. Oral arguments on the motion to dismiss were held on February 24, 2015. On March 4, 2015, the defendants’ motion to dismiss was denied by the Court. The defendants answered the amended complaint on April 13, 2015. On July 15, 2015, the plaintiff moved for class certification and appointment of class representatives and class counsel. On September 14, 2015, the defendants opposed the plaintiff’s class certification motion. The plaintiff filed its reply to the defendants’ opposition on October 14, 2015, to which the defendants filed a sur-reply on November 10, 2015. Oral arguments on the class certification motion were held on January 20, 2016. No decision has been made by the Court on the class certification motion. The parties are currently undergoing discovery in relation to this matter. Dispositive motions are due on September 16, 2016.

The lead plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees.

While we believe we have valid defenses to the claims in the lawsuit, have denied liability and intend to defend ourselves vigorously, we cannot predict the outcome of the lawsuit. There may be additional suits or proceedings brought in the future. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability fully to focus our internal resources on our business activities, and we cannot predict how long it may take to resolve these matters. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from these lawsuits, and we cannot be certain how long it may take to resolve these lawsuits or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgment or enter into settlement of claims for monetary damages. A decision adverse to our interests on either of these lawsuits could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuits could lead to more volatility in our stock price.

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

Genextra S.p.A., together with its affiliates, whom we refer to collectively as Genextra, is our largest stockholder. As of December 31, 2015, Genextra owned 6,454,953 shares of our common stock. The shares of common stock owned by Genextra represented approximately 26.5% of our outstanding common stock as of December 31, 2015. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Provisions in our restated certificate of incorporation and restated bylaws, as well as provisions of Delaware law, contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

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

As of December 31, 2015 and 2014, we had net operating loss carryforwards, or NOLs, for federal income tax purposes of $454.4 million and $221.2 million, respectively, which expire between 2024 and 2035. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by

Section 382 of the Internal Revenue Code, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have evaluated whether one or more ownership changes as defined under Section 382 of the Internal Revenue Code have occurred since our inception and have determined that there have been at least two such changes. Although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to utilize these NOLs may be limited due to future ownership changes or for other reasons. Additionally, tax laws limit the time during which NOLs and certain other tax attributes may be utilized against future taxes. As a result, we may not be able to take full advantage of our carryforwards for federal, state, and foreign tax purposes.

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

On January 22, 2016, Intercept Pharma Europe Ltd., or IPEL, our wholly owned subsidiary, entered into an underlease with Performing Right Society, Ltd. for additional office space in the Kings Cross area of London, United Kingdom. We are the guarantor to the underlease. The underlease provides IPEL with an additional 8,549 square feet of office space. The lease term is anticipated to end on May 31, 2024.

On February 23, 2016, we entered into a sublease for an additional 10,785 square feet of office space in New York, New York. The lease term is anticipated to end on July 31, 2021.

Item 3.	Legal Proceedings

See Item 1. “Business — Legal Proceedings” of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Market on October 11, 2012 under the symbol “ICPT”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for each quarter in the years ended December 31, 2015 and 2014.

Year Ended December 31, 2015	High	Low
First quarter	$308.28	$144.79
Second quarter	314.88	232.19
Third quarter	285.00	150.00
Fourth quarter	217.99	137.28

Year Ended December 31, 2014	High	Low
First quarter	$497.00	$65.22
Second quarter	339.67	209.00
Third quarter	349.08	208.00
Fourth quarter	264.92	128.50

Stockholders

As of January 31, 2016, there were 390 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock from October 11, 2012 through December 31, 2015 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on October 10, 2012 in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index and it assumes the reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*
Among Intercept Pharmaceuticals, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index

*	$100 invested on 10/10/2012 in stock or index. Fiscal Year ending December 31, 2015.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports during 2015, we did not sell any securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from our audited consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Statement of Operations Data:
Licensing revenues	$2,782	$1,742	$1,622	$2,446	$1,805
Operating expenses:
Research and development	128,193	80,311	27,941	16,183	11,426
General and administrative	103,745	34,601	13,132	5,177	4,209
Total operating expenses	231,938	114,912	41,073	21,360	15,635
Loss from operations	(229,156)	(113,170)	(39,451)	(18,914)	(13,830)
Total other income (expense), net	2,727	(170,056)	(28,341)	(24,729)	1,093
Net loss	$(226,429)	$(283,226)	$(67,792)	$(43,643)	$(12,737)
Dividend on preferred stock, not declared	—	—	—	(2,630)	(3,000)
Net loss attributable to common stockholders	$(226,429)	$(283,226)	$(67,792)	$(46,273)	$(15,737)
Net loss per share, basic and diluted	$(9.56)	$(13.63)	$(3.76)	$(7.36)	$(4.73)
Weighted average shares outstanding, basic and diluted	23,694,244	20,784,438	18,028,731	6,283,238	3,329,666

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$628,056	$239,724	$144,832	$110,194	$17,707
Total assets	655,758	254,149	150,319	112,179	19,470
Accounts payable, accrued expenses and other liabilities	45,591	13,459	7,260	3,746	1,504
Warrant liability	—	—	50,112	30,359	5,836
Deferred revenue	8,017	9,799	10,541	12,162	14,608
Common and preferred stock	24	21	19	17	31
Additional paid-in capital	1,300,008	700,355	268,302	184,100	72,134
Accumulated deficit	(695,630)	(469,202)	(185,976)	(118,183)	(74,540)
Total stockholders’ equity (deficit)	602,149	230,891	82,406	65,912	(2,560)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat non-viral, progressive liver diseases. Our product candidates have the potential to treat orphan and more prevalent liver diseases for which there currently are limited therapeutic solutions.

Our lead product candidate, obeticholic acid, or OCA, is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid, that selectively binds to and activates the farnesoid X receptor, or FXR, which we believe has broad liver-protective properties. OCA has been tested in five placebo-controlled clinical trials, including a Phase 3 clinical trial in patients with primary biliary cirrhosis, recently renamed primary biliary cholangitis, or PBC, and two Phase 2 clinical trials in patients with nonalcoholic fatty liver disease, or NAFLD, and nonalcoholic steatohepatitis, or NASH. OCA met the primary efficacy endpoint in each of these trials with statistical significance. In addition, in October 2015, we announced results from a Phase 2 dose ranging trial of OCA in 200 patients with NASH in Japan conducted by our collaborator, Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon.

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

Our most advanced development program for OCA is for PBC as a second line treatment for patients who have an inadequate response to or who are unable to tolerate standard of care therapy and therefore need additional treatment. PBC is a chronic autoimmune liver disease that, if inadequately treated, may eventually lead to cirrhosis, liver failure and death. In March 2014, we completed a Phase 3 clinical trial, known as the POISE trial, in which OCA achieved the primary endpoint for the treatment of PBC. We intend to use these results, along with two previously completed randomized Phase 2 clinical trials of OCA in PBC, as the basis for seeking the first regulatory approvals to market OCA in the United States, Europe, Australia and Canada.

In June 2015, we completed our filings for marketing approval of OCA in PBC in the United States under the FDA’s accelerated approval pathway. In August 2015, the FDA accepted our New Drug Application, or NDA, for filing and granted Priority Review for OCA for the treatment of PBC. The FDA set a target date of May 29, 2016 to take action under the Prescription Drug User Fee Act, or PDUFA, after giving effect to a 90 day extension. The FDA has also publicly announced a planned advisory committee meeting date of April 7, 2016. If we receive marketing approval from the FDA on the PDUFA date, we plan to initiate the commercial launch of OCA in PBC in the United States in June 2016.

In June 2015, we also received notice of the acceptance of the Marketing Authorization Application, or MAA, for review by the European Medicines Agency, or EMA, for use of OCA in PBC. If we are successful in the EMA review process, we anticipate receiving marketing approval in late 2016, with planned commercial launches thereafter in certain European countries. We also plan to apply for marketing approval of OCA in PBC in other markets across the world such as Australia and Canada.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We initiated our Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial, in September 2015. In December 2015, we initiated a Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients.

In addition to PBC and NASH, we plan to continue our research on OCA in patient populations suffering from other liver diseases, as we believe that FXR has broad therapeutic potential. In December 2014, we initiated an international Phase 2 clinical trial, known as the AESOP trial, in patients with PSC to evaluate the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. In October 2015, we initiated a Phase 2 clinical trial, known as the CARE trial, of OCA in pediatric patients with biliary atresia. This trial will evaluate the effects of 11 weeks of OCA treatment where patients with biliary atresia will be randomized to varying doses of OCA or a control group receiving only their current treatment. As part of our development program, in November 2015, we initiated a Phase 1 clinical trial of our second product candidate to enter clinical development, called INT-767, a dual FXR and TGR5 agonist, in healthy volunteers. We are currently evaluating our future development strategy for OCA in other indications, for INT-767 and for our pre-clinical candidates.

Our net losses were approximately $226.4 million, $283.2 million and $67.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of approximately $695.6 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations and from the mark-to-market of our previously outstanding liability-classified warrants.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including expansion of our clinical, regulatory and medical affairs infrastructure, conducting clinical trials of our product candidates, expansion of our manufacturing activities, providing general and administrative support for our operations, engaging in pre-commercialization activities and building our commercial infrastructure and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception until December 31, 2015, we have funded our operations primarily through the private and public sales of preferred stock, common stock, convertible notes and warrants to purchase common stock and payments received under our collaboration agreements totaling $623.2 million (net of issuance costs of $33.7 million). In February 2015, we completed a public offering of 1,150,000 shares of our common stock pursuant to a registration statement on Form S-3. After underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $191.6 million. In April 2015, we completed a public offering of 1,330,865 shares of its common stock pursuant to a registration statement on Form S-3. After underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $367.1 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	complete the development of our lead product candidate, OCA, for the treatment of PBC, and continue the development of OCA in NASH, PSC and other patient populations;
•	seek to obtain regulatory approvals for OCA for PBC, NASH, PSC and other potential patient populations;
•	prepare for the potential commercialization of OCA in PBC, including enhancing our sales, marketing and distribution capabilities and increasing our drug manufacturing activities;
•	continue development of our other product candidates, such as INT-767, and engage in other research and development activities;
•	maintain, expand and protect our intellectual property portfolio;
•	increase our product development, scientific, commercial and administrative personnel and expand our facilities and operations in the United States and abroad; and
•	operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which is subject to significant uncertainty. Even if we receive marketing approvals for OCA in PBC and commence our commercial launch, we do not expect to generate significant revenues in PBC in 2016. Accordingly, we anticipate that we will need to raise additional capital to commercialize OCA on a worldwide basis and continue our research and development activities in relation to OCA and our other pipeline candidates. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Our principal executive offices are in New York, New York. We also have administrative offices in San Diego, California and London, United Kingdom.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of products. If we are successful with our regulatory approval process for OCA in PBC, we expect to generate sales revenue starting in June 2016 in the United States and in 2017 in certain European countries. We do not expect to generate any meaningful sales revenues until 2017 at the earliest.

All of our revenue has been derived from our collaborative agreements for the development and commercialization of certain of our product candidates. We have entered into an exclusive licensing agreement with Sumitomo Dainippon for the development of OCA in Japan, China and Korea. Under the terms of the agreement, we have received up-front payments of $16.0 million, including $1.0 million upon the exercise by Sumitomo Dainippon of its option to add Korea to its licensed territories, and may be eligible to receive up to approximately $300 million in additional payments for development, regulatory and commercial sales milestones for OCA in the licensed territories. As of December 31, 2015, we have achieved $1.0 million of the development milestones.

For accounting purposes, the up-front payments are recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. We recognized $2.8 million, $1.7 million and $1.6 million in license revenue for the years ended December 31, 2015, 2014 and 2013 respectively. For the year ended December 31, 2015, $1.8 million resulted from the amortization of the up-front payments under the collaboration agreement and $1.0 million resulted from the milestone achieved in the period. All of the revenue recognized in the years ended December 31, 2014 and 2013 related to the amortization of the up-front payments under the collaboration agreement. We anticipate that we will recognize revenue of approximately $1.8 million per year through 2020, for the amortization of the relevant up-front collaboration payments from Sumitomo Dainippon. We did not receive any milestone payments during 2012, 2013 or 2014 related to our collaboration agreements. In the future, we may generate revenue from a combination of license fees and other up-front payments, research and development payments, milestone payments, product sales and royalties in connection with our collaborations. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or our collaboration partners. If our collaboration partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.

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

The table below summarizes our direct research and development expenses by program for the periods indicated. We do not allocate personnel and indirect costs related to our research and development function to specific product candidates. Those expenses are included in personnel costs and indirect research and development expense in the table below.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Direct research and development expense by program:
OCA	$58,906	$51,316	$16,467
Research and discovery initiatives	6,043	—	—
INT-767	6,265	1,527	534
INT-777	—	—	49
Total direct research and development expense	71,214	52,843	17,050
Personnel costs	48,057	23,525	9,852
Indirect research and development expense	8,922	3,943	1,039
Total research and development expense	$128,193	$80,311	$27,941

Personnel costs include stock-based compensation expense associated with stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs, granted to employees and non-employees of $17.9 million, $11.7 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, we had a net increase of 66 research and development personnel in support of our expansion in activities.

The successful development of our clinical and preclinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash inflows from these product candidates, including OCA, may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•	future clinical trial results; and
•	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We may also face delays in the regulatory review process, as we did with OCA in PBC where the target date for the FDA to take action under PDUFA, was extended from February 29, 2016 until May 29, 2016.

OCA

During 2015, the majority of our research and development resources were focused on completing our NDA and MAA filings for OCA for the treatment of PBC, which were completed during June 2015. In August 2015, the FDA accepted our NDA for filing and granted priority review for OCA for the treatment of PBC. The FDA set a target date of May 29, 2016 to take action under PDUFA, after giving effect to a 90 day extension. The FDA has also publicly announced a planned advisory committee meeting date of April 7, 2016. In addition to the review by the FDA, we are undergoing our regulatory review process with the EMA.

In relation to OCA, we have incurred and expect to continue to incur significant expenses in connection with these efforts, including:

•	Continuing the long-term safety extension phase of our Phase 3 POISE trial of OCA in PBC potentially through 2019.
•	Continuing our COBALT clinical outcomes confirmatory trial for OCA in PBC which we expect to complete on a postmarketing basis.
•	Contracting with third-party manufacturers to increase OCA manufacturing activities, including investing in supply chain and product development, preparing for our PBC commercial launch and planning for the continuation of our clinical program in NASH, and working to secure second manufacturers as part of our strategy to secure more than one approved supplier of OCA in the future. We are building commercial supplies, including supplies of the starting material for manufacturing OCA.
•	Contracting with and planning to engage a number of consultants and other third party vendors in relation to our seeking of regulatory approval and implementing various electronic software and systems in relation to our regulatory activities.

In addition, we are evaluating OCA in non-viral, progressive liver diseases other than PBC, particularly NASH, PSC and biliary atresia. We initiated our Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis in September 2015, the Phase 2 CONTROL trial to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients in December 2015, the Phase 2 AESOP trial of OCA in patients with PSC in December 2014, and the Phase 2

CARE trial of OCA in patients with biliary atresia in October 2015. As a result, we expect that our expenditures in connection with our NASH, PSC and biliary atresia programs will increase significantly in future periods.

INT-767 and INT-777

We intend to continue to develop INT-767 (a dual FXR/TGR5 agonist) and INT-777 (a selective TGR5 agonist). We initiated a Phase 1 clinical trial of INT-767 in healthy volunteers in November 2015. We also intend to conduct additional preclinical work on INT-777 to further characterize its therapeutic potential and to invest in product development in anticipation of further clinical trials.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive and operational functions, including sales and marketing, finance, information technology, legal and human resources. Other significant general and administrative expenses include stock-based compensation expenses, expenses related to our OCA pre-commercialization activities, facilities costs, and other expense of operating as a public company.

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

Other Income, Net

Other income, net primarily consists of interest income earned on our cash, cash equivalents and investment securities, offset by management fees, capital base, franchise and real estate taxes.

Revaluation of Warrants

In conjunction with various financing transactions prior to our initial public offering, we issued warrants to purchase shares of our common stock. As of December 31, 2014, all of the warrants were exercised or expired in accordance with their terms. Certain of the warrants that were outstanding during 2014 included a provision that provided for a reduction in the warrant exercise price upon subsequent issuances of additional shares of common stock for consideration per share less than the applicable per share warrant exercise price. The warrants containing this provision were deemed to be derivative instruments and as such, were recorded as a liability and marked-to-market at each reporting period. The fair value estimates of these warrants were determined using a Black-Scholes option-pricing model and were based, in part, on subjective assumptions. Non-cash changes in the fair value of the common stock warrant liability from the prior period were recorded as a component of other income and expense for the years ended December 31, 2014 and 2013.

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

We have entered into collaboration agreements with Sumitomo Dainippon and other collaborators. The terms of these agreements include nonrefundable up-front licensing fees, in addition to potential milestone payments and royalties on any future product sales developed by the collaborators under our licenses. We assess these multiple elements in order to determine whether particular components of the arrangement represent separate units of accounting.

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

Our collaboration agreements also provide for potential milestone payments to us. As of December 31, 2015, we achieved $1.0 million of the development milestones under our collaboration agreement with Sumitomo Dainippon. Revenues from milestone payments, if they are non-refundable and considered substantive, are recognized upon successful accomplishment of the milestones. If milestones are not considered substantive, milestone payments are initially deferred and recognized over the remaining performance obligation.

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

Stock-based compensation expense has been reported in our statements of operations as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
General and administrative	$16,223	$8,418	$4,723
Research and development	17,966	11,709	4,723
Total stock-based compensation	$34,189	$20,127	$9,446

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

We are required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest. For 2015, 2014 and 2013, we used a forfeiture rate of five percent. There were no significant forfeitures through December 31, 2015.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Dollar Change	% Change
	2015	2014
		(in thousands)
Licensing revenue	$2,782	$1,742	$1,040	60%
Operating expenses:
Research and development	128,193	80,311	47,882	60%
General and administrative	103,745	34,601	69,144	200%
Loss from operations	(229,156)	(113,170)	(115,986)	102%
Warrant revaluation expense	—	(170,832)	170,832	(100)%
Other income, net	2,727	776	1,951	251%
Net loss	$(226,429)	$(283,226)	$56,797	(20)%

Licensing Revenue

Licensing revenue was $2.8 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively. For years ended December 31, 2015, $1.8 million resulted from the amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon and $1.0 million resulted from the development milestone achieved in the period. All of the revenue recognized in the year ended December 31, 2014 related to the amortization of the up-front payments under the collaboration agreement.

Research and Development Expenses

Research and development expenses were $128.2 million and $80.3 million for the years ended December 31, 2015 and 2014, respectively. The net increase in research and development expenses was $47.9 million. This increase in research and development expense primarily reflects:

•	additional personnel on our development team to manage the increased activities around our OCA development program, resulting in increased compensation and related benefits costs of approximately $18.4 million;
•	increased OCA regulatory expenses, research expenses and clinical development-related expenses of approximately $7.5 million;
•	increased stock-based compensation expense of approximately $6.2 million;
•	increased expenses related to our preclinical programs of approximately $6.0 million;
•	increased indirect expenses of approximately $5.1 million; and
•	increased expenses of approximately $4.7 million associated with our INT-767 program.

General and Administrative Expenses

General and administrative expenses were $103.7 million and $34.6 million for the years ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses of $69.1 million was primarily due to:

•	increased expenses of approximately $34.4 million related to pre-commercialization activities, which include marketing and public relations;
•	additional personnel to manage our increased operational activities, resulting in increased compensation and related benefit costs of approximately $19.7 million;
•	increased stock-based compensation expense of approximately $7.8 million; and
•	increased operating costs such as legal, facilities and technology-related expenses of approximately $7.2 million.

Warrant Revaluation Expense

Our previously outstanding warrants were deemed to be derivative instruments that required liability classification and mark-to-market accounting. As such, at the end of each period, the fair values of the warrants were determined using a Black-Scholes option-pricing model, resulting in the recognition of losses of $170.8 million for the year ended December 31, 2014. These fluctuations in value were primarily due to the increase in the price of the common stock underlying the warrants offset by declines in the estimated life of the warrants and the changes in volatility of the shares of common stock underlying the warrants.

Other Income, Net

Other income, net was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of the increase in the investment balances from our April 2014, February 2015, and April 2015 equity financings, offset primarily by the increases in cash used in operations.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Dollar Change	% Change
	2014	2013
		(in thousands)
Licensing revenue	$1,742	$1,622	$120	7%
Operating expenses:
Research and development	80,311	27,941	52,370	187%
General and administrative	34,601	13,132	21,469	163%
Loss from operations	(113,170)	(39,451)	(73,719)	187%
Warrant revaluation expense	(170,832)	(28,441)	(142,391)	501%
Other income, net	776	100	676	676%
Net loss	$(283,226)	$(67,792)	$(215,434)	318%

Licensing Revenue

For the years ended December 31, 2014 and 2013, we recorded a total of $1.7 million and $1.6 million respectively, of licensing revenue, consisting of the up-front payments from our collaboration agreements with Sumitomo Dainippon.

Research and Development Expenses

Research and development expenses were $80.3 million and $27.9 million for the years ended December 31, 2014 and 2013, respectively. The net increase in research and development expenses was $52.4 million. This increase in research and development expense primarily reflects:

•	increased direct clinical trial costs for OCA of approximately $22.9 million;
•	additional personnel on our development team to manage the increased activities around our OCA development program, resulting in increased compensation and related benefits costs of approximately $6.7 million;
•	increased non-cash stock-based compensation expense of approximately $7.0 million;
•	increased OCA manufacturing activities of approximately $6.4 million to support our commercial scale manufacturing and investment in clinical trial materials;

•	increased regulatory-related expenses, research-related expenses and clinical development-related expenses of approximately $5.5 million; and
•	increased expenses related to our research and preclinical programs of approximately $3.9 million.

General and Administrative Expenses

General and administrative expenses were $34.6 million and $13.1 million for the years ended December 31, 2014 and 2013, respectively. The increase in general and administrative expenses of $21.5 million was mainly due to:

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

Warrant Revaluation Expense

Our previously outstanding warrants were deemed to be derivative instruments that required liability classification and mark-to-market accounting. As such, at the end of each period, the fair values of the warrants were determined using a Black-Scholes option-pricing model, resulting in the recognition of losses of $170.8 million and $28.4 million for the years ended December 31, 2014 and 2013, respectively. These fluctuations in value were primarily due to the increase in the price of the common stock underlying the warrants offset by declines in the estimated life of the warrants and the changes in volatility of the shares of common stock underlying the warrants.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2015, we had an accumulated deficit of $695.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling $623.2 million (net of issuance costs of $33.7 million), including $29.7 million in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering in October 2012, $61.2 million in net proceeds from our follow-on public offering in June 2013, $183.5 million in net proceeds from a follow-on public offering in April 2014, $191.6 million in net proceeds from a follow-on public offering in February 2015, $367.1 million in net proceeds from the follow-on offering in April 2015 and the receipt of $17.4 million in up-front payments under our licensing and collaboration agreements with Sumitomo Dainippon and Servier. As of December 31, 2015, we had cash, cash equivalents and investment securities of $628.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(162,902)	$(87,738)	$(28,006)
Investing activities	(389,472)	(96,585)	(70,214)
Financing activities	565,469	190,983	66,072
Effect of exchange rate changes	(376)	—	—
Net increase (decrease) in cash and cash equivalents	$12,719	$6,660	$(32,148)

Operating Activities.  Net cash used in operating activities of $163.0 million for the year ended December 31, 2015 was primarily a result of our $226.4 million net loss and net changes in operating assets and liabilities of $22.5 million, $34.2 million for stock-based compensation, $1.7 million for depreciation and the amortization of investment premium of $6.3 million.

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

Investing Activities.  For the year ended December 31, 2015, net cash used in investing activities primarily reflects the net investment of the proceeds from the February 2015 public offering of $191.6 million and the April 2015 public offering of $367.1 million, offset by expenditures for leasehold improvements of $5.9 million primarily for our King’s Cross, London facility and the expansion of our New York headquarters.

For the year ended December 31, 2014, net cash used in investing activities reflects the net investment of the proceeds from the April 2014 public offering of $183.5 million and expenditures for leasehold improvements of $4.6 million as a result of the relocation of our San Diego facility.

For the year ended December 31, 2013, net cash used in investing activities reflects the net investment of the proceeds from the June 2013 public offering of $61.2 million and expenditures for leasehold improvements of $1.6 million as a result of the relocation of our New York headquarters.

Financing Activities.  Net cash provided by financing activities in the year ended December 31, 2015 consisted primarily of net proceeds of the February 2015 public offering of $191.6 million and the April 2015 public offering of $367.1 million and $6.7 million from the exercise of options to purchase common stock.

Net cash provided by financing activities in the year ended December 31, 2014 consisted primarily of net proceeds of $183.5 million from the completion of our April 2014 public offering and $7.5 million from the exercise of options and warrants to purchase common stock.

Net cash provided by financing activities in the year ended December 31, 2013 consisted primarily of net proceeds of $61.2 million from the completion of our June 2013 public offering and $4.8 million from the exercise of options and warrants to purchase common stock.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize OCA or any of our other product candidates. Even if we receive marketing approvals for OCA in PBC and commence our commercial launch, we do not expect to generate significant revenues in PBC in 2016.

At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In June 2015, we completed our filings for marketing approval of OCA in PBC in the United States and Europe. In August 2015, the FDA accepted for review our NDA and granted priority review for OCA in PBC. The FDA set a target date of May 29, 2016 to take action under PDUFA, after giving effect to a 90 day extension. The FDA has also publicly announced a planned advisory committee meeting date of April 7, 2016. We are also currently in the regulatory review process with the EMA.

We have incurred and expect to incur additional costs associated with operating as a public company and further plan on expanding our operations in the United States, Europe and in other countries such as Canada and Australia. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As part of our longer-term strategy, we also anticipate incurring significant expenses in connection with our planned increase in our product development, scientific, commercial and administrative personnel and expansion of our facilities and infrastructure in the United States and abroad.

As of December 31, 2015, we had $628.1 million in cash, cash equivalents and investment securities. Our adjusted operating expenses for the year ending December 31, 2015 was below our previously provided guidance of $240 million, driven primarily by the timing of hiring of personnel, certain clinical trial and related expenses, market and medical research expenses and manufacturing related purchases for OCA. We currently project adjusted operating expenses in the range of $360 million to $400 million in the fiscal year ending December 31, 2016, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued clinical development program for OCA in PBC, NASH and PSC, increased OCA manufacturing activities, the continued development of INT-767 and other preclinical pipeline programs, as well as pre-commercialization activities commercial activities. We believe that the build out of our U.S. commercial infrastructure is mostly complete with the recent hiring of the U.S. territory business managers and other field personnel in October 2015. We also significantly expanded our commercial and other infrastructure internationally in 2015, and plan on making additional investments over 2016 should key regulatory milestones be achieved on a timely basis. Our adjusted operating expense estimate for 2016 is higher than our adjusted operating expenses for 2015 reflecting the increase in headcount that occurred in the latter part of 2015 and the anticipated increases in commercialization and research and development expenses.

Adjusted operating expense is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. See “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies and our rapid growth and expansion, we currently cannot accurately and precisely predict the duration beyond 2016 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue and expand our clinical development programs for OCA in PBC, NASH and PSC, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, our ongoing AESOP trial for OCA in PSC, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC;
•	advance the continued development of INT-767, including the completion of a recently initiated Phase 1 clinical trial, and our preclinical compounds, but not completing the clinical or preclinical development needed, as the case may be, for INT-767 or our preclinical compounds;

•	increase OCA manufacturing activities, including investing in supply chain and product development, preparing for our PBC commercial launch and planning for the continuation of our clinical program in NASH, but not manufacture the supply needed for any potential commercial launch of OCA in NASH;
•	prepare for and, if we obtain marketing approval on a timely basis, initiate the commercial launch of OCA in PBC in both the United States and certain European countries, but not commercially launch OCA in PBC in other countries across the world; and
•	expand, if necessary, our clinical, regulatory, medical affairs and commercial infrastructure through the time we initiate such planned commercial launch of OCA in PBC in both the United States and certain European countries, but not expand such infrastructure as may be required in the longer term.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete the research and development and commercialization of our products under development.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the willingness of the FDA and EMA to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC, as well as our other clinical and preclinical studies and other work, as the basis for review and marketing approval of OCA for PBC;
•	the progress, costs, results of and timing of our COBALT confirmatory clinical outcomes trial of OCA for the treatment of PBC, the completion of which we expect will not be a condition to the receipt of marketing approval in the United States or the European Union;
•	the progress, costs, results of and timing of the Phase 3 program and other supporting trials and studies necessary to support anticipated filings for marketing approval in NASH, including the sufficiency of the REGENERATE trial to be accepted as the sole pivotal trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA for the treatment of NASH;
•	the progress, costs, results of and timing of clinical development of OCA for other indications, including our Phase 2 AESOP trial of OCA in PSC and our Phase 2 CARE trial of OCA in biliary atresia;
•	the significant expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including INT-767 which is in a Phase 1 clinical trial, and our product candidates in preclinical development such as INT-777;
•	the ability of our product candidates to progress through preclinical and clinical development successfully and in a timely manner;
•	the expansion of our research and development activities;
•	the costs and timing of commercialization activities, including product sales, marketing and distribution, for any of our product candidates that receive marketing approval;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our product candidates;
•	market acceptance of our product candidates, which may be affected by the reimbursement that our products receive from payors;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire and retain additional management, scientific and medical, commercial and other qualified personnel and the substantial cost of retaining such additional personnel;
•	the effect of competing technological and market developments;
•	our need to implement and maintain internal systems, software and infrastructure, including those to assist in our financial and reporting, clinical development and commercialization efforts and to support our personnel and operations as our business evolves; and
•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

We have no committed external sources of funding. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$21,329	$3,453	$6,851	$4,443	$6,582
Purchase obligations	20,576	15,143	1,345	1,345	2,743
Total	$41,905	$18,596	$8,196	$5,788	$9,325

We lease general and administrative office space in New York, New York, San Diego, California and Kings Cross, United Kingdom, pursuant to operating leases that expire in 2024, 2019 and 2024, respectively. In October 2013, we entered into a lease agreement in New York City for our corporate headquarters, providing 11,124 square feet of space. We leased an additional 9,502 square feet in December 2014. The lease for our New York City office will expire in July 2024.

In May 2014, we entered into a lease agreement with The Irvine Company LLC for approximately 47,000 square feet in San Diego for office space. The lease ends in September 2019; however, we have an option to further extend the lease for an additional five year term at market rates prevailing at such time.

In February 2015, we entered into an underlease with Merck Sharp & Dohme Limited for our new office in the King’s Cross area of London, United Kingdom. The lease provides us with approximately 6,000 rentable square feet in London for office space. The lease term is anticipated to end in June 2019.

On January 22, 2016, Intercept Pharma Europe Ltd., or IPEL, our wholly owned subsidiary, entered into an underlease with Performing Right Society, Ltd. for additional office space in the King’s Cross area of London, United Kingdom. We are the guarantor to the underlease. The underlease provides IPEL with an additional 8,549 square feet of space. The lease term is anticipated to end on May 31, 2024. The annual rent is approximately £0.7 million (or approximately US$1.0 million), payable quarterly. IPEL is also required to pay VAT on the rent. IPEL will be responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by them. As security for the underlease, IPEL has provided the landlord a rent deposit in an amount equal to 12 months’ rent, plus applicable VAT. The underlease is subject to an “upwards only” open market rent review of the current market rent with review to take place on June 4, 2019.

On February 23, 2016, we entered into a sublease with Restoration Hardware, Inc. for additional office space in New York City. The sublease provides us with an additional 10,785 square feet of office space. The lease term is anticipated to end on July 31, 2021. The annual rent is approximately $1.0 million payable monthly. We are also responsible for our proportionate share of increases in operating expenses beginning January 2017 as well as our proportionate share of increases in real estate taxes over the average of the 2015/2016 and 2016/2017 fiscal years. As security for the sublease, we must deliver a letter of credit in the amount of approximately $0.3 million in favor of the sublandlord within forty-five (45) days of execution of the sublease. While the letter of credit is pending, we provided the sublandlord with a temporary security deposit of $75,000 in cash which will be returned to us upon delivery of the letter of credit to the sublandlord.

We are a party to license and research and development agreements with universities and other third parties, as well as patent assignment agreements, under which we have obtained rights to patents, patent applications and know-how. We enter into contracts in the normal course of business with contract research organizations, or CROs, for clinical trials, clinical and commercial supply manufacturing, with vendors for preclinical research studies and for other services and products for operating purposes. Our agreements generally provide for termination within 90 days of notice. Such agreements are cancelable contracts and not included in the table of contractual obligations and commitments. We have included as purchase obligations our commitments under agreements to the extent they are quantifiable and are not cancelable.

Under our agreement with Sumitomo Dainippon, we are required to use our commercially reasonable efforts to develop OCA outside of the territories in which Sumitomo Dainippon has a license under the agreement. As these amounts are not quantifiable, they are not included in the table above.

Income Taxes

No income tax expense or benefit was recognized in the accompanying consolidated financial statements. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Net Operating Losses

As of December 31, 2015 and 2014, we had net operating loss carryforwards, or NOLs, for federal income tax purposes of $454.4 million and $221.2 million, respectively, which expire between 2024 and 2035. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Internal Revenue Code, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have evaluated whether one or more ownership changes as defined under Section 382 of the Internal Revenue Code have occurred since our inception and have determined that there have been at least two such changes. Although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to utilize these NOLs may be limited due to future ownership changes or for other reasons. Additionally, tax laws limit the time during which NOLs and certain other tax attributes may be utilized against future taxes. As a result, we may not be able to take full advantage of our carryforwards for federal, state, and foreign tax purposes.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Securities and Exchange Commission rules.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2015-14 Revenue from Contracts with Customers (Topic 606) — Deferral of Effective Date. The FASB decided to defer the effective date of the guidance in Update 2014-09 by one year for public business entities. The core principle of the guidance is that an entity should recognized revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanges for those goods or services. Public business entities will apply this guidance to annual reporting periods beginning after December 15, 2017. We are evaluating the implications of this update.

In November 2015, the FASB issued Accounting Standards update No. 2015-17 Income Taxes (Topic 740) to simplify the presentation of deferred income taxes. The update requires that deferred tax liabilities and assets and associated valuation allowance be classified as noncurrent in a classified statement of financial position. This update is effective for the financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption is not expected to have an impact on our consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 Financials Instruments —  Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities. The objective in the update was to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the implications of this update.

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

Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, RSUs and warrants to purchase common stock. Potentially dilutive common stock equivalents totaled approximately 1,541,164 shares, 1,495,254 shares and 2,511,287 shares for the years ended December 31, 2015, 2014 and 2013, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investment securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investment securities. If a 10% change in interest rates were to have occurred on December 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2015, 2014 or 2013.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015 based on those criteria.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control, that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 23, 2016, we entered into a sublease with Restoration Hardware, Inc. for additional office space in New York City. The sublease provides us with an additional 10,785 square feet of office space. The lease term is anticipated to end on July 31, 2021. The annual rent is approximately $1.0 million payable monthly. We are also responsible for our proportionate share of increases in operating expenses beginning January 2017 as well as our proportionate share of increases in real estate taxes over the average of the 2015/2016 and 2016/2017 fiscal years. As security for the sublease, we must deliver a letter of credit in the amount of approximately $0.3 million in favor of the sublandlord within forty-five (45) days of execution of the sublease. While the letter of credit is pending, we provided the sublandlord with a temporary security deposit of $75,000 in cash which will be returned to us upon delivery of the letter of credit to the sublandlord.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: February 29, 2016	By: /s/ Mark Pruzanski, M.D. Mark Pruzanski President and Chief Executive Officer (Principal Executive Officer)
Date: February 29, 2016	By: /s/ Barbara Duncan Barbara Duncan Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ Mark Pruzanski Mark Pruzanski	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
/s/ Barbara Duncan Barbara Duncan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
/s/ Paolo Fundaro Paolo Fundaro	Chairman of the Board of Directors	February 29, 2016
/s/ Srinivas Akkaraju Srinivas Akkaraju	Director	February 29, 2016
/s/ Luca Benatti Luca Benatti	Director	February 29, 2016
/s/ Gino Santini Gino Santini	Director	February 29, 2016
/s/ Glenn Sblendorio Glenn Sblendorio	Director	February 29, 2016
/s/ Jonathan Silverstein Jonathan Silverstein	Director	February 29, 2016
/s/ Klaus Veitlinger Klaus Veitlinger	Director	February 29, 2016
/s/ Dan Welch Dan Welch	Director	February 29, 2016

INTERCEPT PHARMACEUTICALS, INC.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intercept Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercept Pharmaceuticals, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intercept Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of Intercept Pharmaceuticals, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intercept Pharmaceuticals, Inc.:

We have audited Intercept Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intercept Pharmaceuticals, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intercept Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 29, 2016

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$32,742	$20,023
Investment securities, available-for-sale	595,313	219,701
Prepaid expenses and other current assets	13,638	6,104
Total current assets	641,693	245,828
Fixed assets, net	10,047	5,852
Security deposits	4,018	2,469
Total assets	$655,758	$254,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$45,591	$13,459
Short-term portion of deferred revenue	1,782	1,782
Total current liabilities	47,373	15,241
Long-term liabilities:
Long-term portion of deferred revenue	6,236	8,017
Total liabilities	$53,609	$23,258
Stockholders’ equity:
Common stock 35,000,000 shares authorized; 24,391,430, and 21,415,243 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively; par value $0.001 per share	24	21
Additional paid-in capital	1,300,008	700,355
Accumulated other comprehensive loss, net	(2,253)	(284)
Accumulated deficit	(695,630)	(469,202)
Total stockholders’ equity	602,149	230,891
Total liabilities and stockholders’ equity	$655,758	$254,149

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Licensing revenue	$2,782	$1,742	$1,622
Costs and expenses:
Research and development	128,193	80,311	27,942
General and administrative	103,745	34,601	13,132
Total costs and expenses	231,938	114,912	41,073
Other income (expense):
Revaluation of warrants	—	(170,832)	(28,441)
Other income, net	2,727	776	100
	2,727	(170,056)	(28,341)
Net loss	$(226,429)	$(283,226)	$(67,792)
Net loss attributable to common stockholders	$(226,429)	$(283,226)	$(67,792)
Net loss per share, basic and diluted	$(9.56)	$(13.63)	$(3.76)
Weighted average shares outstanding, basic and diluted	23,694	20,784	18,029

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net loss	$(226,429)	$(283,226)	$(67,792)
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(1,628)	(369)	81
Reclassification for recognized gains on marketable investment securities during the period recognized in other income, net	3	25	—
Net unrealized gains (losses) on marketable investment securities	$(1,625)	$(344)	$81
Foreign currency translation adjustments	(347)	—	—
Comprehensive loss	$(228,401)	$(283,570)	$(67,711)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2015, 2014, and 2013
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance – December 31, 2012	16,527	$17	$184,100	$(118,183)	$(21)	$65,912
Stock-based compensation:
Directors and employees	—	—	6,818	—	—	6,818
Consultants	—	—	2,628	—	—	2,628
Issuance of common stock from public offering, net of underwriting fees and issuance costs	1,990	2	61,167	—	—	61,169
Warrants converted to common stock	235	—	8,696	—	—	8,696
Net proceeds from exercise of stock options	638	1	4,893	—	—	4,894
Other comprehensive income	—	—	—	—	81	81
Net loss	—	—	—	(67,792)		(67,792)
Balance – December 31, 2013	19,390	$19	$268,303	$(185,976)	$60	$82,406
Stock-based compensation:
Directors and employees	—	—	15,251	—	—	15,251
Consultants	—	—	4,876	—	—	4,876
Issuance of common stock from public offering, net of underwriting fees and issuance costs	600	1	183,475	—	—	183,476
Warrants converted to common stock	835	1	220,943	—	—	220,944
Net proceeds from exercise of stock options	591	1	7,507	—	—	7,508
Other comprehensive income	—	—	—	—	(344)	(344)
Net loss	—	—	—	(283,226)	—	(283,226)
Balance – December 31, 2014	21,415	$21	$700,355	$(469,202)	$(284)	$230,891
Stock-based compensation:
Directors and employees	—	—	29,409	—	—	29,409
Consultants	—	—	4,780	—	—	4,780
Issuance of common stock from public offering, net of underwriting fees and issuance costs	2,481	2	558,753	—	—	558,755
Warrants converted to common stock	—	—	—	—	—	—
Net proceeds from exercise of stock options	495	1	6,712	—	—	6,713
Other comprehensive income	—	—	—	—	(1,970)	(1,970)
Net loss	—	—	—	(226,429)	—	(226,429)
Balance – December 31, 2015	24,391	$24	$1,300,008	$(695,630)	$(2,253)	$602,149

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(226,429)	$(283,226)	$(67,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants	—	170,832	28,441
Share-based compensation	34,189	20,127	9,446
Amortization of investment premium	6,302	3,366	1,615
Depreciation	1,691	443	106
Loss on the disposal of property and equipment	—	20	—
Changes in:
Prepaid expenses, other current assets and security deposits	(9,091)	(4,759)	(1,714)
Accounts payable, accrued expenses and other current liabilities	32,218	6,200	3,514
Deferred revenue	(1,782)	(741)	(1,622)
Net cash used in operating activities	(162,902)	(87,738)	(28,006)
Cash flows from investing activities:
Purchases of investment securities	(640,709)	(204,344)	(125,825)
Sales of investment securities	257,172	112,402	57,241
Purchases of equipment, leasehold improvements, and furniture and fixtures	(5,935)	(4,643)	(1,629)
Net cash used in investing activities	(389,472)	(96,585)	(70,214)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	558,756	183,475	61,169
Proceeds from exercise of options	6,713	7,508	4,894
Proceeds from exercise of warrants	—	—	8
Net cash provided by financing activities	565,469	190,983	66,072
Effect of exchange rate changes	(376)	—	—
Net increase (decrease) in cash and cash equivalents	12,719	6,660	(32,148)
Cash and cash equivalents – beginning of period	20,023	13,363	45,512
Cash and cash equivalents – end of period	$32,742	$20,023	$13,363
Supplemental disclosures of non-cash activities:
Issuance of common stock for cashless warrant exchange	$—	$220,944	$8,696
Cash paid during the year for interest	$—	$—	$—

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview of Business

Intercept Pharmaceuticals, Inc. (“Intercept” or the “Company”), is a clinical stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat non-viral, progressive liver diseases. The Company’s product candidates have the potential to treat orphan and more prevalent liver diseases for which there currently are limited therapeutic solutions. Intercept was incorporated in Delaware in September 2002.

The Company has its principal executive offices in New York, New York.

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

3. Summary of Significant Accounting Policies

A. Principles of Consolidation

The consolidated financial statements include the accounts of Intercept and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

B. Cash and Cash Equivalents

The Company considers all highly liquid securities with a maturity of three months or less at acquisition to be cash equivalents.

C. Investment Securities, Available for Sale

Investment securities are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported in other comprehensive income (loss). The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are also included in other income, net. The cost of securities sold is based on the specific identification method. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments.

D. Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities are carried at cost which management believes approximates fair value because of the short term maturity of these instruments.

E. Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including failing to secure additional funding, uncertainties related to commercialization of products, and regulatory approval.

F. Concentration of Credit Risk

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

G. Fixed Assets

Fixed assets are stated at cost, and depreciated over the estimated useful life of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the life of the lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

H. Impairment of Long-Lived Assets

Long-lived assets consist of fixed assets. The Company evaluates long-lived assets for impairment when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

I. Revenue Recognition

All of the Company’s revenue during the periods covered by these financial statements has been derived from its research and development and licensing collaborations. These agreements include non-refundable up-front fees and the potential for research, development, regulatory and commercial milestone fees, as well as royalties on sales of licensed products, if and when such product sales occur. As of December 31, 2015, the Company has received up-front fees from its collaborations as well as development milestone payments.

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

J. Research and Development Expenses

Research and development costs that do not have alternative future use are charged to expense as incurred. This includes the cost of conducting clinical trials, compensation and related overhead for employees and consultants involved in research and development and the cost of the Company’s manufacturing activities to supply ongoing and future clinical trials and preclinical studies as well as preparations for commercialization of obeticholic acid or OCA.

K. Stock-based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of the grant. Restricted stock units and restricted stock awards are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award. Generally stock options fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation for consultants on a mark — to-market basis which is updated on a quarterly basis.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

L. Warrants to Purchase Common Stock

In conjunction with various financing transactions, the Company issued warrants to purchase the Company’s common stock. Certain of the warrants included a so-called “down round” provision that provided for a reduction in the warrant exercise price if there were subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices and certain warrants contained a provision that required the underlying shares to be registered upon an initial public offering (IPO). These warrants were deemed to be derivative instruments and as such, were recorded as a liability and were marked-to-market at each reporting period using the Black-Scholes option pricing model. The Company estimated the fair values of the warrants at each reporting period using a Black-Scholes option-pricing. Management concluded, under the Company’s facts and circumstances, that the estimated fair values of the warrants using the Black-Scholes option-pricing model approximates, in all material respects, the values determined using a binomial valuation model. The estimates in the Black-Scholes option-pricing model and the binomial valuation model are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants. Changes in the fair value of the common stock warrant liability from the prior period were recorded as a component of other income and expense.

M. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options, restricted stock units (RSUs) and warrants using the treasury stock method.

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

The Company determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred assets at that time. At December 31, 2015 and 2014, the Company maintained a full valuation allowance on its deferred tax assets.

At any one time the Company’s tax returns for numerous tax years are subject to examination by U.S. federal and state and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not to be sustained. At December 31, 2015 and 2014, the Company had no reserves for unrecognized tax benefits.

O. Segments

The Company operates in one segment. The Company is a biopharmaceutical company focused on discovering, developing and commercializing treatments for non-viral, progressive liver diseases.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

P. Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2015-14 Revenue from Contracts with Customers (Topic 606) — Deferral of Effective Date. The FASB decided to defer the effective date of the guidance in Update 2014-09 by one year for public business entities. The core principle of the guidance is that an entity should recognized revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanges for those goods or services. Public business entities will apply this guidance to annual reporting periods beginning after December 15, 2017. Intercept is evaluating the implications of this update.

In November 2015, the FASB issued Accounting Standards update No. 2015-17 Income Taxes (Topic 740) to simplify the presentation of deferred income taxes. The update required that deferred tax liabilities and assets and associated valuation allowance be classified as noncurrent in a classified statement of financial position. This update is effective for the financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption is not expected to have an impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 Financials Instruments —  Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities. The objective in the update was to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Intercept is evaluating the implications of this update.

4. Significant Agreements

Sumitomo Dainippon Pharma Co., Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon to research, develop and commercialize obeticholic acid (OCA) as a therapeutic for the treatment of primary biliary cirrhosis (PBC) and nonalcoholic steatohepatitis (NASH) in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments of up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval for OCA for NASH in Japan, $10.0 million for receiving marketing approval for OCA for NASH in China, and up to $5.0 million for receiving marketing approval for OCA for PBC in the United States. As of December 31, 2015, the Company had achieved $1.0 million of the development milestones under its collaboration agreement with Sumitomo Dainippon. The sales milestones are based on aggregate sales amounts of OCA in the Sumitomo Dainippon territory and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. The Company has determined that each potential future development, regulatory and sales milestone is substantive. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon has the option to add several other Asian countries to its territory to pursue OCA for additional indications. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories. Sumitomo Dainippon is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the Sumitomo Dainippon territory.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Significant Agreements  – (continued)

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and payments made in respect of the Korea option are being recognized ratably over this period. During the years ended December 31, 2015 and 2014, the Company recorded revenue of approximately $2.8 million and $1.7 million, respectively, in “Licensing Revenue” in its Condensed Consolidated Statement of Operations for the Company’s efforts under the agreement. For the year ended December 31, 2015, $1.8 million resulted from the amortization of the up-front payments under the collaboration agreement and $1.0 million resulted from the development milestone achieved in the period. All of the revenue recognized in the year ended December 31, 2014 related to the amortization of the up-front payments under the collaboration agreement.

5. Cash, Cash Equivalents, and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$32,742	$—	$—	$32,742
Investment securities:
Commercial paper	1,993	—	(3)	1,990
Corporate debt securities	529,368	2	(1,720)	527,650
U.S. government and agency securities	65,854	1	(182)	65,673
Total investments	597,215	3	(1,905)	595,313
Total cash, cash equivalents and investments	$629,957	$3	$(1,905)	$628,055

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$20,023	$—	$—	$20,023
Investment securities:
Commercial paper	7,995	—	(1)	7,994
Corporate debt securities	203,988	19	(282)	203,725
U.S. government and agency securities	7,998	—	(16)	7,982
Total investments	219,981	19	(299)	219,701
Total cash, cash equivalents and investments	$240,004	$19	$(299)	$239,724

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Cash, Cash Equivalents, and Investments  – (continued)

As of December 31, 2015, there were no marketable securities in a continuous unrealized loss position for more than twelve months.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments aggregated by investment category and length of time that individual securities have been in the position:

	As of December 31, 2015
	Less than 12 months		12 Months or greater		Total
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$316,036	$(551)	$201,676	$(1,169)	$517,712	$(1,720)
U.S. government and agency securities	15,793	(30)	44,879	(152)	60,672	(182)
Commercial paper	1,990	(3)	—	—	1,990	(3)
Total	$333,819	$(584)	$246,555	$(1,321)	$580,374	$(1,905)

	As of December 31, 2014
	Less than 12 months		12 Months or greater		Total
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$86,221	$(63)	$81,561	$(219)	$167,782	$(282)
Commercial paper	4,994	(1)	—	—	4,994	(1)
U.S. government and agency securities	—	—	4,481	(16)	4,481	(16)
Total	$91,215	$(64)	$86,042	$(235)	$177,257	$(299)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Prepaid expenses and other receivables	$9,947	$3,547
Interest receivable	3,304	1,455
Contract receivable	47	1,091
Refundable tax credits	340	11
Prepaid expenses and other current assets	$13,638	$6,104

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives (Years)	December 31,
		2015	2014
		(in thousands)
Office equipment and software	3	$2,188	$799
Leasehold improvements	Over life of lease	6,818	3,322
Furniture and fixtures	7	3,402	2,410
Subtotal		12,408	6,531
Less: accumulated depreciation and amortization		(2,361)	(679)
Fixed assets, net		$10,047	$5,852

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was approximately $1.7 million, $443,000 and $106,000, respectively.

8. Accounts Payable, Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Accounts payable	$4,170	$3,129
Accrued employee compensation	11,414	3,985
Accrued contracted services and other	30,007	6,345
Accounts payable, accrued expenses and other liabilities	$45,591	$13,459

9. Warrants to Purchase Common Stock

The Company’s activity related to warrants to purchase shares of common stock of the Company is noted in the table below.

	Warrants to Purchase Common Stock	Weighted Average Exercise Price
Warrants issued and outstanding as of December 31, 2013	865,381	$10.40
Warrants exercised in 2014	(865,381)
Warrants expired in 2014	—
Warrants issued and outstanding as of December 31, 2014	—	$—

The warrants that required the underlying shares to be registered upon an IPO met the criteria to be a derivative instrument upon the closing of the IPO in October 2012. The fair values of the warrants are reflected in the accompanying balance sheets and were determined using the Black-Scholes option-pricing model.

On April 10, 2014, all the Company’s remaining warrants to purchase a total of 865,381 shares of its common stock were exercised on a cashless basis into 834,758 shares of the Company’s common stock and as such no further revaluations are required.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

	Total	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2015
Assets:
Money market funds	$4,826	$4,826	$—	$—
Available for sale securities:				—
Commercial paper	1,990	—	1,990	—
Corporate debt securities	527,650	—	527,650	—
U.S. government and agency securities	65,673	—	65,673	—
Total financial assets:	$600,139	$4,826	$595,313	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Fair Value Measurements  – (continued)

	Total	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2014
Assets:
Money market funds	$21,284	$21,284	$—	$—
Available for sale securities:
Commercial paper	7,994	—	7,994	—
Corporate debt securities	203,725	—	203,725	—
U.S. government and agency securities	7,982	—	7,982	—
Total financial assets:	$240,985	$21,284	$219,701	$—

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities, U.S. government and agency securities, and municipal securities) as of December 31, 2015 and 2014, respectively, by contractual maturity, are as follows:

	Fair Value as of December 31,
	2015	2014
	(in thousands)
Due in one year or less	$343,758	$130,159
Due after one year through 2 years	251,555	89,542
Total investments in debt securities	$595,313	$219,701

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

11. Stockholders’ Equity and Preferred Stock

Common Stock

As of December 31, 2015 and 2014, the Company had 35,000,000 authorized shares of common stock, $0.001 par value per share.

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

In April 2014, the Company completed a public offering of 1,000,000 shares of its common stock, of which 600,000 shares were sold by the Company and 400,000 shares were sold by certain selling stockholders, at a public offering price of $320.00 per share. The shares were registered pursuant to a registration statement on Form S-3. After underwriting discounts and commissions and offering expenses, the

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity and Preferred Stock  – (continued)

Company received net proceeds from the offering of approximately $183.5 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

In February 2015, the Company completed a public offering of 1,150,000 shares of its common stock at a public offering price of $176.00 per share. The shares were registered pursuant to a registration statement on Form S-3. After underwriting discounts and commissions and estimated offering expenses, the Company received net proceeds of approximately $191.7 million.

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

Preferred Stock

As of December 31, 2015 and 2014, the Company had 5,000,000 authorized shares of preferred stock, $0.001 par value per share, of which none are issued.

12. Stock Compensation

The 2012 Equity Incentive Plan (2012 Plan) became effective upon the pricing of the IPO in October 2012. At the same time, the 2003 Stock Incentive Plan (2003 Plan) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

The estimated fair value of the options that have been granted under the 2003 and 2012 Plans is determined utilizing the Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs and RSAs that have been granted under the 2012 Plan is determined utilizing the closing stock price on the date of grant. There were 1,223,693 and 745,275 shares available for grant remaining under the 2012 Plan at December 31, 2015 and 2014, respectively. On January 1, 2016, 2015 and 2014 the numbers of shares reserved for issuance under the 2012 Plan was increased by 976,101, 856,609 and 775,584 shares, respectively, as a result of the automatic increase in shares reserved pursuant to the terms thereof.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Compensation  – (continued)

Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 includes compensation expense for employee, director and consultant stock option grants and restricted stock grants as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Stock options expense:
Employees and directors	$21,356	$12,148	$5,173
Consultants	2,592	3,700	2,275
	23,948	15,848	7,448
Restricted stock expense:
Employees and directors	8,052	3,102	1,646
Consultants	2,189	1,177	352
	10,241	4,279	1,998
Total	$34,189	$20,127	$9,446

Stock Options

The Company estimated the fair value of stock options granted in the periods presented using a Black-Scholes option-pricing model utilizing the following assumptions:

Years Ended December 31,
	2015	2014	2013
Volatility	61 – 90%	70 – 150%	95 – 115%
Expected term (in years)	5.1 – 7.0	4.0 – 7.0	5.3 – 6.1
Risk-free rate	0.2 – 2.2%	1.3 – 2.7%	0.9 – 3.0%
Expected dividend yield	—%	—%	—%

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

For the years ended December 31, 2015, 2014 and 2013, the Company granted to its employees and directors a total of 284,039, 452,424 and 584,550 stock options, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company granted to its consultants a total of 7,298, 3,232 and 23,250 stock options, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Compensation  – (continued)

The Company’s combined outstanding employee and non-employee option activity for the period from December 31, 2014 through December 31, 2015 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	1,436,055	$75.81	7.7	$141,506
Granted	291,337	$180.98	9.7	$—
Exercised	(308,627)	$21.65	—	$64,663
Cancelled/forfeited	(69,501)	$120.28	—	$2,020
Expired	(1,264)	$246.10	—	$—
Outstanding at December 31, 2015	1,348,000	$108.49	7.3	$91,402
Expected to vest	1,327,290	$107.40	7.3	$91,127
Exercisable	670,533	$53.38	5.83	$74,219

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those shares that had exercise prices lower than the deemed fair value of the Company’s common stock. As of December 31, 2015, the total compensation cost related to non-vested awards not yet recognized is approximately $57.7 million with a weighted average remaining vesting period of 2.73 years. The weighted-average grant date fair value of options granted during the year ended December 2015 is $109.50

The following table summarizes additional information about stock options outstanding:

December 31, 2015
Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Remaining Life	Aggregate Intrinsic Value (in thousands)
$8.00 – $25.00	370,221	5.1	$50,846	367,309	5.1	$50,471
$25.01 – $75.00	365,443	6.7	40,536	208,932	6.1	23,743
$75.01 – $175.00	343,594	9.4	20	33,440	9	5
$175.01 – $275.00	167,482	8.8	—	18,845	7.7	—
$275.01 – $375.00	85,960	8.3	—	34,994	8.1	—
$375.01 – $500.00	15,300	8.2	—	7,013	8.2	—
	1,348,000		$91,402	670,533		$74,219

In April 2014, the Company issued 57,063 performance-based options to certain employees to purchase common stock that will vest upon the achievement of certain regulatory milestones related to OCA at future dates. In November 2014, the Company issued an additional 10,839 performance-based options that will vest upon the achievement of the same regulatory milestones noted above. As of both December 31, 2015 and 2014, the achievement of the milestones was not deemed to be probable and no stock-based compensation expense was recognized for these performance-based options.

The total intrinsic value of options exercised in 2015 was approximately $64.7 million. The total fair value of shares that vested in 2015 was $24.6 million.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Compensation  – (continued)

Restricted Stock Units and Awards

The following table summarizes the aggregate activities in relation to RSU and RSA activity for the years ended December 31, 2014 and 2015

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested Shares at December 31, 2014	119,348	$131.03	$18,618
Granted	153,971	$194.43	$22,996
Exercised	(68,870)	$104.33	$(10,286)
Cancelled/forfeited	(11,285)	$218.11	$(1,685)
Non-vested Shares at December 31, 2015	193,164	$183.19	$28,849

As of December 31, 2015, there was $29.4 million of unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted average of 3.09 years.

The following table summarizes additional information about non-vested RSUs and RSAs outstanding:

	Number of Shares	Price	Intrinsic Value (in thousands)
Employees and directors	186,847	$149.35	$27,906
Consultants	6,317	$149.35	943
Outstanding at December 31, 2015	193,164		$28,849

13. Income Taxes

The components of loss before income taxes for the years ended December 31, 2015, 2014 and 2013 includes the following:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$(116,349)	$(283,226)	$(67,792)
Foreign	(110,080)	—	—
	$(226,429)	$(283,226)	$(67,792)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Computed “expected” tax benefit	$(76,986)	$(96,297)	$(23,049)
State income taxes, net of federal tax effect	—	—	—
Change in the valuation allowance	40,973	36,052	13,354
Stock-based compensation	(3,230)	342	(172)
Officer compensation	(1,778)	1,784	175
Foreign tax rate differences	37,427	—	—
Intercompany license of intellectual property	3,400	—	—
Mark to market warrant income	—	58,083	9,673
Other	194	36	19
	$—	$—	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes  – (continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2015 and 2014 are presented below:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss and other carryforwards	$127,364	$92,582
Stock compensation	9,929	5,321
Deferred revenue	2,846	4,316
Accrued compensation	3,058	1,744
Accrued expense	1,447	566
Intellectual property	1,775	—
Other	802	154
Total deferred tax assets	147,221	104,683
Less valuation allowance	(147,221)	(104,683)
Deferred tax assets	—	—
Deferred tax liabilities	—	—
Net deferred tax asset (liability)	$—	$—

Net Operating Losses

As of December 31, 2015 and 2014, the Company had net operating loss carryforwards, or NOLs, for federal income tax purposes of $454.4 million and $221.2 million, respectively, which expire between 2024 and 2035. The Company also has certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

The U.S. federal NOLs of $454.4 million and $221.2 million include approximately $151.0 million and $12.3 million, respectively, of excess tax benefits related to stock-based payments that are not recognized as a deferred tax asset. The benefit of these deductions will be recognized through additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The Company’s ability to utilize its NOLs may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Internal Revenue Code, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company has evaluated whether one or more ownership changes as defined under Section 382 of the Internal Revenue Code have occurred since its inception and have determined that there have been at least two such changes. Although the Company believes that these ownership changes have not resulted in material limitations on its ability to use these NOLs, its ability to utilize these NOLs may be limited due to future ownership changes or for other reasons. Additionally, tax laws limit the time during which NOLs and certain other tax attributes may be utilized against future taxes. As a result, the Company may not be able to take full advantage of its carryforwards for federal, state, and foreign tax purposes.

Valuation Allowance

At December 31, 2015 and 2014, the Company maintained a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception. In 2015, the valuation allowance for deferred tax assets increased by approximately $42.5 million. This includes an increase of $41.0 million and $22.5 million for U.S. federal

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes  – (continued)

and foreign tax, respectively, partially offset by a decrease of $21.0 million for state tax. The state tax decrease related primarily to reducing state NOLs to their net realizable value.

Unrecognized Tax Benefits

At December 31, 2015 and 2014, the Company had no reserves for unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. Of the major jurisdictions, the Company is subject to examination in: the United States for U.S. federal purposes for 2012 and forward and for state purposes for 2011 and forward. However, NOLs are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.

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

In May 2014, the Company entered into a lease agreement with The Irvine Company LLC for approximately 47,000 square feet in San Diego for office space. The lease term commenced in September 2014 and is scheduled to end in September 2019; however, the Company has an option to further extend the lease for an additional five year term at market rates prevailing at such time. The rent for the first year will be approximately $875,000 without giving effect to rent abatements and the rent will gradually increase every 12 months during the lease term. During the first nine months, the Company received a partial rent abatement from the landlord. The landlord provided the Company with an allowance of approximately $2.4 million for improvements to the office space. Pursuant to the terms of the San Diego lease, the Company provided the landlord with a letter of credit for $874,000, which will decrease at certain times during the term of the lease.

In February 2015, the Company entered into an underlease with Merck Sharp & Dohme Limited for an office in the King’s Cross area of London, United Kingdom. The lease provides the Company with approximately 6,000 rentable square feet in London for office space. The lease term is anticipated to end in June 2019. The annual rent is £470,608, payable quarterly. The Company is also required to pay value added tax (VAT) on the rent. The Company will be responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by it. As security for the underlease, the Company has provided the landlord with a rent deposit in the amount of £705,912, plus applicable VAT. The amount of the deposit may be reduced to £470,608 within 30 days after April 30, 2016 if there are no outstanding payments due and there are no material breaches of the underlease that have not been unremedied in respect of which a drawdown notice has been served and has expired.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments  – (continued)

On January 22, 2016, Intercept Pharma Europe Ltd. (IPEL), a wholly owned subsidiary of the Company, entered into an underlease with Performing Right Society, Ltd., for additional office space in the Kings Cross area of London, United Kingdom. The Company is the guarantor to the underlease. The underlease provides IPEL with an additional 8,549 square feet of space. The lease term is anticipated to end on May 31, 2024. The annual rent is approximately £726,665 (or approximately $1.0 million), payable quarterly. IPEL is also required to pay VAT on the rent. IPEL will be responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by them. As security for the underlease, IPEL has provided the landlord a rent deposit in an amount equal to 12 months’ rent, plus applicable VAT. The underlease is subject to an “upwards only” open market rent review of the market rent with review to take place on June 4, 2019.

On February 23, 2016, the Company entered into a sublease with Restoration Hardware, Inc. for additional office space in New York City. The sublease provides the Company with an additional 10,785 square feet of office space. The lease term is anticipated to end on July 31, 2021. The annual rent is approximately $1.0 million payable monthly. The Company is also responsible for its proportionate share of increases in operating expenses beginning January 2017 as well as its proportionate share of increases in real estate taxes over the average of the 2015/2016 and 2016/2017 fiscal years. As security for the sublease, the Company must deliver a letter of credit in the amount of approximately $0.3 million in favor of the sublandlord within forty-five (45) days of execution of the sublease. While the letter of credit is pending, the Company provided the sublandlord with a temporary security deposit of $75,000 in cash which will be returned to the Company upon delivery of the letter of credit to the sublandlord.

Rent expense under operating leases for facilities for the years ended December 31, 2015, 2014 and 2013 was approximately $3.8 million, $1.7 million and $624,000, respectively. As of December 31, 2015, minimum operating lease payments under non-cancelable leases, as amended, are as follows:

Year Ending December 31,	Amount
(in thousands)
2016	$3,454
2017	3,383
2018	3,468
2019	2,677
2020	1,766
Thereafter	6,582
Total future minimum operating lease payments	$21,330

15. Related Party Transactions

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except share and share amounts)
Historical Net loss per share
Numerator:
Net loss attributable to common stockholders	$(226,429)	$(283,226)	$(67,792)
Denominator:
Weighted average shares outstanding, basic and diluted	23,694,244	20,784,438	18,028,731
Net loss per share, basic and diluted	$(9.56)	$(13.63)	$(3.76)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2015, 2014 and 2013, as they would have been anti-dilutive:

	December 31,
	2015	2014	2013
	(in thousands)
Options	1,348	1,436	1,525
Restricted stock units	193	119	121
Warrants to purchase common stock	—	—	865
Total	1,541	1,555	2,511

17. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the years ended December 31, 2015 and 2014;

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except for per share amounts)
2015
Licensing revenue	$1,445	$445	$445	$447	$2,782
Total costs and expenses	41,103	49,268	52,229	89,338	231,938
Net loss	(39,386)	(47,894)	(50,896)	(88,253)	(226,429)
Net loss per common share – basic and diluted	$(1.78)	$(1.99)	$(2.10)	$(3.62)
2014
Licensing revenue	$405	$445	$445	$445	$1,742
Total costs and expenses	19,944	22,874	36,517	35,577	114,912
Net income (loss)	(246,029)	33,470	(35,843)	(34,824)	(283,226)
Net income (loss) per common share:
Basic	$(12.61)	$1.60	$(1.69)	$(1.63)
Diluted	$(12.61)	$1.51	$(1.69)	$(1.63)

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The lawsuits allege that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from January 9, 2014 to January 10, 2014, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to the Company’s January 9, 2014 announcement that the FLINT trial had been stopped early based on a predefined interim efficacy analysis. Specifically, the lawsuits claim that the January 9, 2014 announcement was misleading because it did not contain information regarding certain lipid abnormalities seen in the FLINT trial in OCA-treated patients compared to placebo.

On April 22, 2014, two individuals each moved to consolidate the cases and a lead plaintiff was subsequently appointed by the Court. On June 27, 2014, the lead plaintiff filed an amended complaint on behalf of the putative class as contemplated by the order of the Court. On August 14, 2014, the defendants filed a motion to dismiss the complaint. Oral arguments on the motion to dismiss were held on February 24, 2015. On March 4, 2015, the defendants’ motion to dismiss was denied by the Court. The defendants answered the amended complaint on April 13, 2015. On July 15, 2015, the plaintiff moved for class certification and appointment of class representatives and class counsel. On September 14, 2015, the defendants opposed the plaintiff’s class certification motion. The plaintiff filed its reply to the defendants’ opposition on October 14, 2015, to which the defendants filed a sur-reply on November 10, 2015. Oral arguments on the class certification motion were held on January 20, 2016. No decision has been made by the Court on the class certification motion. The parties are currently undergoing discovery in relation to this matter. Dispositive motions are due on September 16, 2016.

The lead plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees.

The Company believes that it has valid defenses to the claims in the lawsuit, has denied liability and intends to defend itself vigorously. There can be no assurance, however, that the Company will be successful. At this time, no assessment can be made as to the likely outcome of this action or whether the outcome will be material to the Company. Therefore, the Company has not accrued for any loss contingencies related to this lawsuit.

The Company may become subject to claims and assessments from time to time in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2015, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

19. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date and determined there have not been any other events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	10/16/12	001-35668
3.1.2	Amendment to Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	07/22/2014	001-35668
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	02/17/16	001-35668
4.1	Form of Common Stock Certificate of the Registrant		Form S-8 (Exhibit 4.3)	11/07/12	333-184810
4.2	Third Amended and Restated Stockholders Agreement by and among the Registrant, the holders of the Registrant’s convertible preferred stock, the Registrant’s founders and certain other investors, dated August 9, 2012		Form S-1 (Exhibit 4.2)	09/04/12	333-183706
Equity Compensation Plans
10.1.1	Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.1)	09/04/12	333-183706
10.1.2	Form of Nonstatutory Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.2)	09/04/12	333-183706
10.1.3	Form of Incentive Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.3)	09/04/12	333-183706
10.1.4	Amendment to Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.4)	09/04/12	333-183706
10.2.1	Form of 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.1)	09/27/12	333-183706
10.2.2	Form of Stock Option Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	09/27/12	333-183706
10.2.3	Form of Stock Option Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	09/27/12	333-183706
10.2.4	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.4)	09/27/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.2.5	Form of Restricted Stock Unit Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.5)	09/27/12	333-183706
10.2.6	Form of Restricted Stock Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.3)	05/09/14	001-35668
10.2.7	Form of Restricted Stock Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.4)	05/09/14	001-35668
10.3	Non-Employee Director Compensation Policy+		Form 8-K (Exhibit 10.1)	02/17/16	001-35668
Agreements with Executive Officers and Directors
10.4.1	Amended and Restated Employment Agreement by and between the Registrant and Mark Pruzanski, dated May 14, 2013+		Form 10-Q (Exhibit 10.5)	05/14/13	001-35668
10.4.2	Non-Competition and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated June 20, 2006+		Form S-1 (Exhibit 10.4.2)	09/04/12	333-183706
10.4.3	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated December 31, 2009+		Form S-1 (Exhibit 10.4.3)	09/04/12	333-183706
10.5.1	Amended and Restated Employment Agreement by and between the Registrant and Barbara Duncan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.12)	05/14/13	001-35668
10.5.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Barbara Duncan, effective as of May 16, 2009+		Form S-1 (Exhibit 10.5.2)	09/04/12	333-183706
10.6.1	Amended and Restated Employment Agreement by and between the Registrant and David Shapiro, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.11)	05/14/13	001-35668
10.6.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and David Shapiro, dated March 31, 2008+		Form S-1 (Exhibit 10.6.2)	09/04/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.7	Employment Agreement by and between the Registrant and Rachel McMinn, effective as of April 30, 2014+		Form 10-Q (Exhibit 10.2)	05/09/14	001-35668
10.8	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		Form S-1 (Exhibit 10.7)	09/04/12	333-183706
Lease Agreements
10.9	Lease Agreement between Jamestown 405 West 15th Street, L.P. and the Registrant, dated October 15, 2013		Form 8-K (Exhibit 10.1)	10/21/13	001-35668
10.10	Lease Agreement between The Irvine Company LLC and the Registrant, dated May 1, 2014		Form 8-K (Exhibit 10.1)	05/07/14	001-35668
10.11	Underlease between the Registrant and Merck Sharp & Dohme Limited, dated February 19, 2015		Form 8-K (Exhibit 10.1)	02/24/15	001-35668
10.12	Underlease between the Registrant, Intercept Pharma Europe, Ltd. and Performing Right Society, Ltd., dated January 22, 2016	X
10.13	Office Sublease between the Registrant and Restoration Hardware, Inc., dated February 23, 2016	X
Agreements with Respect to Collaborations, Licenses, Research and Development
10.14	License Agreement by and between the Registrant and Sumitomo Dainippon Pharma Co., Ltd., dated March 29, 2011*		Amendment No. 1 to Form S-1 (Exhibit 10.10)	09/27/12	333-183706
Other Exhibits
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP, independent registered public accounting firm	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
101	The following materials from Intercept Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.