Form 10-K/A
period 2015-12-31
INTERCEPT PHARMACEUTICALS INC
filed 2016-04-29
CIK 1270073

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

As of April 15, 2016, there were 24,595,270 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 originally filed on February 29, 2016, or the Original Filing, by Intercept Pharmaceuticals, Inc., a Delaware corporation. We are filing this Amendment to present the information required by Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

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

I

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Each of our directors are elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of nine members, all of whom were elected as directors at our 2015 Annual Meeting of Stockholders.

The following table sets forth certain biographical information about our directors, and the qualifications, experiences and skills considered in determining that each such person should serve as a director, as of April 29, 2016:

Name	Age	Position(s) with the Company
Paolo Fundaro	42	Chairman of the Board
Mark Pruzanski, M.D.	48	President, Chief Executive Officer and Director
Srinivas Akkaraju, M.D., Ph.D. (2) (4)	48	Director
Luca Benatti, Ph.D. (3) (4)	55	Director
Gino Santini (1) (2)	59	Director
Glenn Sblendorio (1)	60	Director
Jonathan T. Silverstein (1) (3)	49	Director
Klaus Veitinger, M.D., Ph.D. (2) (4)	54	Director
Daniel Welch (2) (3)	58	Director

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and governance committee
(4)	Member of our research and development committee

Paolo Fundaro has served as a member of our board of directors since 2006 and has acted as our chairman since October 2015. Mr. Fundaro has been Genextra’s chief financial officer since its inception in 2004. Before joining Genextra, Mr. Fundaro was director of finance and strategic planning for the Fastweb Group from 2000 to 2004. Previously, he worked for investment banks, including Salomon Smith Barney (now Citigroup) and Donaldson Lufkin & Jenrette (now Credit Suisse). Mr. Fundaro has a degree in Business Management from Bocconi University in Milan, Italy.

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

Srinivas Akkaraju, M.D., Ph.D. has served as a member of our board of directors since October 2012. Since February 2016, Dr. Akkaraju has been a senior advisor to Sofinnova Ventures. From April 2013 to February 2016, Dr. Akkaraju served as a general partner of Sofinnova Ventures. From January 2009 until April 2013, Dr. Akkaraju was a managing director of New Leaf Venture Partners, L.L.C. From 2006 to 2008, Dr. Akkaraju served as a managing director at Panorama Capital, LLC, a private equity firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Prior to co-founding Panorama Capital, he was with J.P. Morgan Partners, which he joined in 2001 and of which he became a partner in 2005. From 1998 to 2001, he was in business and corporate development at Genentech, Inc. (a wholly owned member of the Roche Group), a biotechnology company, most recently as senior manager. Dr. Akkaraju received his M.D. and a Ph.D. in Immunology from Stanford University. He received his undergraduate degrees in Biochemistry and Computer Science from Rice University. Dr. Akkaraju serves and has served on the boards of directors and board committees of numerous public and private companies. Dr. Akkaraju serves as a director of Seattle Genetics, Inc., Versartis Inc. and aTyr Pharma, Inc. Previously, Dr. Akkaraju served as a director on the boards of Barrier Therapeutics, Inc., Eyetech Pharmaceuticals, Inc., Synageva Biopharma Corp. and ZS Pharma, Inc., all publicly traded biotechnology companies, and Amarin Corporation plc, a foreign publicly traded biotechnology company.

We believe that Dr. Akkaraju’s scientific background, coupled with experience in private equity and venture capital investing, qualify him to serve as a member of our board of directors.

Luca Benatti, Ph.D. has served as a member of our board of directors since July 2014. Dr. Benatti has over 25 years of experience in the biopharmaceutical industry and has been serving as the chief executive officer and a director of EryDel S.p.A., a drug delivery company focused on rare diseases, since June 2012. From 1999 until May 2012, Dr. Benatti was the founder and chief executive officer of Newron Pharmaceuticals S.p.A., a company listed on the Swiss Exchange. Under his guidance, Newron developed a pipeline of potential therapies, with its most advanced compound, Xadago, recently approved in Europe and under regulatory review in the United States for the treatment of Parkinson’s disease. He also was instrumental in finalizing multimillion licensing deals with Merck Serono, Meiji Seika and Zambon Pharma S.p.A., and in the acquisition of Hunter Fleming, a U.K.-based biotechnology company. From 1985 to 1998, he held various R&D positions at Farmitalia, Pharmacia and Pharmacia & Upjohn. Dr. Benatti graduated from and performed his post-doctoral training at Milano Genetics Institute. He serves as director on the board of Newron (SIX: NWRN), as chairman of the scientific advisory board of Zambon, as chairman of the Italian Angels for Biotech association, as a member of the board of Assobiotec, the Italian Biotech Association, and member of the jury of the European Biotechnica Award. He has authored several scientific publications and holds a number of patents.

We believe that Dr. Benatti’s scientific background, together with his significant experience in drug development, financing, business development and regulatory matters at other biopharmaceutical companies, qualify him to serve on our board of directors.

Gino Santini has served as a member of our board of directors since November 2015. From 1983 to December 2010, Mr. Santini held a variety of commercial and operational roles at Eli Lilly and Company, a public global pharmaceutical company, serving most recently from April 2007 to December 2010 as Senior Vice President, Corporate Strategy and Business Development, where he led corporate strategy and long-range planning, mergers and acquisitions, new product licensing and the expansion of Lilly Ventures in the United States and China. During his tenure at Eli Lilly, Mr. Santini held various leadership positions of increasing responsibility, including manager of various international regions and Senior Vice President of Corporate Strategy and Policy from 2004 to 2007. Mr. Santini serves on the boards of directors of the following public biopharmaceutical companies: AMAG Pharmaceuticals, Inc., since 2012; Collegium Pharmaceuticals, Inc., since 2012; Horizon Pharma plc (and its predecessor company), since 2012; and Vitae Pharmaceuticals, Inc., since 2014. Mr. Santini was previously a director of Sorin, S.p.A., a global public medical device company, until its acquisition in October 2015. Mr. Santini also serves as a director for a number of private biopharmaceutical companies such as Intarcia Therapeutics, Inc., Allena Pharmaceuticals, Inc. and Artax Biopharma Inc. Mr. Santini is a past chairman of the board of the National Pharmaceutical Council and of Noble of Indiana, a non-profit agency serving individuals with developmental disabilities. He also served on the board of directors for United Way and the executive committee and the board of directors of the Indianapolis Chamber of Commerce. He holds an undergraduate degree in mechanical engineering from the University of Bologna and an M.B.A. from the Simon School of Business, University of Rochester.

We believe that Mr. Santini's experience in a variety of operational and leadership roles at Eli Lilly, including his domestic and international commercial, corporate strategy, business development and transaction experience, qualify him to serve as a member of our board of directors.

Glenn Sblendorio has served as a member of our board of directors since 2014. In April 2016, Mr. Sblendorio joined Ophthotech Corporation as its executive vice president, chief operating officer and chief financial officer. Mr. Sblendorio served as the president and chief financial officer of The Medicines Company from February 2012 through December 2015. From March 2006 to February 2012, he served as chief financial officer and executive vice president of The Medicines Company. From November 2005 until he joined The Medicines Company, Mr. Sblendorio served as a consultant to a company in the pharmaceutical industry. Previously, Mr. Sblendorio was executive vice president and chief financial officer of Eyetech Pharmaceuticals, Inc. from February 2002 until it was acquired by OSI Pharmaceuticals, Inc. in November 2005. Mr. Sblendorio also held the position of chief executive officer and managing director of MPM Capital Advisors. His other pharmaceutical experience also includes 12 years at Hoffmann-LaRoche, Inc., a pharmaceutical company, in a variety of senior financial positions, including vice president, finance of Roche Molecular Systems and head of finance-controller for Amgen/Roche Europe. Mr. Sblendorio currently serves as a director of Amicus Therapeutics, Inc., a public biopharmaceutical company. Mr. Sblendorio was previously a board member of Ophthotech Corporation though March 2016 and The Medicines Company through December 2015. Mr. Sblendorio received his B.B.A. from Pace University and his M.B.A. from Fairleigh Dickinson University and is a graduate of the Harvard Business School, Advanced Management Program.

We believe that Mr. Sblendorio’s financial expertise, his experience as a member of the leadership of numerous life sciences companies, together with his experience as chief financial officer and board member with numerous companies, qualify him to serve as a member of our board of directors. In addition, Mr. Sblendorio brings expertise to our company in the areas of business operations and strategy, financial analysis and reporting, internal auditing and controls and risk management oversight.

Jonathan T. Silverstein has served as a member of our board of directors since August 2012. Since 1998, Mr. Silverstein has been a member of OrbiMed Advisors LLC, an asset management firm solely focused in healthcare with several billion dollars in assets under management. Prior to OrbiMed, Mr. Silverstein was a director of life sciences in the investment banking department at Sumitomo Bank. Mr. Silverstein currently serves on the board of directors of a number of private companies. From 2008 until 2011, Mr. Silverstein was a director of NxStage Medical, Inc. Since 2009, Mr. Silverstein has been a member of the board of directors of Roka Biosciences, Inc., which went public in 2014. From 2010 to 2014, Mr. Silverstein served as a director of Relypsa, Inc and since 2014, he has been a member of the board of directors of Ascendis Pharma AS. Mr. Silverstein has a B.A. in economics from Denison University and a J.D. and M.B.A. from the University of San Diego.

We believe that Mr. Silverstein brings leadership, strategic, company build-up and capital markets experience, particularly within the life science sector, to our board of directors.

Klaus Veitinger, M.D., Ph.D., has served as a member of our board of directors since August 2012. Since October 2007, Dr. Veitinger has been a venture partner at OrbiMed Advisors LLC. Most recently, Dr. Veitinger was a member of the executive board of Schwarz Pharma AG and the chief executive officer of Schwarz Pharma, Inc. with responsibility for the U.S. and Asia businesses culminating in the ultimate sale of Schwarz Group in 2006. Dr. Veitinger has served and currently serves on the boards of directors of several private and public companies in the life sciences sector. Dr. Veitinger was a director of Relypsa, Inc. through June 2015. Previously, Dr. Veitinger was also a director of PhRMA for seven years. Dr. Veitinger earned his medical degree and doctorate (Ph.D.) in pathophysiology from the University of Heidelberg. He earned his M.B.A. at INSEAD in France.

We believe that Dr. Veitinger possesses specific attributes that qualify him to serve as a member of our board of directors, including his significant experience in corporate strategy, drug development, regulatory and commercial matters, as well as his experience in general management of biopharmaceutical companies.

Daniel Welch has served as a member of our board of directors since November 2015. Mr. Welch has been an Executive Partner at Sofinnova Ventures since 2015. From 2003 until October 2014, Mr. Welch was the Chairman, Chief Executive Officer and President of InterMune, Inc., which was listed on the Nasdaq Stock Market until the acquisition of the company by Roche. During his tenure, InterMune secured registration of Esbriet, the first medicine approved for idiopathic pulmonary fibrosis in Europe and the United States. Mr. Welch built the InterMune development and commercial teams that delivered the successful approval and launches of Esbriet in Europe and the United States. From August 2002 to January 2003, Mr. Welch served as Chairman and Chief Executive Officer of Triangle Pharmaceuticals, Inc., a pharmaceutical company which was acquired by Gilead Sciences. From October 2000 to June 2002, he served as president of the pharmaceutical division of Elan Corporation, PLC (later acquired by Perrigo Company plc). From September 1987 to August 2000, Mr. Welch served in various senior management roles at Sanofi-Synthelabo (now Sanofi S.A.) and its predecessor companies, Sanofi and Sterling Winthrop. During his time at Sanofi, he led the worldwide launches of Plavix®, Eloxatin® and Avapro® as Vice President of Worldwide Marketing and served as Chief Operating Officer of the U.S. business. From November 1980 to September 1987, Mr. Welch was with American Critical Care, a division of American Hospital Supply. He currently serves on the board of directors of Avexis, Inc., (where he serves as the chairman of the board), Ultragenyx Pharmaceutical Inc., (where he serves as the chairman of the board) and Seattle Genetics, Inc. Mr. Welch holds a B.S. from the University of Miami and an M.B.A. from the University of North Carolina.

We believe that Mr. Welch’s knowledge and experience in leading companies from clinical stage drug development through to large-scale commercialization, as well as his track record of building operations and international businesses, qualify him to serve as a member of our board of directors.

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

Code of Conduct and Ethics

We have adopted a global code of business conduct that applies to all of our employees, including our chief executive officer and chief financial and accounting officer. The text of the global code of business conduct is posted in the “Investors” section of our website at www.interceptpharma.com. Disclosure regarding any amendments to, or waivers from, provisions of our global code of business conduct that apply to our directors, principal executive officer and principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of such amendment or waiver, unless posting on our website or the issuance of a press release of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Board Determination of Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with Intercept, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Dr. Pruzanski, our chief executive officer and president, are “independent directors” as defined by The NASDAQ Stock Market. Our board of directors also determined that Messrs. Welch and Silverstein and Dr. Benatti, who comprise our nominating and governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Messrs. Sblendorio, Santini and Silverstein satisfy the independence standards for such committee established by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act and the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our compensation committee, our board of directors has determined that Messrs. Santini and Welch and Drs. Akkaraju and Veitinger satisfy the independence standards for such committee established by Rule 10C-1 under the Exchange Act and the SEC and the NASDAQ Marketplace Rules, as applicable.

In making such determinations, the board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of our directors, our board of directors considered the association of each such non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining independence.

Audit Committee

The audit committee of our board of directors currently has three members: Messrs. Sblendorio (Chairman), Santini and Silverstein. With respect to our audit committee, our board of directors has determined that each member of the audit committee satisfies the independence standards for such committee established by Rule 10A-3 under the Exchange Act and the SEC and NASDAQ Marketplace Rules, as applicable. Our board of directors has determined that Mr. Sblendorio is an audit committee financial expert, as defined by the rules of the SEC, and satisfies the financial sophistication requirements of applicable NASDAQ rules.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors as of April 29, 2016.

Name	Age	Position(s)
Lisa Bright	48	Chief Commercial and Corporate Affairs Officer

Barbara Duncan	51	Chief Financial Officer and Treasurer

Rachel McMinn, Ph.D.	43	Chief Business and Strategy Officer

David Shapiro, M.D.	61	Chief Medical Officer and Executive Vice President, Development

Lisa Bright has served as our chief commercial and corporate affairs officer since February 2015. She has over 25 years of experience in the biopharmaceutical industry. Ms. Bright joined Intercept in November 2014 as senior vice president and head of Europe. Prior to joining Intercept, Ms. Bright worked at Gilead Sciences Ltd. starting in 2008, where she held positions of increasing responsibility, including: general manager United Kingdom & Ireland;  vice president, Northern Europe; vice president, head of Sovaldi launch planning for Europe, Asia, Middle East and Australasia; and vice president, government affairs Europe, Middle East and Australasia. Prior to holding these positions, Ms. Bright held a range of senior positions at GlaxoSmithKline plc, including vice president and managing director of New Zealand and vice president—sales for the United Kingdom. Ms. Bright has a B.Sc. in pharmacology from University College London.

Barbara Duncan has served as our chief financial officer since May 2009 and as our treasurer since 2010. She has over 15 years of experience in the life sciences industry. From 2001 through April 2009, Ms. Duncan served as chief financial officer and then chief executive officer at DOV Pharmaceutical, Inc., or DOV, a biopharmaceutical company focused on central nervous system disorders, which was sold to Euthymics Bioscience, Inc. in 2010. Prior to joining DOV, Ms. Duncan served as a vice president of Lehman Brothers Inc. in its corporate finance division from August 1998 to August 2001, where she provided financial advisory services primarily to companies in the life sciences and general industrial industries. From September 1994 to August 1998, Ms. Duncan was an associate and director at SBC Warburg Dillon Read, Inc. in its corporate finance group, where she focused primarily on structuring mergers, divestitures and financings for companies in the life sciences and general industrial sectors. She also worked for PepsiCo, Inc. from 1989 to 1992 in its international audit division, and was a certified public accountant in the audit division of Deloitte & Touche LLP from 1986 to 1989. Ms. Duncan received her B.S. from Louisiana State University in 1985 and her M.B.A. from the Wharton School, University of Pennsylvania, in 1994. She previously served as a director of DOV and currently serves on the board of directors of Edgemont Pharmaceuticals, LLC, a privately held, specialty pharmaceutical company with a primary focus in the field of neuroscience, and Medgenics, Inc., a public, clinical stage biopharmaceutical company focused on rare diseases.

Rachel McMinn, Ph.D. has served as our chief business and strategy officer since March 2015. Dr. McMinn joined Intercept as chief strategy officer in 2014. Since 2009 until joining Intercept, she was a managing director at Bank of America Merrill Lynch, working as the lead research analyst covering the biotechnology industry. Previously, Dr. McMinn worked at Cowen and Company as a lead biotechnology analyst and started her career as a biotechnology analyst at Piper Jaffray & Co. She graduated magna cum laude with a Bachelor of Arts degree in chemistry from Cornell University, earned a Ph.D. in molecular and cellular biology and chemistry from The Scripps Research Institute, and was awarded a post-doctoral Miller fellowship at the University of California, at Berkeley.

David Shapiro, M.D. has served as our chief medical officer and executive vice president, development since 2008. He has over 25 years of clinical development experience in the pharmaceutical industry. Dr. Shapiro founded a consulting company, Integrated Quality Resources, that focused on development stage biopharmaceutical companies and was active in this role from 2005 to 2008. From 2000 to 2005, Dr. Shapiro was executive vice president, medical affairs and chief medical officer of Idun Pharmaceuticals, Inc., prior to its acquisition by Pfizer. From 1995 to 1998, he was president of the Scripps Medical Research Center at Scripps Clinic. He also served as vice president, clinical research at Gensia and as director and group leader, hypertension clinical research at Merck Research Laboratories from 1985 to 1990. Dr. Shapiro has authored more than 20 peer-reviewed publications and organized and chaired several conferences aimed at improving product development. He received his medical degree from Dundee University & Medical School, and undertook his postgraduate medical training in the university affiliated hospitals in Oxford, United Kingdom and the University of Vermont. Dr. Shapiro served on the board of directors of Altair Therapeutics and served for two terms on the Executive Committee of the Board of the American Academy of Pharmaceutical Physicians. He is an elected Fellow of both the Royal College of Physicians of London and the Faculty of Pharmaceutical Physicians of the United Kingdom.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the reports furnished to us and written representations that no other reports were required, during the fiscal year 2015, all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except for the following Forms 4 which were inadvertently filed late: Form 4 of Srinivas Akkaraju filed on May 22, 2015 reporting the exercise of stock options and the sale of shares of common stock on May 19, 2015; Forms 4 of Luciano Adorini, Barbara Duncan, Mark Pruzanski and David Shapiro filed on July 7, 2015 reporting the vesting of restricted stock units and the issuance of shares of common stock on July 1, 2015 with respect thereto; and Form 4 of Rachel McMinn filed on July 17, 2015 reporting the mandatory sale of shares of common stock to cover the withholding tax amounts upon the vesting of restricted stock awards on May 1, 2015.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Overview

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers for 2015. In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow. Our “named executive officers” for the year ended December 31, 2015 were as follows:

Name	Title
Mark Pruzanski, M.D.	Chief Executive Officer and President
David Shapiro, M.D.	Chief Medical Officer and Executive Vice President, Development
Barbara Duncan	Chief Financial Officer and Treasurer
Rachel McMinn, Ph.D.	Chief Business and Strategy Officer
Lisa Bright	Chief Commercial and Corporate Affairs Officer(1)
Daniel Regan	Chief Commercial Officer(2)

(1) Ms. Bright joined us in November 2014 as our Head of Europe and was named our Chief Commercial and Corporate Affairs Officer in February 2015.

(2) Mr. Regan ceased to be employed with us in March 2015.

2015 Performance Highlights

In 2015, we successfully achieved multiple important corporate and product development milestones that we believe contributed to enhancing stockholder value. Success in achieving these milestones enabled us to continue to develop obeticholic acid, or OCA, for both primary biliary cirrhosis, recently renamed primary biliary cholangitis, or PBC, and nonalcoholic steatohepatitis, or NASH, and, subject to obtaining required regulatory approvals, prepare for the planned commercial launch of OCA for PBC. In particular:

•	OCA Program in PBC: We completed the submission of our applications in the United States and Europe for marketing approval of OCA for patients with PBC inadequately treated by, or intolerant of, standard first-line treatment ursodiol.

o	United States: In June 2015, we completed our filings for marketing approval of OCA for PBC in the United States under the FDA’s accelerated approval pathway. In August 2015, the FDA accepted for review our New Drug Application, or NDA, and granted Priority Review for OCA for the treatment of PBC. The FDA set a target date of May 29, 2016 to take action under the Prescription Drug User Fee Act, or PDUFA, after giving effect to a 90 day extension. On April 7. 2016, the FDA’s Gastrointestinal Drugs Advisory Committee voted unanimously (17 to 0) to recommend accelerated approval of OCA for the treatment of patients with PBC. If we receive marketing approval from the FDA on May 29, 2016, we plan to initiate the commercial launch of OCA for PBC in the United States in June 2016.

o	Europe: In June 2015, we also received notice of the acceptance of the Marketing Authorization Application, or MAA, for review by the European Medicines Agency, or EMA, for use of OCA for PBC. The EMA review process is ongoing. If we are successful in the EMA review process, we anticipate receiving marketing approval in late 2016, with planned commercial launches in certain European countries in 2017.

•	OCA Program in NASH: We initiated our Phase 3 clinical trial, known as REGENERATE, in non-cirrhotic NASH patients with liver fibrosis. We also initiated a phase 2 clinical trial, known as the CONTROL trial, which will evaluate the effects of OCA in combination with statin therapy on lipid metabolism in patients with NASH.

•	Other OCA Programs: We initiated a phase 2 clinical trial, known as the AESOP trial, to evaluate the effects of varying doses of OCA in patients with primary sclerosing cholangitis, or PSC. We also initiated a Phase 2 clinical trial, referred to as the CARE trial, in pediatric patients with biliary atresia.

•	Pipeline Development: In November 2015, we initiated a Phase 1 clinical trial of our second product candidate to enter clinical development, called INT-767, a dual FXR and TGR5 agonist, in healthy volunteers.

•	Structure for Success: We substantially completed the build out of our U.S. commercial infrastructure with the hiring of a number of senior leaders in the U.S. commercial organization throughout 2015, along with the hiring of the U.S. territory business managers and other field personnel in October 2015. We also significantly expanded our commercial and other infrastructure internationally in 2015. Furthermore, we have devoted significant resources to building a global medical affairs team over the course of 2015 to support appropriate disease state, medical and scientific interactions with the healthcare and scientific community. We plan on making additional investments over 2016 should key regulatory milestones be achieved on a timely basis. We also believe that we have procured sufficient quantities of bulk commercial OCA to initiate our commercial launch for OCA for PBC, starting with the United States in 2016. We ended fiscal 2015 with a strong financial position to support our planned commercial launch of OCA for PBC and our development programs with approximately $628.1 million in cash, cash equivalents and investment securities.

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

The compensation committee believes that a significant amount of executive compensation should be in the form of “at risk” incentives and that the pay mix should be strongly weighted toward equity incentive awards in order to provide alignment with long-term shareholder value. However, we do not have a formal or informal policy for a pre-set allocation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, our compensation committee, after reviewing information provided by our compensation consultant and other relevant data, determines what it believes to be the appropriate level and mix of the various compensation components. We generally strive to provide our named executive officers with a balance of short-term and long-term incentives to encourage consistently strong performance. Ultimately, the objective in allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for Intercept and our stockholders. Therefore, we provide base salaries that meet competitive salary norms and recognize individual performance on an annual basis. We provide an opportunity to earn annual target-based cash bonuses to incentivize and reward superior short-term performance. To further focus our executives on longer-term performance and the creation of stockholder value, we rely upon equity-based awards that vest over a meaningful period of time. In addition, we provide our executives with benefits that are generally available to our salaried employees.

Base salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities of our employees, including our executive officers. Base salaries for our named executive officers typically are established through an arm’s-length negotiation at the time the executive is hired, taking into account the position for which the executive is being considered and the executive’s qualifications, prior experience and prior salary. None of our executive officers is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. However, on an annual basis, our compensation committee reviews and evaluates, with input from our chief executive officer, the need for adjustment of the base salaries of our executives based on changes and expected changes in the scope of an executive’s responsibilities. The compensation committee also considers promotions, the individual contributions made by and performance of the executive during the prior fiscal year, the executive’s performance over a period of years, overall economic and labor market conditions, the relative ease or difficulty of replacing the executive with a well-qualified person, our overall growth and development as a company, general salary trends in our industry and among our peer group and where the executive’s salary falls in the salary range presented by that data. For more information regarding our peer group, see “Our Compensation Process- Market Benchmarking and Peer Group.” In making decisions regarding salary increases, we may also draw upon the experience of members of our board of directors with other companies. We do not provide for any formulaic base salary increases for our named executive officers.

For 2015, the compensation committee recommended annual base salaries for each of our named executive officers based on their overall individual performance in 2014, their increased level of experience and to ensure that their salaries remained competitive with those of similarly-situated executives in our peer group. For 2015, the annual base salary for each of our named executive officers was increased from his or her 2014 annual base salary as follows:

Executive	2014 Salary	2015 Salary	% Increase
Mark Pruzanski, M.D.	$550,000	$600,000	9.09%
David Shapiro, M.D.	$420,000	$460,000	9.52%
Barbara Duncan, Ph.D.	$385,000	$415,000	7.79%
Dr. Rachel McMinn	$355,000	$390,000	9.86%
Lisa Bright	-	$396,000	-
Daniel Regan	$360,000	$360,000	-

The change to the base salary of each named executive officer was effective as of January 1, 2015. Mr. Regan left the service of our company in March 2015. His prorated salary for 2015 was $80,539 through his last day of employment. In 2015, Mr. Regan also received other compensation in connection with his separation in accordance with the terms of his employment agreement. See a description of Mr. Regan’s employment agreement under “—Other Named Executive Officers” under the discussion of “Employment Agreements.” Ms. Bright’s 2014 salary and percentage increase are not listed in the table above because she did not become an executive officer until February 2015.

Please refer to “—Compensation Decisions Relating to Fiscal Year 2016” for a listing of the annual base salaries of each of our named executive officers for 2016.

Annual target-based cash bonuses

As part of our pay-for-performance philosophy, our annual target-based cash bonus program is designed to reward our named executive officers for the achievement of specified annual corporate objectives. At the beginning of each year, the bonus opportunity for each executive officer is established as a target percentage of his or her base salary. The actual annual cash bonus amounts payable to our executive officers are determined after year end based on the compensation committee’s evaluation of performance against the corporate objectives and, in the case of our named executive officers other than Dr. Pruzanski, individual performance levels. Individual performance of the executive officers other than Dr. Pruzanski is determined by the compensation committee after considering the overall performance of the individual executive and taking into account the recommendations of the chief executive officer. The overall assessment by our compensation committee is based on the evaluation of objective metrics, such as the successful achievement of the applicable goal and the weightings ascribed to such goal, which is then adjusted to reflect other factors that may be pertinent to the performance of the company and the individual executive officer.

The annual corporate objectives include achievement of specific clinical, regulatory, commercial and precommercial, operational and/or financial milestones, with a focus on regulatory achievements, commercial and precommercial preparedness, the advancement of our product candidates in clinical development, the pursuit of various internal initiatives and ensuring adequate funding for our growth. The corporate objectives are proposed by senior management each year and reviewed and approved by our compensation committee and board of directors in the beginning of our fiscal year, with such modifications as the compensation committee and board of directors deem appropriate. The corporate objectives are designed to require significant effort and operational success on the part of our executives and Intercept, but also to be achievable with hard work and dedication.

Our compensation committee believes that a bonus program based on the evaluation of multiple corporate objectives and individual performance is best-suited for a biopharmaceutical company at our stage of development due to the uncertainties inherent in development, regulatory approval and commercialization of new drug treatments. Our compensation committee also considers the practices of our peer group and overall industry practices as part of its review of our bonus program. In order to better align bonus payouts with performance, the compensation committee may take additional significant corporate achievements into account for the current year’s bonus calculation that were not contemplated at the time the current year corporate objectives were determined. Our compensation committee also has the authority to shift corporate objectives to subsequent fiscal years and to eliminate them for the current year’s bonus calculation if it determines that underachievement of a goal was primarily caused by circumstances that were beyond the executive’s control or if it determines that the business priorities for the year had shifted.

Each of our compensation committee and our board of directors has authority, in its sole discretion, to review and approve management’s evaluation of how our company performed against its corporate objectives and the recommended bonus payout levels. This authority includes the ability to rate the accomplishment of particular objectives at greater than 100% of target based on exceptional company performance. In any year, our executives can achieve up to 125% of target after factoring all potential performance achievements deemed by our compensation committee and our board of directors as exceeding applicable objectives and goals.

The target annual cash bonus for each executive officer is set by the compensation committee as a percentage of each executive officer’s base salary. The target percentages approved by our compensation committee were based on an evaluation of peer group data, as well as consideration of the level of qualification and experience of each executive at Intercept as well as internal pay comparisons.

2015 Bonuses

For 2015, our annual corporate objectives were as follows:

Preparing for the Commercialization of OCA for PBC:

•	Acceptance of the NDA in the United States and the MAA in Europe;
•	Preparation of a company-wide plan for the commercial launch of OCA for PBC upon the receipt of marketing authorization in the United States and Europe; and
•	Obtain sufficient commercial supply of our product for the commercial launches of OCA for PBC.

Advance NASH Program:

•	Obtain breakthrough therapy designation from the FDA;
•	Reach a consensus on NASH registration program resulting in the initiation of our Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis; and
•	Certain clinical development milestones for our NASH program.

Advance Product Pipeline:

•	Initiate a Phase 1 clinical trial for INT-767;
•	Certain clinical development milestones for our programs for OCA in indications other than PBC and NASH.; and

•	Prepare a comprehensive development plan to advance our product pipeline.

Build Corporate Infrastructure:

•	Secure and retain key talent in light of our planned commercial and development activities in the United States and internationally; and
•	Maintain a strong financial position to support our commercial launch of OCA for PBC and our development programs.

In January 2016, our compensation committee considered the performance of our company in light of the above goals, together with other information available to it, and determined that we achieved our 2015 corporate objectives at a level of 100%.

Our compensation committee did not set any specific individual performance targets for the payment of cash bonuses to our named executive officers in 2015. Instead, the compensation committee reviewed our company performance against our 2015 corporate objectives and also evaluated the individual performance of each named executive officer. Dr. Pruzanski’s bonus is determined solely based on the achievement of corporate goals, whereas the bonus for our other named executive officers is based on both our corporate goals and individual performance.

The 2015 target and actual bonuses for each named executive officer were:

Executive	Target Bonus as % of Base Salary	Actual Bonus as % of Target
Mark Pruzanski, M.D.	70%	100%
David Shapiro, M.D.	40%	100%
Barbara Duncan	40%	100%
Rachel McMinn, Ph.D.	40%	100%
Lisa Bright	40%	100%
Daniel Regan*	-	-

* Mr. Regan left the service of our Company in March 2015 and therefore did not receive a 2015 bonus.

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

Equity awards to our named executive officers are typically granted annually in conjunction with the review of their individual performance and Intercept’s overall performance for the previous year. This review typically occurs at meetings of the compensation committee held during the first quarter of each year, though the equity awards in 2015 were granted in October 2015. This allows the compensation committee to receive audited financial statements of the previous year before making award determinations.

In making annual equity awards for 2015, our compensation committee considered, among other things, the value of the annual equity awards received by executives in our peer group and our industry, the value of the annual equity awards as a percentage of company value and the size of the annual equity awards as a percentage of our company’s outstanding stock, dilution to existing stockholders and the retention value in the outstanding equity program based on the value of outstanding unvested awards, all of which were considered in light of individual and company performance for the previous year, 2014. Based on the recommendation of our chief executive officer, and in consideration of our company’s performance and the market performance of our common stock, our compensation committee determined that it would be appropriate to grant equity awards targeting the 50th percentile range of our peer group and industry, in contrast to a target between the 50th and 75th percentile used for grants made in 2014. To promote our pay-for-performance philosophy, individual equity awards were positioned higher or lower within the peer group range based on the individual performance of each named executive officer.

We believe that a mix of compensation components incentivizes consistently strong performance. In 2015, the compensation committee granted equity incentives in a mix of stock options and restricted stock. Our approach reflects what we believe is an appropriate equity mix, providing executives with exposure to downside stock-price risk through stock options while addressing the historically high volatility of our common stock through the restricted stock award component. This approach also helps manage overall dilution levels and the remaining equity pool available under our 2012 Equity Incentive Plan, or 2012 Plan, in light of our significant recent growth and continued expansion in company-wide headcount. We expect these two types of equity incentives to be part of the compensation mix on an annual basis.

2015 Equity Awards

In October 2015, as part of our annual grant process, our compensation committee approved the grant of certain time-based options to purchase shares of our common stock and shares of restricted stock to our named executive officers. Each of the time-based stock option awards and shares of restricted stock vested with respect to 25% of the shares on January 1, 2016, and vest with respect to the remaining shares in approximately equal monthly installments for the stock options and quarterly installments for the restricted stock through January 1, 2019. The time-based stock option awards have an exercise price of $161.16 per share, the last reported sale price of our common stock on the NASDAQ Global Select Market on the date of grant.

	Time-Based Awards (# of Shares)
Name	Options	Restricted Stock
Mark Pruzanski, M.D.	32,550	15,100
David Shapiro, M.D.	13,100	5,150
Barbara Duncan	10,600	4,050
Rachel McMinn, Ph.D.	10,600	4,050
Lisa Bright	13,450	5,200

New hire equity awards

We grant a new hire equity award in connection with the commencement of an executive’s employment as appropriate and necessary to recruit talent, consistent with industry practice. The size of each new hire award is established through arm’s-length negotiation at the time the executive is hired, taking into account the position for which the executive is being considered and the executive’s qualifications, prior experience and compensation including forfeited equity awards, as well as external factors such as competitive market demand. Typically, the time-based stock options and restricted stock we grant to our newly-hired executive officers vest over a period of four years. In each case, subject to the terms of each executive officer’s employment agreement as described below, vesting ceases upon termination of employment, and stock option exercise rights cease shortly after termination of employment.

Benefits and other compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We maintain broad-based benefits that are provided to all employees, including medical, dental, group life insurance and long- and short-term disability insurance. For our U.S.-based executives, we also provide a 401(k) plan. Under our 401(k) plan, we are permitted to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. Since 2015, we have matched an employee's contributions to the 401(k) plan up to the first five percent of the employee's salary. We provide pension, insurance and other benefits to executives located outside the United States in line with those provided to similar executives in their respective countries. All of our executives are eligible to participate in all of our employee benefit plans available in their respective countries, in each case on the same basis as other employees. The compensation committee in its discretion may revise, amend or add to the named executive officer's benefits and perquisites if it deems it advisable.

In particular circumstances, we may agree to reimburse an executive officer for certain expenses, such as commuting or travel expenses, as an additional incentive to join Intercept in a position where there is high market demand. Whether such expenses are covered and the amount of the reimbursement is determined on a case-by-case basis under the specific hiring circumstances. In 2015, we reimbursed Ms. Bright for her commuting costs, which reimbursement is capped at a maximum of £1,080 per month (approximately $1,579), plus gross ups on the applicable tax amounts. Ms. Bright and Dr. Shapiro also received a car allowance in 2015. See “—Summary Compensation Table.”

Severance and change in control benefits

Pursuant to employment agreements or arrangements we have entered into with our executive officers, our executive officers are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of Intercept. Please refer to “—Narrative Disclosure to Summary Compensation Table” for a more detailed discussion of these benefits. We have provided estimates of the value of the severance payments and other benefits that would have been made or provided to executive officers under various termination circumstances under the caption “—Potential Payments Upon Termination or Change in Control” below.

We believe that providing these benefits helps us compete for executive talent. After reviewing the practices of companies represented our peer group, we believe that our severance and change in control benefits are generally in line with severance packages offered to executives of the companies in our peer group.

We have structured our change in control benefits as “double trigger” benefits. In other words, the change in control does not itself trigger benefits. Rather, benefits are paid only if the employment of the executive officer is terminated during a specified period after the change in control. We believe that a “double trigger” benefit is protective of stockholder value because it prevents an unintended windfall to executive officers in the event of a friendly change in control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their jobs.

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

Management’s Involvement in the Executive Compensation Process

A small number of executives, including our chief executive officer, our senior vice president of human resources and our senior vice president of legal affairs, participate in general sessions of our compensation committee. Management does not participate in executive sessions of our compensation committee. At the request of the compensation committee, our chief executive officer provides input and recommendations to the compensation committee on salary adjustments, annual target-based cash bonus amounts and appropriate equity incentive compensation levels. In formulating these recommendations, our chief executive officer may consider data obtained from third-party sources, including data provided by a compensation consultant other than the compensation consultant retained by the compensation committee. Any data provided by separate compensation consultants used by management is either not customized specifically for Intercept or is customized based on parameters that are not developed by such compensation consultant and about which such compensation consultant does not provide advice.

Use of Independent Compensation Consultants by the Compensation Committee

In designing our executive compensation program, our compensation committee considers publicly available compensation data for U.S. companies in the biopharmaceutical industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Our compensation committee also retained the services of Radford, an independent compensation consultant and a division of Aon Hewitt, which is a subsidiary of Aon plc, to provide it with additional comparative data on executive compensation practices in our industry and to advise it on our executive compensation program generally. For 2015, Radford provided advice and data to the compensation committee on executive and director compensation matters, including the selection of our peer group, comparative market pay levels, equity dilution and annual share utilization practices, incentive plan design and emerging market trends. Pearl Meyer & Partners, or PM&P, an independent compensation consultant, also advised the compensation committee in its evaluation and determination of the cash salary and bonus targets for 2015. Although the compensation committee considers the advice and recommendations of the compensation consultants about our executive compensation program, the compensation committee ultimately makes its own decisions about these matters.

The compensation committee regularly reviews the services provided by its outside consultants and performs an annual assessment on the independence of its compensation consultants to determine whether the compensation consultant is independent. The compensation committee conducted a specific review of its relationship with each of Radford and PM&P in 2015, and determined that each such advisor is independent in providing Intercept with executive and director compensation consulting services and that each such advisor’s work for the compensation committee did not raise any conflicts of interest, consistent with SEC rules and NASDAQ listing standards.

Market Benchmarking and Peer Group

Our compensation committee references a peer group of publicly traded companies in the biopharmaceutical industry for purposes of gathering data to compare with our existing executive compensation levels and practices and as context for future compensation decisions. The compensation committee periodically reviews and updates the compensation peer group, as appropriate, to include companies that the compensation committee believes are competitors for executive talent and that are similar to us in stage of development, market capitalization and number of employees. The compensation committee may consider peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance. The compensation committee also considered peer companies identified by proxy advisory firms in the prior year’s proxy cycle.

The companies included in our peer group for 2015 were: ACADIA Pharmaceuticals Inc., Achillion Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Clovis Oncology, Inc., Ironwood Pharmaceuticals, Inc., Merrimack Pharmaceuticals, Inc., NPS Pharmaceuticals, Inc., Ophthotech Corporation, Pharmacyclics, Inc., PTC Therapeutics, Inc., Puma Biotechnology, Inc., Receptos, Inc., Relypsa, Inc., Seattle Genetics Inc., Synageva BioPharma Corp. and Tesaro, Inc.

Annual Compensation Review Process

At the end of each calendar year, the compensation committee considers each executive’s performance for the completed year. This process includes the review of recommendations by our chief executive officer to the compensation committee with respect to each executive officer (other than himself) as to:

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

Compensation Decisions Relating to Fiscal Year 2016

In February 2016, in order to provide each of our named executive officers with base salaries that are competitive with our publicly traded peer companies, the annual base salaries of our named executive officers were increased as follows, effective January 1, 2016: for Dr. Pruzanski, to $620,000; for Dr. Shapiro, to $475,000; for Ms. Duncan, to $430,000; for Ms. Bright to $430,000 and for Dr. McMinn, to $420,000. In addition, in February 2016, our board of directors approved bonus targets for our named executive officers for 2016 as follows: for Dr. Pruzanski, 70%; for Dr. Shapiro, 50%; for Ms. Duncan, 50%; for Ms. Bright, 50%; and for Ms. McMinn, 50%.

In February 2016, upon the recommendation of the compensation committee of the board of directors, equity grants were made to our named executive officers as follows: for Dr. Pruzanski, stock options to purchase 30,500 shares of common stock and 23,300 shares of restricted stock; for Dr. Shapiro, stock options to purchase 10,200 shares of common stock and 7,800 shares of restricted stock; for Ms. Duncan, stock options to purchase 8,100 shares of common stock and 6,200 shares of restricted stock; for Ms. Bright, stock options to purchase 10,200 shares of common stock and 7,800 shares of restricted stock; and for Dr. McMinn, stock options to purchase 8,800 shares of common stock and 6,700 shares of restricted stock. The exercise price for the options awarded to our executive officers is $95.74 per share, the last reported sale price of our common stock on the NASDAQ Global Select Market on the date of the grant.

Compensation Committee Report

The compensation committee of the board of directors of Intercept Pharmaceuticals, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Intercept’s management. Based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment to our Annual Report on Form 10-K for the year ended December 31, 2015.

By the compensation committee of the board of directors of Intercept Pharmaceuticals, Inc.

Gino Santini
Srini Akkaraju, M.D., Ph.D.
Klaus Veitinger, M.D., Ph.D.
Daniel Welch

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)		Bonus (1)($)		Stock Awards (2)($)		Option Awards (3)(4) ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Mark Pruzanski, M.D.	2015	600,000		420,000		2,308,606		2,867,210	-	4,627	(5)	6,200,443
Chief Executive Officer and President	2014	537,500		327,250		1,249,981		1,108,935	-	4,444	(5)	3,228,110
	2013	459,000		475,000	(6)	245,630		2,073,500	-	4,200	(5)	3,257,330

David Shapiro, M.D.	2015	460,000		184,000		787,371		1,153,900	-	29,877	(7)	2,615,148
Chief Medical Officer and Executive	2014	409,250		165,900		400,079		354,945	-	15,052	(7)	1,345,226
Vice President, Development	2013	377,000		249,500	(10)	95,700		717,750	-	14,874	(7)	1,454,824

Barbara Duncan	2015	415,000		166,000		619,196		933,680	-	21,168	(8)	2,155,044
Chief Financial Officer and Treasurer	2014	372,500		148,125		400,079		354,945	-	8,527	(8)	1,284,176
	2013	331,000		225,875	(11)	95,700		717,750	-	8,013	(8)	1,378,338

Rachel McMinn, Ph.D.	2015	390,000		156,000	(12)	619,196		933,713	-	16,508	(9)	2,115,417
Chief Strategy and Business Officer	2014	236,667		130,169	(12)	1,300,263	(13)	1,166,901	-	2,560	(9)	2,836,560

Lisa Bright (14) Chief Commercial and Corporate Affairs Officer	2015	396,000	(14)	158,400		795,016		1,184,830	-	140,421	(15)	2,674,667

Daniel Regan (16)	2015	350,538	(17)	-		-		-	-	41,962	(18)	392,500
Former Chief Commercial Officer	2014	372,500		129,600		375,074		332,701	-	21,720	(19)	1,231,595
	2013	277,083		167,708	(20)	-		3,980,227	-	36,147	(19)	4,461,165

(1)	For 2015 and 2014, our named executive officers were granted a target-based bonus. For 2013, Drs. Pruzanski and Shapiro and Ms. Duncan were granted both a target-based bonus and a special bonus for performance. The target-based bonuses were based on a target percentage of each named executive officer’s base salary for the fiscal year and then adjusted based on pre-determined corporate goals as well as on a subjective evaluation of individual performance, except for our chief executive officer whose annual bonus was determined solely based on attainment of our company objectives. In 2015, the target-based bonus was based on the achievement of 100% of corporate goals, in the case of Dr. Pruzanski, and 100% of corporate goals and individual performance, in the case of our other named executive officers. In 2014, the target-based bonus was based on the achievement of 90% of corporate goals, in the case of Dr. Pruzanski, 90% of corporate goals and individual performance, in the case of Mr. Regan, and 98.75% of corporate goals and individual performance, in the case of our other named executive officers (prorated for Dr. McMinn). In 2013, the target-based bonus was based on the achievement of 150% of corporate goals, in the case of Dr. Pruzanski, and 150% of corporate goals and individual performance, in the case of Dr. Shapiro, Ms. Duncan and Mr. Regan (prorated for Mr. Regan).
(2)	The amounts in this column represent the aggregate grant date fair value of restricted stock units or restricted stock awards granted to the named executive officer computed in accordance with FASB ASC Topic 718. See Note 12 of the notes to our consolidated financial statements in our annual report on Form 10-K filed with the SEC on February 29, 2016 for a discussion of the assumptions used in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that will be recognized by the named executive officers.
(3)	The amounts in this column represent the aggregate grant date fair value of stock options granted to the named executive officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 12 of the notes to our consolidated financial statements in our annual report on Form 10-K filed with the SEC on February 29, 2016 for a discussion of the assumptions used in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that will be recognized by the named executive officers.
(4)	In 2014, our executive officers were granted performance vesting options to purchase our common stock. The value of the awards on the date of grant assuming the achievement of the highest level of performance conditions were as follows: Mark Pruzanski ($5,046,700); David Shapiro ($1,816,777); Barbara Duncan ($1,463,545); Daniel Regan ($1,413,146); and Rachel McMinn ($1,412,806). The value of these options is determined as described in footnote 3 above.
(5)	Amounts reflect payments made for health insurance coverage of Dr. Pruzanski and his family members, above the amounts generally paid for the coverage of our employees.
(6)	For fiscal 2013, Dr. Pruzanski was awarded a target-based bonus of $375,000 and a special bonus of $100,000.
(7)	Amounts reflect a monthly car allowance of $1,000 paid to Dr. Shapiro under the terms of his employment agreement, described below, and the payments of $4,627, $3,051 and $2,874 made in 2015, 2014 and 2013, respectively, for health insurance coverage of Dr. Shapiro and his family members, above the amounts generally paid for the coverage of our employees. Also reflects a payment of $13,250 in 2015 for employer matched 401(k) contributions.
(8)	Amounts reflect payments of $7,918, $8,527 and $8,013 made in 2015, 2014 and 2013, respectively, for health insurance coverage of Ms. Duncan and her family members, above the amounts generally paid for the coverage of our employees. Also reflects a payment of $13,250 in 2015 for employer matched 401(k) contributions.

(9)	Amounts reflect payments of $3,258 and $2,560 made in 2015 and 2014, respectively, for health insurance coverage of Dr. McMinn and her family members, above the amounts generally paid for the coverage of our employees. Also reflects a payment of $13,250 in 2015 for employer matched 401(k) contributions.
(10)	For fiscal 2013, Dr. Shapiro was awarded a target-based bonus of $199,500 and a special bonus of $50,000.
(11)	For fiscal 2013, Ms. Duncan was awarded a target-based bonus of $175,875 and a special bonus of $50,000.
(12)	Dr. McMinn commenced her employment with us in April 2014. Dr. McMinn was awarded a signing bonus of $50,000, of which $25,000 was paid in May 2014 and the remainder was paid in May 2015.
(13)	Dr. McMinn’s equity grants for 2014 reflect the larger amounts awarded for initial new-hire grants.
(14)	Ms. Bright joined Intercept on November 2014 as the head of Europe. She became an executive officer of our company when she was promoted to the position of Chief Commercial and Corporate Affairs Officer in February 2015. Ms. Bright’s compensation for 2014 is not provided in the table because she was not an executive officer for the 2014 period. Ms. Bright’s cash compensation is paid in the British Pound equivalent of the approved U.S. Dollar amount.
(15)	Amounts reflect the following payments: monthly car allowance of $1,725 paid to Ms. Bright under the terms of her employment agreement; employer paid pension compensation of $73,556; supplemental health coverage of $27,217; and monthly commuting costs of $1,579. See “— Narrative Disclosure to Summary Compensation Table” for more information relating to additional compensation made to Ms. Bright.
(16)	Mr. Regan departed from the service of our company in March 2015.
(17)	Mr. Regan’s prorated annual base salary for 2015 was $80,539 through his last day of employment. Mr. Regan also received other compensation of $269,999 in connection with his separation in accordance with the terms of his employment agreement as described below. See “— Narrative Disclosure to Summary Compensation Table.”
(18)	Reflects reimbursement of $9,000 made in 2015 for Mr. Regan’s apartment rent; $7,918 for health insurance coverage of Mr. Regan and his family members, above the amounts generally paid for the coverage of our employees; $14,538 for accrued paid time off and $10,507 in 2015 for employer matched 401(k) contributions.
(19)	Reflects payments of $13,194 and $29,427 made in 2014 and 2013, respectively, for Mr. Regan’s commuting costs. Also reflects the payments of $8,526 and $6,720 made in 2014 and 2013, respectively, for health insurance coverage of Mr. Regan and his family members, above the amounts generally paid for the coverage of our employees.
(20)	For fiscal 2013, Mr. Regan was awarded a target-based bonus of $167,708, after giving effect to the proration applied to reflect the commencement of his employment with us in March 2013. Mr. Regan was not awarded a special bonus for 2013.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements with Our Named Executive Officers

Mark Pruzanski, M.D. Dr. Pruzanski’s employment agreement provides for an initial term of one year with automatic renewal each year thereafter unless terminated by either us or Dr. Pruzanski. Dr. Pruzanski’s base salary, effective as of January 1, 2016, was set at $620,000 per year, subject to annual review and increase (but not decrease), as determined by our board of directors or the compensation committee. Dr. Pruzanski is also eligible to receive an annual bonus payment of up to 70% of his annual base salary, based on achievement of certain performance milestones identified by our board of directors in consultation with Dr. Pruzanski. During 2015 and 2014, Dr. Pruzanski’s base salaries were $600,000 and $550,000, respectively. Dr. Pruzanski’s 2015 salary was effective on January 1, 2015 and his 2014 salary was effective on April 1, 2014.

Dr. Pruzanski is also eligible to participate in our group benefits programs, including but not limited to medical, disability and life insurance, vacation and retirement plans, and a 401(k) plan sponsored by us. We initiated a 401(k) matching program for all of our employees in the United States, including our named executive officers, in 2015. We have agreed to pay 100% of the health insurance premiums of Dr. Pruzanski and his spouse and other dependents and an annual life insurance premium of $10,000. During 2015, 2014 and 2013, although we paid the premium for Dr. Pruzanski’s participation in our group life insurance policy, which is available generally to all employees, we did not purchase or pay premiums for any individual life insurance policy for Dr. Pruzanski. We are also required to purchase short-term and long-term disability policies insuring at least 60% of Dr. Pruzanski’s base salary.

If Dr. Pruzanski terminates his employment with us or we terminate his employment for any reason, in addition to payment of accrued compensation and benefits, Dr. Pruzanski will be entitled to an amount equal to his target bonus for the prior year, if unpaid, and the prorated portion of his target bonus for the year in which his termination occurs. In the event that Dr. Pruzanski does not renew his employment at the end of the employment term, is terminated for cause, is terminated due to death or disability, or he terminates his employment without good reason, Dr. Pruzanski will not be entitled to any severance benefits except as otherwise described below or otherwise required by law.

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

If we do not renew Dr. Pruzanski’s employment at the end of the employment term, Dr. Pruzanski is terminated by us without cause, he resigns with good reason or Dr. Pruzanski is terminated due to his death or disability, all of Dr. Pruzanski’s stock options and equity awards will vest upon the effectiveness of a release of claims in our favor and his stock options will be exercisable for up to three years from the effective date of termination unless the stock plan pursuant to which the option is granted requires earlier termination. In the event that Dr. Pruzanski does not renew his employment at the end of the employment term, Dr. Pruzanski is terminated for cause or he terminates his employment without good reason, all of his unvested equity awards and stock options will immediately be forfeited upon the effective date of such termination and all of his vested stock options will be exercisable for up to three years from the effective date of termination unless the stock plan pursuant to which the option is granted requires earlier termination.

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

Other Named Executive Officers.

The base salary of our named executive officers other than Dr. Pruzanski whom we refer to as the non-CEO named executive officers, is subject to annual review and increase (but not decrease), as determined by our board of directors and the compensation committee. Each of our non-CEO named executive officers is also eligible to receive an annual bonus based on a target percentage set by our board of directors and the compensation committee in consultation with our chief executive officer. During 2015 and 2014, Dr. Shapiro’s base salaries were $460,000 and $420,000, respectively. Dr. Shapiro’s 2015 salary was effective on January 1, 2015 and his 2014 salary was effective on April 1, 2014. During 2015 and 2014, Ms. Duncan’s base salaries were $415,000 and $385,000, respectively. Ms. Duncan’s 2015 salary was effective on January 1, 2015 and her 2014 salary was effective on April 1, 2014.

The following table sets forth the base salary and bonus target percentages for 2016 for each of our non-CEO named executive officers, other than Mr. Regan who ceased to be employed with us in March 2015:

Name	2016 Base Salary	2016 Bonus Target
David Shapiro, M.D.	$475,000	50%
Barbara Duncan	$430,000	50%
Lisa Bright	$430,000	50%
Rachel McMinn, Ph.D.	$420,000	50%

We maintain broad-based benefits that are provided to all employees, including our executive officers, such as medical, dental, group life insurance and long- and short-term disability insurance. For our U.S.-based employees, including our U.S.-based executives, we also provide a 401(k) plan. Under our 401(k) plan, we are permitted to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. Starting in 2015, we generally match an employee's contributions to the 401(k) plan up to the first five percent of the employee's salary. We provide pension, insurance and other benefits to employees and executives located outside the United States in line with those provided in their respective countries to personnel of similar level and experience. All of our executives are eligible to participate in all of our employee benefit plans available in their respective countries, in each case on the same basis as other employees. We have agreed to pay 100% of the health insurance premiums of our named executive officers and their respective spouses and other dependents. For Dr. Shapiro, we provide a monthly car allowance of $1,000. For Ms. Bright, we provide a monthly car allowance of £1,180 (approximately $1,725) and we reimburse her £1,080 (approximately $1,579) per month for commuting costs plus gross ups on the applicable tax amounts for commuting. The compensation committee in its discretion may revise, amend or add to the named executive officer's benefits and perquisites if it deems it advisable.

David Shapiro & Rachel McMinn

The employment agreements of Dr. Shapiro and Dr. McMinn provide for an initial term of one year with automatic renewal each year thereafter unless terminated by either us or them. In the event we do not renew Dr. Shapiro’s or Dr. McMinn’s employment at the end of his or her employment term, such named executive officer is terminated by us without cause, as defined in the employment agreement, or he or she resigns with good reason, as defined in the employment agreement, such named executive officer will be entitled to receive (i) 12 months of his or her base salary (paid in a single lump sum in the case of Dr. Shapiro and in accordance with regular payroll for Dr. McMinn) and (ii) continuation of participation in our group health and/or dental plan and the payment of his or her premiums for 12 months (or the cost of COBRA coverage for such period) for such named executive officer and his or her dependents covered under our group health and/or dental plan prior to termination. In the event that Dr. Shapiro or Dr. McMinn does not renew his or her employment at the end of the employment term, is terminated for cause, is terminated due to death or disability, or terminates his or her employment without good reason, such named executive officer will not be entitled to severance payments unless mutually agreed upon in writing.

If we do not renew the employment of Dr. Shapiro or Dr. McMinn at the end of their respective employment terms, such named executive officer is terminated by us without cause or he or she resigns with good reason, all of such named executive officer’s equity awards and stock options that would have vested within one year of the termination date will vest upon effectiveness of a release of claims in our favor and all vested stock options will be exercisable for up to one year from the effective date of termination unless the stock plan pursuant to which the option is granted requires earlier termination.

In the event of the termination of Dr. Shapiro’s or Dr. McMinn’s employment, in anticipation of, and/or within 12 months following, a change in control (i) by us because we do not renew such named executive officer’s employment at the end of the employment term, (ii) by us without cause or (iii) by such named executive officer for good reason, such named executive officer will be entitled to receive (a) an amount equal to 12 months of his or her then-current monthly base salary payable as a single lump sum and (b) continuation of participation in our group health and/or dental plan and the payment of his or her premiums for 12 months (or the cost of COBRA coverage for such period) for such named executive officer, his or her spouse and any dependents covered under our group health and/or dental plan prior to termination. In such instances of termination, all of such named executive officer’s unvested equity awards and stock options will, upon effectiveness of a release of claims in our favor, become fully vested and all of his or her vested stock options will be exercisable for a period of one year following the effective date of termination unless the stock plan pursuant to which the option is granted requires earlier termination.

In the event that either Dr. Shapiro or Dr. McMinn is terminated for cause or such named executive officer terminates his or her employment without good reason, all unvested equity awards and stock options granted will immediately be forfeited and all vested options will be exercisable for up to 90 days following termination unless the stock plan pursuant to which the option is granted requires earlier termination.

Receipt of the severance benefits described above is conditioned upon the Dr. Shapiro or Dr. McMinn, as the case may be, entering into a release of claims with us and the release becoming effective and irrevocable within 60 days after termination. Each of Dr. Shapiro or Dr. McMinn has acknowledged and agreed that the timing of payments may be modified by us to comply with Section 409A of the Code.

To the extent that we are required to implement a clawback policy for the incentive compensation paid to executive officers based on erroneous data contained in an accounting statement pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each of Dr. Shapiro and Dr. McMinn’s employment agreements contemplate that the terms of such policy will be incorporated into his or her employment agreement, provided that such policy applies to the other executive officers of our company.

Under the employment agreements of Dr. Shapiro and Dr. McMinn, “cause” for termination shall be deemed to exist upon (a) a good faith finding by us that (i) the named executive officer has engaged in material dishonesty, willful misconduct or gross negligence, (ii) the named executive officer has materially breached the employment agreement, or (iii) the named executive officer has breached or threatened to breach his or her invention, non-disclosure and non-solicitation agreement, and has failed to cure such conduct or breach within 30 days after his or her receipt of written notice from us, or (b) the named executive officer’s conviction or entry of nolo contendere to any crime involving moral turpitude, fraud or embezzlement, or any felony. Under the employment agreements, “good reason” is defined as a material change in duties, position, responsibilities or reporting requirements, a relocation of the named executive officer’s place of employment by more than 50 miles from his or her principal residence or place of employment immediately prior to such change or our material breach of the employment agreement.

Lisa Bright

Ms. Bright’s employment agreement, which was effective in November 2014, will continue until it is either terminated by Ms. Bright by giving us six months’ written notice, or terminated by us by giving Ms. Bright six months’ written notice. In the event that Ms. Bright is terminated for equity cause, is terminated due to death or disability, or terminates her employment without equity good reason, she will not be entitled to severance payments unless mutually agreed upon in writing.

If Ms. Bright terminates her employment for equity good reason or if she is terminated by us without equity cause or if she is terminated by reason of disability, all unvested stock options and other equity awards shall be immediately forfeited upon the effective date of her termination, provided that Ms. Bright shall have until the earlier of the expiration date of the option or one year from her termination date to exercise all vested options. In the event that Ms. Bright is terminated for equity cause or she terminates her employment without equity good reason, all unvested equity awards and stock options will immediately be forfeited.

In the event of the termination of Ms. Bright’s employment in anticipation of, and/or within 12 months following, a change in control, provided Ms. Bright executes a settlement agreement and the settlement agreement becomes effective and irrevocable within sixty days of termination, all of Ms. Bright’s unvested equity awards and stock options will immediately become fully vested and all of her vested stock options will be exercisable for a period of one year following the effective date of termination, unless the provisions contained in our equity incentive plan require earlier termination in connection with a liquidation or sale of our company.

Under Ms. Bright’s employment agreement, “equity cause” for termination shall be deemed to exist upon (a) a good faith finding by us that (i) Ms. Bright has engaged in material dishonesty, willful misconduct or gross negligence, (ii) Ms. Bright has breached or threatened to breach an agreement between herself and us related to intellectual property, non-disclosure or non-solicitation of our employees or customers, (iii) Ms. Bright has materially breached the employment agreement and failed to cure such breach within thirty (30) days after receipt of written notice of such breach of written notice from us, or (iv) Ms. Bright’s conviction or entry of nolo contendere to any crime involving fraud, bribery, embezzlement or any other criminal offense. Under the employment agreement, “equity good reason” is defined as a material change in duties, position, responsibilities or reporting requirements, a relocation of Ms. Bright’s place of employment by more than 50 miles from his or her principal residence or place of employment immediately prior to such change or our material breach of the employment agreement.

Barbara Duncan

The terms of Ms. Duncan’s employment agreement are substantially similar to those of the employment agreements of Dr. Shapiro and Dr. McMinn described above. In January 2016, as previously disclosed, Ms. Duncan announced her planned departure from her role as our chief financial officer and treasurer. In accordance with such planned departure, in February 2016, we entered into a transition agreement and release with Ms. Duncan. Pursuant to the terms of the transition agreement, Ms. Duncan will continue to serve as our chief financial officer until June 30, 2016 or such earlier date determined by our chief executive officer and mutually agreed upon by Ms. Duncan. We refer to the date of her separation as the separation date and the period of her employment as the employment period.  The parties may also agree to delay the separation date if no successor chief financial officer is in the office by June 30, 2016. During the employment period, Ms. Duncan will continue to receive her annual base salary and participate in our benefit plans and programs. Ms. Duncan is also eligible for a pro-rated bonus for 2016 equal to 40% of her pro-rated 2016 salary. Additionally, from the separation date through July 1, 2017 or a date that is one year following the separation date beyond June 30, 3016, which one year period we refer to as the consulting period, Ms. Duncan has agreed to provide consulting services to us on an as-requested basis. Compensation for the consulting period will be paid to Ms. Duncan at a rate of $500 per hour (to a maximum of $40,000 per month even if working in excess of 80 hours in such month) upon presentation of invoices in a form reasonably acceptable to us. We plan to enter into a separate consulting agreement with Ms. Duncan on or before the separation date.

In consideration of Ms. Duncan’s release of any claims against us, Ms. Duncan will be entitled to the following severance and other benefits following the end of her employment period: (i) annual base salary paid monthly for 12 months, which payments will be delayed six months in compliance with Section 409A of the Internal Revenue Code; (ii) a lump sum payment of 40% of such base salary; and (iii) reimbursement for the employer portion of the premiums for COBRA coverage for Ms. Duncan and her dependents under our company’s subsidized health benefits for a period of 12 months following the separation date or earlier if Ms. Duncan ceases to be eligible for COBRA, or chooses not to elect such coverage. Ms. Duncan will also be entitled to the following in relation to her equity awards: (a) continued vesting of options until the end of her consulting period, or initial vesting date , and accelerated vesting for all unvested time-based options that were scheduled, by their terms, to vest on or before one year following the end of her consulting period, or the extended vesting date; (b) all unvested performance based options shall be extended through the initial vesting date but will only become vested to the extent that performance targets are satisfied during that time; (c) restricted stock and restricted stock units will continue to vest through the initial vesting date, and all unvested restricted stock and restricted stock units that were scheduled, by their terms, to vest on or before the extended vesting date, will be accelerated; and (d) if there is a change in control as defined in the respective award agreements, before the end of her consulting period such that the change in control is effective within three months following the conclusion of her consulting period, any unvested options, shares of restricted stock and restricted stock units will be accelerated.

Daniel Regan

Mr. Regan left the service of our company in March 2015. Pursuant to the terms of Mr. Regan’s employment agreement, he received (i) an aggregate cash payment of $360,000 corresponding to his salary for 12 months in accordance with our regular payroll, (ii) reimbursement of $9,000 for his apartment rent, (iii) the premiums for the health and dental insurance for himself and his spouse and dependents, and (iv) the acceleration of 32,500 shares underlying the options granted in 2013, 430 shares underlying the time-vesting options granted in 2014 and 352 shares underlying the restricted stock awards granted in 2014.

Non-Competition, Confidential Information and Assignment of Inventions Agreements

Dr. Pruzanski is a party to a non-competition and non-solicitation agreement with us, which prevents him from competing with us or soliciting our employees or independent contractors during his employment and for a one-year period thereafter. In addition, each of our named executive officers has also entered into an agreement that contains provisions relating to confidential information, non-solicitation and assignment of inventions. Among other things, these provisions obligate each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and soliciting our employees and to assign to us any inventions conceived or developed during the course of employment.

2015 Fiscal Year Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to our named executive officers during 2015. All equity awards in 2015 were issued under our 2012 Plan.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards($/share)(1)	Grant Date Fair Value of Stock and Option Awards(2)
Mark Pruzanski	10/01/2015	15,100		-	$2,255,185
	10/01/2015		32,550	$161.16	$2,841,753

David Shapiro	10/01/2015	5,150	-	-	$769,153
	10/01/2015		13,100	$161.16	$1,143,686

Barbara Duncan	10/01/2015	4,050		-	$604,868
	10/01/2015		10,600	$161.16	$925,424

Rachel McMinn	10/01/2015	4,050	-	-	$604,868
	10/01/2015		10,600	$161.16	$925,424

Lisa Bright	10/01/2015	5,200	-	-	$776,620
	10/01/2015		13,450	$161.16	$1,174,242

(1)	Equal to the closing market price of our common stock on the date of grant.
(2)	The amounts in the “Grant Date Fair Value of Option Awards” column reflect the grant date fair value of option and restricted stock awards granted in 2015 calculated in accordance with ASC 718.

2015 Option Exercises and Stock Vested

The following table shows information regarding exercises of options to purchase our common stock and vesting of stock awards held by each of our named executive officer during the year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark Pruzanski	6,561	-	23,452	4,825,666
David Shapiro	22,014	-	7,898	1,625,911
Barbara Duncan	-	-	6,600	1,356,326
Rachel McMinn	-	-	1,846	439,999
Lisa Bright	-	-	2,097	385,051
Daniel Regan	5,306	-	705	156,624

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table shows grants of restricted stock units or awards, stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2015 to each of our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price ($/share)	Option Expiration Date	Number of Stock Units That Have Not Vested (#)(1)		Market Value of Stock Units That Have Not Vested ($)(2)
Name	Exercisable	Un-exercisable
(a)	(b)	(c)		(e)	(f)	(g)		(h)
Mark Pruzanski	12,500	-		9.83	7/18/2016
	8,411	-		9.83	9/18/2018
	116,628	-		8.67	8/16/2020
	34,404	-		8.67	10/13/2021
	46,158	1,082	(3)	21.50	11/16/2022
	47,396	13,845	(4)	31.90	5/7/2023
	2,747	2,654	(7)	266.01	4/11/2024
	-	22,931	(11)	266.01	4/11/2024
	-	32,550	(12)	161.16	10/01/2025
	-	-		-	-	4,868	(5)	727,036
	-	-		-	-	2,406	(6)	359,336
	-	-		-	-	2,643	(8)	394,732
	-	-		-	-	15,100	(13)	2,255,185

David Shapiro

	2,235	-		8.67	10/13/2021
	9,475	361	(3)	21.50	11/16/2022
	16,187	6,094	(4)	31.90	5/7/2023
	879	956	(7)	266.01	4/11/2024
	-	8,255	(11)	266.01	4/11/2024
	-	13,100	(12)	161.16	10/01/2025
	-	-		-	-	1,623	(5)	242,395
	-	-		-	-	937	(6)	139,941
	-	-		-	-	846	(8)	126,350
	-	-		-	-	5,100	(13)	769,153

Barbara Duncan	19,520	-		9.82	5/18/2019
	6,940	-		8.67	8/16/2020
	13,413	-		8.67	10/13/2021
	8,077	288	(3)	21.50	11/16/2022
	8,781	6,094	(4)	31.90	5/7/2023
	879	956	(7)	266.01	4/11/2024
	-	6,650	(11)	266.01	4/11/2024
	-	10,600	(12)	161.16	10/01/2025
	-	-		-	-	1,298	(5)	193,856
	-	-		-	-	937	(6)	139,941
	-	-		-	-	846	(8)	126,350
	-	-		-	-	4,050	(13)	604,868

Rachel McMinn	2,502	3,502	(9)	264.12	4/30/2024
	-	6,467	(11)	264.12	4/30/2024
	-	10,600	(12)	161.16	10/01/2025
	-	-		-	-	3,077	(10)	459,550
	-	-		-	-	4,050	(13)	604,868

Lisa Bright	2,771	7,461	(14)	155.00	11/24/2024
	-	10,839	(11)	155.00	11/24/2024
	-	13,450	(12)	161.16	10/01/2025
	-	-		-	-	6,290	(15)	939,412
	-	-		-	-	5,200	(13)	776,620

Daniel Regan	37,969	-		37.69	5/7/2023
	932	-		266.01	4/11/2025

(1)	Represents either restricted stock awards or restricted stock units, or RSUs. Each RSU represents the contingent right to receive one share of common stock upon vesting of the unit. All restricted stock awards and RSUs were granted under the 2012 Plan.
(2)	Computed in accordance with SEC rules as the number of unvested restricted stock awards or RSUs multiplied by the closing market price of our common stock at the end of the 2015 fiscal year, which was $149.35 on December 31, 2015 (the last business day of the 2015 fiscal year). This amount does not represent our accounting expense for these awards during the year and does not correspond to the actual cash value that may be recognized. The actual value (if any) to be realized by the officer depends on whether the restricted stock awards or RSUs vest and the future performance of our common stock.
(3)	Shares underlying these options vested fully on January 1, 2016.
(4)	Shares underlying the options vest pro rata on a monthly basis through January 1, 2017, subject to the terms and conditions of the award and the 2012 Plan.
(5)	The remainder of the shares underlying the RSUs were fully vested on January 1, 2016.
(6)	The remainder of the shares underlying the RSUs vest pro rata on a quarterly basis through January 1, 2017, subject to the terms and conditions of the award and the 2012 Plan.
(7)	The remainder of the shares underlying this option vest pro rata on a monthly basis through January 1, 2018, subject to the terms and conditions of the award and the 2012 Plan.
(8)	The remainder of the shares underlying the restricted stock awards vest pro rata on every subsequent three-month anniversary of the initial vesting date through January 1, 2018, subject to the terms and conditions of the award and the 2012 Plan.
(9)	The remainder of the shares underlying this option vest pro rata on a monthly basis through April 30, 2018, subject to the terms and conditions of the award and the 2012 Plan.
(10)	25% of the shares underlying these restricted stock awards vested on April 30, 2015, and the remainder of the shares underlying the restricted stock awards vest pro rata on each three-month anniversary thereof through April 30, 2018, subject to the terms and conditions of the award and the 2012 Plan.
(11)	The shares underlying this option to purchase common stock vest upon the achievement of certain regulatory milestones related to OCA at future dates.
(12)	25% of the shares underlying this option vested on January 1, 2016, and the remainder of the shares underlying this option vest pro rata on a monthly basis through January 1, 2019, subject to the terms and conditions of the award and the 2012 Plan.
(13)	25% of the shares underlying these restricted stock awards vested on January 1, 2016, and the remainder of the shares underlying the restricted stock awards vest pro rata on each three-month anniversary thereof through January 1, 2019, subject to the terms and conditions of the award and the 2012 Plan.
(14)	25% of the shares underlying this option vested on November 24, 2015, and the remainder of the shares underlying this option vest pro rata on a monthly basis through November 24, 2018, subject to the terms and conditions of the award and the 2012 Plan.
(15)	25% of the shares underlying these restricted stock awards vested on November 24, 2015, and the remainder of the shares underlying the restricted stock awards vest pro rata on every subsequent three-month anniversary of the initial vesting date through November 24, 2018, subject to the terms and conditions of the award and the 2012 Plan.

Potential Payments Upon Termination or Change in Control

The following tables set forth information regarding potential payments that each named executive officer who was serving as an executive officer as of December 31, 2015 would have received if the named executive officer’s employment had terminated as of December 31, 2015 under the circumstances set forth below. See “Narrative Disclosure to Summary Compensation Table” for a narrative description of the compensation to which any of our named executive officers would be entitled to upon termination.

The value of stock options with accelerated vesting represents the value of unvested stock options, calculated by multiplying the number of shares subject to the accelerated portion of the option by the amount (if any) by which $149.35, the closing market price of our common stock on December 31, 2015, exceeds the exercise price of such option. The value of RSUs and restricted stock grants is calculated by multiplying the number of shares subject to acceleration by $149.35, the closing price of our common stock on December 31, 2015.

Non-Renewal by Company or Termination Without Cause or For Good Reason Without Change in Control

Name	Cash Payment	Value of Equity Accelerated	Other Benefits
Mark Pruzanski	1,104,617	5,942,213	4,627
David Shapiro	531,583	1,453,859	4,627
Barbara Duncan	450,083	1,324,150	7,918
Rachel McMinn	413,190	448,498	3,258
Lisa Bright	201,718	-	-

Termination Due to Disability Without Change in Control

Name	Cash Payment	Value of Equity Accelerated	Other Benefits
Mark Pruzanski	697,200	5,942,213	4,627
David Shapiro	71,583	-	-
Barbara Duncan	35,083	-	-
Rachel McMinn	23,190	-	-
Lisa Bright	201,718	-	-

Termination Due to Death Without Change in Control

Name	Cash Payment	Value of Equity Accelerated	Other Benefits
Mark Pruzanski	97,200	5,942,213	-
David Shapiro	71,583	-	-
Barbara Duncan	35,083	-	-
Rachel McMinn	23,190	-	-
Lisa Bright	3,718	-	-

Non-Renewal by Company or Termination Without Cause or For Good Reason Upon Change in Control

Name	Cash Payment	Value of Equity Accelerated	Other Benefits
Mark Pruzanski	2,112,034	5,942,213	9,254
David Shapiro	531,583	2,039,733	4,627
Barbara Duncan	450,083	1,762,492	7,918
Rachel McMinn	413,190	1,064,417	3,258
Lisa Bright	201,718	1,716,032	-

Director Compensation

The following table sets forth the compensation we paid to our non-employee directors during 2015.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)(4)	Option Awards(3)(5)	Total
Srinivas Akkaraju, M.D., Ph.D.(6)(8)	$52,473	$116,525	$172,347	$341,345
Luca Benatti, Ph.D.(6)(8)	47,240	116,525	172,347	336,112
Paolo Fundaro(6)(8)	53,140	116,525	172,347	342,012
Sanj K. Patel(8)	40,531	-	-	40,531
Gino Santini(7)(8)	5,555	227,599	349,360	582,514
Glenn Sblendorio(6)(8)	48,193	116,525	172,347	337,065
Jonathan T. Silverstein(6)(8)	66,749	116,525	172,347	355,621
Klaus Veitinger, M.D., Ph.D. (6)(8)	47,860	116,525	172,347	336,732
Daniel Welch (7)(8)	5,118	227,599	349,360	582,077
Nicole S. Williams(8)	49,538	-	-	49,538

(1)	Dr. Pruzanski has been omitted from this table because he received no compensation for serving on our board of directors. Dr. Pruzanski’s compensation as President and Chief Executive Officer for 2015 is detailed in “— Summary Compensation Table” above. Messrs. Santini and Welch joined our board of directors in November 2015. Mr. Patel and Ms. Williams left the service of our board of directors in November 2015 upon the completion of our 2015 annual meeting of stockholders.
(2)	Includes the annual retainer paid to each director.
(3)	The amounts in these columns represent the aggregate grant date fair value of stock awards and option awards granted to the director during 2015 computed in accordance with FASB ASC Topic 718. See Note 12 of the notes to our consolidated financial statements in our annual report on Form 10-K filed with the SEC on February 29, 2016 for a discussion of assumptions made by us in determining the grant date fair value of our equity awards.
(4)	During the year ended December 31, 2015, the above-listed directors received restricted stock awards for the following number of shares of our common stock: Dr. Akkaraju (650); Dr. Benatti (650); Mr. Fundaro (650); Mr. Santini (1,300); Mr. Sblendorio (650); Mr. Silverstein (650); Dr. Veitinger (650); and Mr. Welch (1,300). The restricted stock grants in 2015 to our outside directors were made under the 2012 Plan.
(5)	During the year ended December 31, 2015, we granted to our non-employee directors options to purchase common stock at an exercise price of $183.62 per share in the following amounts: Dr. Akkaraju (1,750); Dr. Benatti (1,750); Mr. Fundaro (1,750); Mr. Santini (3,500); Mr. Sblendorio (1,750); Mr. Silverstein (1,750); Dr. Veitinger (1,750); and Mr. Welch (3,500). The options grants in 2015 to our outside directors were made under the 2012 Plan.
(6)	All of the shares of common stock underlying the options and restricted stock awards will vest in July 2016, subject to the terms and conditions of the 2012 Plan; provided, however, that if the 2016 annual meeting of stockholders is held prior to the one year anniversary date from the grant, the equity grants will vest as of the close of business on the day immediately preceding such annual meeting date. The grants will vest in full immediately prior to a change in control of our company.

(7)	All of the shares of common stock underlying the options and restricted stock awards will vest annually over three years on the anniversary date the director was first elected or appointed to our board of directors, subject to the terms and conditions of the 2012 Plan and our non-employee director compensation policy; provided, however, if the next subsequent annual stockholder meeting date (starting from the annual stockholder meeting date in the year after the initial equity grants are made) is held prior to the anniversary in that year, the annual vesting for such year will occur on the day immediately preceding the date of the annual stockholder meeting date in such year, subject to the non-employee director’s continued service on our board. The grants will vest in full immediately prior to a change in control of our company.

(8)	As of December 31, 2015, our directors and former directors had outstanding options to purchase common stock and outstanding restricted stock units or awards as set forth below:

Name	Stock Options	Restricted Stock
Srinivas Akkaraju, M.D., Ph.D.	8,004	650
Luca Benatti, Ph.D.	2,301	951
Paolo Fundaro	10,754	650
Sanj K. Patel	184	-
Gino Santini	3,500	1,300
Glenn Sblendorio	2,301	951
Jonathan Silverstein	15,327	650
Klaus Veitinger, M.D., Ph.D.	9,977	650
Daniel Welch	3,500	1,300
Nicole Williams	20,070	-

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

In February 2016, our board of directors adopted a revised non-employee director compensation policy. Pursuant to the revised policy, our non-employee directors will receive the following cash compensation for service on our board of directors and our board committees effective as of the date of adoption:

Board of Directors or Committee of Board of Directors	Annual Retainer Amount for Chair	Annual Retainer Amount for Other Members
Board of Directors	$75,000	$50,000
Audit Committee	$20,000	$10,000
Compensation Committee	$15,000	$7,500
Nominating and Governance Committee	$10,000	$5,000
R&D Committee	$10,000	$5,000

In addition, our non-employee directors who have served on our board of directors for at least six months prior to an annual meeting of stockholders will receive options to purchase common stock and shares of restricted stock based on the following valuations:

Stock Options	Restricted Stock
$232,045	$174,787

The equity grants will vest on the one-year anniversary of the date of grant, subject to the non-employee director’s continued service on our board of directors; provided, however, that if the next subsequent annual meeting of stockholders is held prior to the one year anniversary date from the grant, the equity grants shall vest as of the close of business on the day immediately preceding such annual meeting date, subject to the non-employee director’s continued service on our board. The grants will vest in full immediately prior to a change in control of our company.

Newly appointed non-employee directors will be granted a non-qualified stock option under the 2012 Plan to purchase shares of our common stock equivalent to $464,090 in value and shares of restricted stock equivalent to $349,575 in value. The grant will be made automatically and without any action on the part of our board of directors on the first annual meeting of stockholders immediately following the appointment of the new non-employee director; provided, however, that if the new non-employee director is initially elected at an annual meeting, the date of grant will be the annual meeting date upon which the non-employee director was initially elected to our board of directors. The equity grants will vest annually over three years on the anniversary of the date the non-employee director was first elected or appointed to our board of directors, subject to the non-employee director’s continued service on our board of directors; provided, however, if the next subsequent annual meeting date (starting from the annual meeting date in the year after the initial equity grants are made) is held prior to the anniversary date in that year, the annual vesting for such year will occur on the day immediately preceding the date of the annual meeting in such year, subject to the non-employee director’s continued service on our board of directors. The grants will vest in full immediately prior to a change in control of our company.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	1,541,164	(1)	$108.49	1,223,693	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	1,541,164		108.49	1,223,693

(1)	Consists of options to purchase 257,837 shares of common stock under our 2003 Stock Incentive Plan, or 2003 Plan, and options to purchase 1,104,747 shares of common stock and RSUs and restricted stock awards for 178,580 shares of common stock under our 2012 Plan.

(2)	Consists of shares available under our 2012 Plan, as no shares are available under our 2003 Plan. Our 2012 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year. The annual increase in the number of shares shall be equal to the lowest of: (i) 1,211,533 shares of our common stock; (ii) 4% of the number of shares of our common stock outstanding as of such date; and (iii) an amount determined by our board of directors or compensation committee. On January 1, 2016, pursuant to the evergreen provision, the number of available shares under the 2012 Plan was increased by 976,101 shares.

Compensation Committee Interlocks and Insider Participation

Until Mr. Patel’s departure from our board of directors in November 2015 after our annual meeting, our compensation committee was composed of Drs. Akkaraju and Veitinger and Messrs. Fundaro and Patel. Since December 2015, our compensation committee has been composed of Drs. Akkaraju and Veitinger and Messrs. Santini and Welch. No member of our compensation committee during fiscal 2015 has at any time been an officer or employee of ours. None of our executive officers serves as a member of another entity’s board of directors or compensation committee, or other committee serving an equivalent function that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally restricts deductibility for federal income tax purposes of annual individual compensation in excess of $1 million paid to each of the chief executive officer and the three other most highly compensated executive officers (other than the chief financial officer) if certain conditions are not satisfied. Qualified “performance-based compensation” is not subject to the deduction limitation if specified requirements are met. The compensation committee is informed about the tax deductibility and accounting treatment of compensation when making its compensation determinations. The compensation committee’s general policy is to develop and maintain compensation programs that effectively attract, motivate and retain exceptional executives in a highly competitive environment, which may include payments that might not be deductible if the compensation committee believes they are in the best interests of our company and our stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2016, by:

•	our named executive officers;

•	each of our directors;

•	all of our current directors and executive officers as a group; and

•	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2016, pursuant to derivative securities, such as options, warrants or restricted stock units, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 24,595,270 shares of common stock outstanding as of April 15, 2016.

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

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Mark Pruzanski, M.D.(1)	836,500	3.4%
David Shapiro, M.D.(2)	84,804	*
Barbara Duncan(3)	95,081	*
Rachel McMinn, Ph.D. (4)	21,098	*
Lisa Bright(5)	27,707	*
Srinivas Akkaraju, M.D., Ph.D.(6)	16,796	*
Luca Benatti, Ph.D. (7)	2,126	*
Paolo Fundaro(8)	17,875	*
Gino Santini (9)	1,300	*
Glenn Sblendorio(10)	1,286	*
Jonathan Silverstein(11)	1,135,140	4.6%
Klaus Veitinger, M.D., Ph.D.(12)	11,043	*
Daniel Welch (13)	1,300	*
All current executive officers and directors as a group (13 persons)(14)	2,252,076	9.1%
Five Percent Stockholders
Genextra S.p.A.(15)	6,454,953	26.2%
FMR LLC(16)	3,649,728	14.8%
Carmignac Gestion(17)	1,319,887	5.4%
Capital World Investors (18)	1,567,537	6.4%
Ameriprise Financial, Inc. (19)	2,863,068	11.6%

*Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	Consists of 546,804 shares of common stock (including 35,737 shares underlying unvested restricted stock awards with voting rights) and options to purchase 289,696 shares of common stock that are exercisable within 60 days of April 15, 2016.

(2)	Consists of 47,984 shares of common stock (including 11,999 shares underlying unvested restricted stock awards with voting rights) and options to purchase 36,820 shares of common stock that are exercisable within 60 days of April 15, 2016.

(3)	Consists of 30,386 shares of common stock (including 9,642 shares underlying unvested restricted stock awards with voting rights) and options to purchase 64,695 shares of common stock that are exercisable within 60 days of April 15, 2016.

(4)	Consists of 14,217 shares of common stock (including 12,253 shares underlying unvested restricted stock awards with voting rights) and options to purchase 6,881 shares of common stock that are exercisable within 60 days of April 15, 2016.

(5)	Consists of 19,106 shares of common stock (including 17,141 shares underlying unvested restricted stock awards with voting rights) and options to purchase 8,601 shares of common stock that are exercisable within 60 days of April 15, 2016.

(6)	Consists of 10,542 shares of common stock (including 650 shares underlying unvested restricted stock awards with voting rights) and options to purchase 6,254 shares of common stock that are exercisable within 60 days of April 15, 2016.

(7)	Consists of 1,942 shares of common stock (including 951 shares underlying unvested restricted stock awards with voting rights) and options to purchase 184 shares of common stock that are exercisable within 60 days of April 15, 2016.

(8)	Consists of 8,871 shares of common stock (including 650 shares underlying restricted stock awards with voting rights) and options to purchase 9,004 shares of common stock that are exercisable within 60 days of April 15, 2016.

(9)	Consists of 1,300 shares of common stock underlying unvested restricted stock awards with voting rights.

(10)	Consists of 1,102 shares of common stock (including 951 shares underlying unvested restricted stock awards with voting rights) and options to purchase 184 shares of common stock that are exercisable within 60 days of April 15, 2016.

(11)	Consists of (a) 1,120,324 shares of common stock owned by OrbiMed Private Investments IV, LP and (b) 1,259 shares of common stock (including 650 shares underlying unvested restricted stock awards with voting rights) and options to purchase 13,557 shares of common stock that are exercisable within 60 days of April 15, 2016 that are held directly by Mr. Silverstein. Mr. Silverstein disclaims beneficial ownership of the shares owned by OrbiMed Private Investments IV, LP, except to the extent of his pecuniary interest therein, if any. OrbiMed Capital GP IV LLC is the general partner of OrbiMed Private Investments IV, LP and OrbiMed Advisors LLC is the managing member of OrbiMed Capital GP IV LLC. Samuel D. Isaly is the managing member of and owner of a controlling interest in OrbiMed Advisors LLC and may be deemed to have voting and investment power over the shares held by OrbiMed Private Investments IV, LP noted above. Each of OrbiMed Capital GP IV LLC, OrbiMed Advisors LLC and Mr. Isaly disclaims beneficial ownership of such shares, except to the extent of its or his pecuniary interest therein, if any. Mr. Silverstein is a member of OrbiMed Advisors LLC and is obligated to transfer any shares issued under any equity grants made to him to OrbiMed Advisors LLC and certain of its related entities. The address for OrbiMed Private Investments IV, LP is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(12)	Consists of 2,816 shares of common stock (including 650 shares underlying unvested restricted stock awards with voting rights) and options to purchase 8,227 shares of common stock that are exercisable within 60 days of April 15, 2016.

(13)	Consists of 1,300 shares of common stock underlying unvested restricted stock awards with voting rights.

(14)	Consists of (a) 1,807,953 shares of common stock beneficially owned by our officers and directors (including 93,874 shares underlying unvested restricted stock awards with voting rights) and (b) options to purchase 444,123 shares of common stock beneficially owned by our officers and directors which are exercisable within 60 days of April 15, 2016.

(15)	Represents shares of common stock owned by Genextra S.p.A. Francesco Micheli is the executive director of Genextra S.p.A. and, in such capacity, Mr. Micheli exercises voting control over the shares of common stock owned by Genextra S.p.A. and investment control over such shares as authorized by the board of directors of Genextra S.p.A. Mr. Micheli disclaims beneficial ownership with respect to any such shares, except to the extent of his pecuniary interest therein, if any. The address of each of Genextra S.p.A. and its affiliates is Via G. De Grassi, 11, 20123 Milan, Italy. Information relating to Mr. Micheli is based on Amendment No. 2 to Schedule 13G/A of Genextra S.p.A. filed with the SEC on February 17, 2015.

(16)	Based on information supplied by FMR LLC on Schedule 13G/A filed with the SEC on February 12, 2016. Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act ("Fidelity Funds") advised by Fidelity Management & Research Company ("FMR Co"), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. The address of FMR LLC and its affiliates is 245 Summer Street, Boston, Massachusetts 02210.

(17)	Carmignac Gestion is an investment adviser organized under the laws of France with its address at 24 Place Vendome, Paris, France 75001. Information relating to Carmignac Gestion is based on its Schedule 13G/A filed with the SEC on February 9, 2016.

(18)	Based on information supplied by Capital World Investors on Schedule 13G filed with the SEC on February 12, 2016. Capital World Investors is a division of Capital Research and Management Company (CRMC). Capital World Investors is deemed to be the beneficial owner of 1,567,537 shares of common stock as a result of CRMC acting as an investment advisor to various investment companies under Section 8 of the Investment Company Act of 1940. The address of Capital World Investors is 333 South Hope St., Los Angeles, CA 90071.

(19)	Based on information supplied by Ameriprise Financial, Inc. on Schedule 13G filed with the SEC on January 8, 2016. Ameriprise Financial, Inc. (“AFI”), is the parent holding company of Columbia Management Investment Advisors, LLC (“CMIA”), an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) of the SEC. CMIA is the investment advisor to Columbia Select Large Cap Growth Fund (the “Fund”), an investment company in accordance with Rule 13d-1(b)(1)(ii)(D) of the SEC. CMIA and AFI do not directly own the shares of common stock. As the investment advisor to the Fund and various other unregistered and registered investment companies and other managed accounts, CMIA may be deemed to beneficially own the shares reported by the Fund. Accordingly, the shares reported by CMIA include those shares separately reported by the Fund. As the parent holding company of CMIA, AFI may be deemed to beneficially own the shares reported by CMIA. Accordingly, the shares reported by AFI include those shares separately reported by CMIA. The address of AFI is 145 Ameriprise Financial Center, Minneapolis MN 55474.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the director and executive officer compensation arrangements discussed above in “Executive and Director Compensation,” since January 1, 2015, we have not engaged in any transactions in which the amount involved exceeded $120,000 and in which any director, executive officer or holder of more than 5% of our voting securities, whom we refer to as our principal stockholders, or affiliates or immediate family members of our directors, executive officers and principal stockholders, had or will have a material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the years ended December 31, 2015 and December 31, 2014, and fees billed for other services rendered by KPMG LLP during those periods.

(in thousands)	2015	2014
Audit fees	$688	$394
Audit related fees	—	—
Tax fees	25	48
All other fees	141	—
Total	$854	$442

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

The audit committee regularly evaluates the performance of KPMG LLP. In 2015, our audit committee reviewed KPMG LLP’s work relating to our annual and quarterly financial statements, along with KPMG LLP’s work relating to our public offerings completed in 2015.

All fees described in the table above were approved by our audit committee for the fiscal year ended December 31, 2015 and 2014, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Amendment on Form 10-K/A or as part of the Original Filing filed with the Securities and Exchange Commission on February 29, 2016:

(1) Financial Statements:  See Index to Consolidated Financial Statements in Item 15 of the registration’s Original Filing filed with the Securities and Exchange Commission on February 29, 2016.

(2) Financial Statement Schedules:  None

(3) Exhibits.  The exhibits filed as part of the Original Filing on Form 10-K, along with certain updates to such exhibits, are set forth on the Exhibit Index immediately following the signatures to this Amendment. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2016	INTERCEPT PHARMACEUTICALS, INC.

/s/ Mark Pruzanski, M.D.
Mark Pruzanski
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	10/16/12	001-35668
3.1.2	Amendment to Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	07/22/2014	001-35668
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	02/17/16	001-35668
4.1	Form of Common Stock Certificate of the Registrant		Form S-8 (Exhibit 4.3)	11/07/12	333-184810
4.2	Third Amended and Restated Stockholders Agreement by and among the Registrant, the holders of the Registrant’s convertible preferred stock, the Registrant’s founders and certain other investors, dated August 9, 2012		Form S-1 (Exhibit 4.2)	09/04/12	333-183706

Equity Compensation Plans
10.1.1	Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.1)	09/04/12	333-183706
10.1.2	Form of Nonstatutory Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.2)	09/04/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1.3	Form of Incentive Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.3)	09/04/12	333-183706
10.1.4	Amendment to Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.4)	09/04/12	333-183706
10.2.1	Form of 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.1)	09/27/12	333-183706
10.2.2	Form of Stock Option Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	09/27/12	333-183706
10.2.3	Form of Stock Option Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	09/27/12	333-183706
10.2.4	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.4)	09/27/12	333-183706
10.2.5	Form of Restricted Stock Unit Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.5)	09/27/12	333-183706
10.2.6	Form of Restricted Stock Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.3)	05/09/14	001-35668
10.2.7	Form of Restricted Stock Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.4)	05/09/14	001-35668
10.3	Non-Employee Director Compensation Policy+		Form 8-K (Exhibit 10.1)	02/17/16	001-35668

Agreements with Executive Officers and Directors
10.4.1	Amended and Restated Employment Agreement by and between the Registrant and Mark Pruzanski, dated May 14, 2013+		Form 10-Q (Exhibit 10.5)	05/14/13	001-35668
10.4.2	Non-Competition and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated June 20, 2006+		Form S-1 (Exhibit 10.4.2)	09/04/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.4.3	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Mark Pruzanski, dated December 31, 2009+		Form S-1 (Exhibit 10.4.3)	09/04/12	333-183706
10.5.1	Amended and Restated Employment Agreement by and between the Registrant and Barbara Duncan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.12)	05/14/13	001-35668
10.5.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and Barbara Duncan, effective as of May 16, 2009+		Form S-1 (Exhibit 10.5.2)	09/04/12	333-183706
10.6.1	Amended and Restated Employment Agreement by and between the Registrant and David Shapiro, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.11)	05/14/13	001-35668
10.6.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between the Registrant and David Shapiro, dated March 31, 2008+		Form S-1 (Exhibit 10.6.2)	09/04/12	333-183706
10.7	Employment Agreement by and between the Registrant and Rachel McMinn, effective as of April 30, 2014+		Form10-Q (Exhibit 10.2)	05/09/14	001-35668
10.8	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		Form S-1 (Exhibit 10.7)	09/04/12	333-183706
10.9	Services Agreement by and between the Registrant and Lisa Bright, effective as of October 13, 2014		Form 10-Q (Exhibit 10.1)	05/11/15	001-35668

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Lease Agreements
10.9	Lease Agreement between Jamestown 405 West 15th Street, L.P. and the Registrant, dated October 15, 2013		Form 8-K (Exhibit 10.1)	10/21/13	001-35668
10.10	Lease Agreement between The Irvine Company LLC and the Registrant, dated May 1, 2014		Form 8-K (Exhibit 10.1)	05/07/14	001-35668
10.11	Underlease between the Registrant and Merck Sharp & Dohme Limited, dated February 19, 2015		Form 8-K (Exhibit 10.1)	02/24/15	001-35668
10.12	Underlease between the Registrant, Intercept Pharma Europe, Ltd. and Performing Right Society, Ltd., dated January 22, 2016		Form 10-K (Exhibit 10.12)	02/29/16	001-35668
10.13	Office Sublease between the Registrant and Restoration Hardware, Inc., dated February 23, 2016		Form 10-K (Exhibit 10.13)	02/29/16	001-35668

Agreements with Respect to Collaborations, Licenses, Research and Development
10.14	License Agreement by and between the Registrant and Sumitomo Dainippon Pharma Co. Ltd., dated March 29, 2011*		Amendment No. 1 to Form S-1 (Exhibit 10.10)	09/27/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Other Exhibits
21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	02/29/16	001-35668
23.1	Consent of KPMG LLP, independent registered public accounting firm		Form 10-K (Exhibit 23.1)	02/29/16	001-35668
31.1	Certification of the Chief Executive Officer		Form 10-K (Exhibit 31.1)	02/29/16	001-35668
31.2	Certification of the Chief Financial Officer		Form 10-K (Exhibit 31.2)	02/29/16	001-35668
31.3	Certification of the Chief Executive Officer	X
31.4	Certification of the Chief Financial Officer	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			02/29/16	001-35668
101

The following materials from Intercept Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity,

(iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

			Form 10-K (Exhibit 101)	02/29/16	001-35668

(+)	Management contract or compensatory plan or arrangement.

(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.