Form 10-Q
period 2016-06-30
INTERCEPT PHARMACEUTICALS INC
filed 2016-08-09
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, there were 24,726,376 shares of common stock, $0.001 par value per share, outstanding.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to successfully commercialize Ocaliva® (obeticholic acid, or OCA) in primary biliary cholangitis, or PBC, and our ability to maintain our regulatory approval of Ocaliva in PBC in the United States;
•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain and maintain regulatory approval of OCA in PBC in countries outside the United States and in indications other than PBC and any other product candidates we may develop such as INT-767;
•	conditions that may be imposed by regulatory authorities on our marketing approvals for our product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings in the label of any approved product candidates;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to successfully commercialize OCA in indications other than PBC and our other product candidates;
•	the size and growth of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products, which may be affected by the reimbursement that our products receive from payors;
•	the success of competing drugs that are or become available;
•	the election by our collaborators to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, future revenues and capital requirements and the accuracy thereof;
•	our use of our cash and short term investments; and
•	our ability to attract and retain key scientific or management personnel.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q presents projected adjusted operating expense, which is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in addition to, but not as a substitute for, operating expense that we prepare and announce in accordance with GAAP. We exclude certain items from adjusted operating expense, such as the anticipated $45 million net expense for the settlement of the purported securities class action lawsuit, stock-based compensation and other non-cash items, that management does not believe affect our basic operations and that do not meet the GAAP definition of unusual or non-recurring items. Other than the net class action lawsuit settlement amount, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. A reconciliation of projected non-GAAP adjusted operating expense to operating expense calculated in accordance with GAAP is not available on a forward-looking basis without unreasonable effort due to an inability to make accurate projections and estimates related to certain information needed to calculate, for example, future stock-based compensation expense. Management also uses adjusted operating expense to establish budgets and operational goals and to manage our company’s business. Other companies may define this measure in different ways. We believe this presentation provides investors and management with supplemental information relating to operating performance and trends that facilitate comparisons between periods and with respect to projected information.

PART I

Item 1. FINANCIAL STATEMENTS

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$51,701	$32,742
Restricted cash	45,000	-
Investment securities, available-for-sale	387,786	595,313
Prepaid expenses and other current assets	20,781	13,638
Total current assets	505,267	641,693
Fixed assets, net	12,530	10,047
Security deposits	6,377	4,018
Total assets	$524,174	$655,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$42,693	$45,591
Litigation settlement	55,000	-
Short-term portion of deferred revenue	4,462	1,782
Total current liabilities	102,155	47,373
Long-term liabilities:
Long-term portion of deferred revenue	5,345	6,236
Total liabilities	107,500	53,609
Stockholders’ equity:
Common stock 35,000,000 shares authorized; 24,675,929, and 24,391,430 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively; par value $0.001 per share	25	24
Additional paid-in capital	1,317,412	1,300,008
Accumulated other comprehensive income (loss), net	(1,160)	(2,253)
Accumulated deficit	(899,603)	(695,630)
Total stockholders’ equity	416,674	602,149
Total liabilities and stockholders’ equity	$524,174	$655,758

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Revenue:
Product revenue, net	$75	$-	$75	$-
Licensing revenue	5,445	445	5,891	1,891
Total revenue	5,520	445	5,966	1,891

Costs and expenses:
Research and development	41,340	28,295	78,753	56,260
General and administrative	42,275	20,974	132,707	34,112
Total costs and expenses	83,615	49,269	211,460	90,372
Other income (expense):
Other income, net	796	930	1,521	1,201
	796	$930	1,521	1,201
Net loss	$(77,299)	$(47,894)	$(203,973)	$(87,280)
Net loss per share:
Basic and diluted	$(3.14)	$(1.99)	$(8.31)	$(3.78)

Weighted average shares outstanding:
Basic and diluted	24,611,631	24,014,092	24,553,239	23,100,222

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(77,299)	$(47,894)	$(203,973)	$(87,280)

Other comprehensive loss:

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	305	(895)	2,038	(682)
Reclassification for recognized gains (losses) on marketable investment securities during the period	29	-	(51)	2
Net unrealized gains (losses) on marketable investment securities	$334	$(895)	$1,987	$(680)
Foreign currency translation adjustments	(368)	338	(894)	176

Comprehensive loss	$(77,333)	$(48,451)	$(202,881)	$(87,784)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(203,973)	$(87,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	14,497	16,369
Depreciation	1,544	646
Amortization of investment premium	2,664	2,595
Changes in:
Prepaid expenses, other current assets and security deposits	(9,501)	(3,581)
Accounts payable, accrued expenses and other current liabilities	(2,898)	8,547
Litigation settlement	55,000	-
Deferred revenue	1,790	(891)
Net cash used in operating activities	(140,877)	(63,595)
Cash flows from investing activities:
Purchases of investment securities	(35,318)	(524,054)
Sales of investment securities	242,117	96,418
Litigation settlement (Restricted cash)	(45,000)	-
Purchases of equipment, leasehold improvements, and furniture and fixtures	(4,187)	(4,177)
Net cash provided by (used in) investing activities	157,612	(431,813)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	-	558,930
Proceeds from exercise of options	2,906	4,536
Net cash provided by financing activities	2,906	563,466
Effect of exchange rate changes	(682)	176
Net increase in cash and cash equivalents	18,959	68,234
Cash and cash equivalents – beginning of period	32,742	20,023
Cash and cash equivalents – end of period	$51,701	$88,257

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

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

Product Revenue, Net

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue on the balance sheet until such time that all criteria are met.

Beginning in June 2016, subsequent to the U.S. Food and Drug Administration (FDA) approval of Ocaliva® (obeticholic acid) for the treatment of primary biliary cirrhosis (PBC) in May 2016, the Company sells Ocaliva in the United States principally to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as the Company’s customers.

The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. Given the Company’s limited sales history for Ocaliva and the inherent uncertainties in estimating product returns, the Company has determined that the shipments of Ocaliva made to its customers thus far do not meet the criteria for revenue recognition at the time of shipment. Accordingly, the Company recognizes revenue when the product is sold through by its customers, provided all other revenue recognition criteria are met. The Company invoices its customers upon shipment of Ocaliva to them and records accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. The Company then recognizes revenue when Ocaliva is sold through as specialty pharmacies dispense product directly to the patients.

The Company recognized net sales of Ocaliva for the second quarter 2016 of $75 thousand pursuant to the product launch in June 2016. The Company also recorded $2.7 million in deferred revenues on its balance sheet, which represents product shipped to distributors, but not sold through as of June 30, 2016.

The Company has written contracts with each of its customers and delivery occurs when the customer receives Ocaliva. The Company evaluates the creditworthiness of each of its customers to determine whether collection is reasonably assured. In order to conclude that the price is fixed and determinable, the Company must be able to (i) calculate its gross product revenues from the sales to its customers and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its customers for Ocaliva. The Company estimates its net product revenues by deducting from its gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, and (iii) estimated costs of incentives offered to certain indirect customers including patients.

Trade Allowances

The Company provides invoice discounts on Ocaliva sales to certain of its customers for prompt payment and pays fees for certain distribution services, such as fees for certain data that its customers provide to the Company. The Company deducts the full amount of these discounts and fees from its gross product revenues at the time such discounts and fees are earned by such customers.

Rebates and Discounts

The Company contracts with Centers for Medicare & Medicaid Services (CMS) and other government agencies to make Ocaliva available to eligible patients. As a result, the Company estimates any rebates and discounts and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs. Government rebates that are invoiced directly to the Company are recorded in accrued liabilities on the condensed consolidated balance sheet. Gross-to-net adjustments were insignificant for the period ended June 30, 2016.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for PBC patients whom reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. The Company records each period the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients.

3.	Significant Agreements

Sumitomo Dainippon Pharma Co, Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon to research, develop and commercialize obeticholic acid (OCA) as a therapeutic for the treatment of primary biliary cirrhosis, recently renamed primary biliary cholangitis (PBC) and nonalcoholic steatohepatitis (NASH) in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments of up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval of OCA for NASH in Japan, $10.0 million for receiving marketing approval of OCA for NASH in China, and $5.0 million for receiving marketing approval of OCA for PBC in the United States, which was recently achieved upon the FDA approval of Ocaliva for the treatment of PBC in May 2016. As of June 30, 2016, the Company had achieved $6.0 million of the development milestones under its collaboration agreement with Sumitomo Dainippon. The sales milestones are based on aggregate sales amounts of OCA in the Sumitomo Dainippon territory and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. The Company has determined that each potential future development, regulatory and sales milestone is substantive. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon has the option to add several other Asian countries to its territory to pursue OCA for additional indications. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories. Sumitomo Dainippon is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the Sumitomo Dainippon territory.

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and payments made in respect of the Korea option are being recognized ratably over this period. During the three months ended June 30, 2016 and 2015, the Company recorded licensing revenue of approximately $5.4 million and $0.4 million, respectively, and during the six months ended June 30 2016 and 2015, the Company recorded revenue of approximately $5.9 million and $1.9 million, respectively.

Leases

In January 2016, Intercept Pharma Europe Ltd. (IPEL), a wholly owned subsidiary of the Company, entered into an underlease with Performing Right Society, Ltd., for additional office space in the King’s Cross area of London, United Kingdom. The Company is the guarantor to the underlease. The underlease provides IPEL with an additional 8,549 square feet of space. The lease term is anticipated to end in May 2024. The annual rent is approximately £726,665 (or approximately $1.0 million), payable quarterly. IPEL is also required to pay value added tax (VAT) on the rent. IPEL will be responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by them. As security for the underlease, IPEL has provided the landlord with a rent deposit in an amount equal to twelve months’ rent, plus applicable VAT. The underlease is subject to an “upwards only” open market rent review of the market rent with review to take place in June 2019.

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

Security for these leases is included on the condensed consolidated balance sheets in “Security Deposits.”

4.	Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$51,701	$-	$-	$51,701
Investment securities:
Commercial paper	1,999	-	-	1,999
U.S. government and agency securities	41,841	21	(3)	41,859
Corporate debt securities	343,861	217	(150)	343,928
Total investments	387,701	238	(153)	387,786
Total cash, cash equivalents and investments	$439,402	$238	$(153)	$439,487

	As of December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$32,742	$-	$-	$32,742
Investment securities:
Commercial paper	1,993	-	(3)	1,990
U.S. government and agency securities	65,854	1	(182)	65,673
Corporate debt securities	529,368	2	(1,720)	527,650
Total investments	597,215	3	(1,905)	595,313
Total cash, cash equivalents and investments	$629,957	$3	$(1,905)	$628,055

As of June 30, 2016, there were no marketable securities in a continuous unrealized loss position for more than twelve months.

5.	Income Taxes

For the six months ended June 30, 2016 and 2015, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards (NOLs). The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

As of June 30, 2016 and December 31, 2015, the Company had NOLs for U.S. federal income tax purposes of $472.5 million and $454.4 million, respectively, which expire between 2024 and 2036. The Company also has certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws. The U.S. federal NOLs include approximately $158.1 million and $151.0 million, respectively, of excess tax benefits related to stock-based payments that are not recognized as a deferred tax asset. The benefit of these deductions will be recognized through additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

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

Financial assets and liabilities, carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2016
Assets:
Money market funds	$12,500	$12,500	$-	$-
Available for sale securities:				-
Commercial paper	1,999	-	1,999	$-
Corporate debt securities	41,859	-	41,859	-
U.S. government and agency securities	343,928	-	343,928	-
Total financial assets:	$400,286	$12,500	$387,786	$-

December 31, 2015
Assets:
Money market funds	$4,826	$4,826	$-	$-
Available for sale securities:
Commercial paper	1,990	-	1,990	-
Corporate debt securities	527,650	-	527,650	-
U.S. government and agency securities	65,673	-	65,673	-
Total financial assets	$600,139	$4,826	$595,313	$-

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	June 30, 2016	December 31, 2015
	(In thousands)
Due in one year or less	$300,527	$343,758
Due after 1 year through 2 years	87,259	251,555
Total investments in debt securities	$387,786	$595,313

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Common Stock

As of June 30, 2016 and December 31, 2015, the Company had 35,000,000 authorized shares of common stock, $0.001 par value per share. At the 2016 annual meeting of stockholders held on July 19, 2016, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 35,000,000 shares to 45,000,000 shares.

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

The following table summarizes stock option activity during the six months ended June 30, 2016:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, December 31, 2015	1,348,000	$108.49
Granted	392,415	$105.41
Exercised	(79,179)	$36.71
Expired	(4,119)	128.3
Forfeited	(17,126)	$156.92
Outstanding, June 30, 2016	1,639,991	$110.66

Exercisable, June 30, 2016	747,123	$71.49

The following table summarizes the aggregate RSU and RSA activity during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Fair Value	Aggregate Intrinsic Value (In thousands)
Non-vested shares outstanding, December 31, 2015	193,164	$183.19	$28,849
Granted	244,694	$109.60	$34,913
Exercised	(47,004)	$145.28	$(6,707)
Forfeited	(8,199)	$185.98	$(1,170)
Non-vested shares outstanding, June 30, 2016	382,655	$140.73	$54,597

As of June 30, 2016, there was $47.6 million of unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted average of 2.82 years.

The following table summarizes additional information about unvested RSUs and RSAs outstanding:

	Number		Intrinsic Value
	of Shares	Price	(In thousands)
Employees and directors	379,105	$142.68	$54,091
Consultants	3,550	$142.68	506
Outstanding at June 30, 2016	382,655		$54,597

8.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(77,299)	$(47,894)	$(203,973)	$(87,280)
Denominator:
Weighted average shares used in calculating net loss per share - basic and diluted	24,611,631	24,014,092	24,553,239	23,100,222

Net loss per share:
Basic and diluted	$(3.14)	$(1.99)	$(8.31)	$(3.78)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Options	1,640	1,232	1,640	1,232
Restricted stock units	383	37	383	37
Total	2,023	1,269	2,023	1,269

9.	Recent Accounting Pronouncements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-2”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes certain aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue From Contracts With Customers (Topic 606), which covers principal versus agent considerations. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in the update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update 2014-09, accounting standards update 2015-14 Revenue From Contracts with Customers (Topic 606). The effective date of update 2014-09 was deferred by one year. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

On May 2, 2016, the defendants reached an agreement with the lead plaintiff to seek Court approval of a proposed resolution. The plaintiffs moved for preliminary approval of the proposed settlement on May 5, 2016. On May 23, 2016, the Court entered an order preliminarily approving the settlement. The Court ordered that notice be provided to the class and preliminarily approved the proposed settlement, including the payment of $55 million, of which $10 million was agreed to be funded by the Company’s insurers. The settlement was paid into escrow in June 2016, with distribution to the class to occur after the Court has finally approved the settlement and a plan of allocation of those proceeds. The Court has scheduled a hearing to consider final approval of the proposed settlement on September 8, 2016. The $45 million held in escrow pending the final approval of the settlement by the Court is accounted for as restricted cash and as an accrued liability on the Company’s June 30, 2016 consolidated balance sheet.

Under the proposed settlement, the defendants do not admit any liability. The defendants also continue to deny all allegations against them and to maintain that the suit has no merit. It is anticipated that the settlement will not have a material impact on the Company’s business.

11.	Subsequent Events

On July 6, 2016, the Company issued $460.0 million aggregate principal amount of 3.25% convertible senior notes due 2023 (the “convertible notes”). After deducting the underwriting discount and estimated offering expenses of approximately $12.3 million, we estimate that the net proceeds from the convertible notes offering were approximately $447.7 million. The Company used approximately $38.4 million of the net proceeds from the offering to fund the payment of the cost of the capped call transactions that were entered into in connection with the issuance of the convertible notes.

The convertible notes are senior unsecured obligations of the Company. Interest is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2017. The convertible notes mature on July 1, 2023, unless earlier repurchased, redeemed or converted. The convertible notes are convertible at the option of holders, under certain circumstances and during certain periods, into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The initial conversion rate of the convertible notes is 5.0358 shares of the Company’s common stock per $1,000 principal amount of convertible notes, which is equivalent to an initial conversion price of approximately $198.58 per share of the Company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events. The Company may redeem for cash all or part of the convertible notes, at its option, on or after July 6, 2021, under certain circumstances at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The capped call transactions are expected generally to reduce the potential dilution upon conversion of the convertible notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the convertible notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the convertible notes. The cap price of the capped call transactions will initially be $262.2725 per share, and is subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution upon conversion of the convertible notes to the extent that such market price exceeds the cap price of the capped call transactions.

On July 19, 2016, the Company entered into an amendment to its lease agreement with Irvine Eastgate Office II LLC for additional office space in San Diego, California. The amendment provides the Company with an additional 11,177 square feet of space. The lease term is anticipated to end in September 2019. The rent for the first year will be approximately $254,832 and will gradually increase every twelve months throughout the lease term for the additional space. The Company will be responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by it. The landlord provided the Company with an allowance of approximately $22,354 for improvements to the office space. Pursuant to the terms of the amendment, the Company provided the landlord with an additional letter of credit for $26,679.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat non-viral, progressive liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our marketed product and clinical product candidates have the potential to treat orphan and more prevalent liver diseases for which, currently, there are limited therapeutic solutions.

Our lead product, obeticholic acid, or OCA, is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid that selectively binds to and activates the farnesoid X receptor, or FXR. We believe OCA has broad liver-protective properties and may effectively counter a variety of chronic insults to the liver that cause fibrosis, or scarring, which can eventually lead to cirrhosis, liver transplant and death.

OCA was approved in the United States in May 2016 for use in patients with primary biliary cholangitis, or PBC, under the brand name Ocaliva®. We commenced sales and marketing of Ocaliva in the United States shortly after receiving such marketing approval, and Ocaliva is now available to patients primarily through our specialty pharmacy distributors. In June 2015, we received notice of the acceptance of the Marketing Authorization Application, or MAA, for review by the European Medicines Agency, or EMA, for use of Ocaliva in PBC. If we are successful in the EMA review process, we anticipate receiving conditional marketing approval in late 2016.

OCA is also being developed to treat a variety of other non-viral progressive liver diseases such as nonalcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and biliary atresia. We are currently evaluating our future development strategy for OCA in other indications, for our product candidate INT-767 and for our pre-clinical candidates.

OCA has been tested in five placebo-controlled clinical trials, including a Phase 3 clinical trial in patients with PBC and two Phase 2 clinical trials in patients with NASH or a precursor disease to NASH known as nonalcoholic fatty liver disease, or NAFLD. OCA met the primary efficacy endpoint in each of these trials with statistical significance. In addition, in October 2015, we announced results from a Phase 2 dose ranging trial of OCA in 200 patients with NASH in Japan conducted by our collaborator, Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon. The results of this trial were mixed and are described in more detail in the “Business” section of our Annual Report on Form 10-K for the period ended December 31, 2015. Sumitomo Dainippon has informed us that it is exploring the initiation of its registrational trials for OCA in NASH patients intended to support the registration of this indication in Japan. OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and PSC and breakthrough therapy designation from the U.S. Food and Drug Administration, or FDA, for the treatment of NASH patients with liver fibrosis.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. We expect to complete enrollment of the 1,400 patients needed for the pre-planned interim histology analysis to be conducted after 72 weeks of treatment in the first half of 2017, which would potentially lead to results from the interim analysis to be available in 2019. We also have an ongoing Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We expect to complete enrollment of our CONTROL trial by the end of 2016. We continue to work towards expanding our overall NASH development program with additional trials and studies.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases, including Phase 2 trials for PSC and pediatric patients with biliary atresia, respectively. We anticipate completing enrollment for our Phase 2 AESOP trial in PSC by the end of 2016. We have also initiated a Phase 1 trial in healthy volunteers for INT-767, a dual FXR and TGR5 agonist. We anticipate completing this Phase 1 trial for INT-767 by the end of 2016.

Our current patents for OCA are scheduled to expire at various times through 2033. Our current plan is to commercialize OCA ourselves in the United States and Europe for the treatment of PBC, NASH and other indications primarily by targeting physicians who specialize in the treatment of liver and intestinal diseases, including both hepatologists and gastroenterologists. We own worldwide rights to OCA except for Japan, China and Korea, where we have exclusively licensed OCA to Sumitomo Dainippon along with an option to exclusively license OCA in certain other Asian countries. We own or have rights to various trademarks, copyrights and trade names used in our business, including Ocaliva.

Our net loss for the three months ended June 30, 2016 and 2015 was approximately $77.3 million and $47.9 million, respectively. Our net loss for the six months ended June 30, 2016 and 2015 was $204.0 and $87.3 million, respectively. As of June 30, 2016, we had an accumulated deficit of approximately $899.6 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase as we:

•	continue to commercialize Ocaliva for PBC in the United States;
•	seek regulatory approval for and prepare to commercially launch Ocaliva for PBC in other jurisdictions;
•	develop and seek regulatory approval for OCA in NASH and other indications;
•	add infrastructure and personnel in the United States and internationally to support our product development and commercialization efforts; and
•	operate as a public company.

We anticipate that we will need to raise additional capital to commercialize OCA on a worldwide basis and continue our research and development activities in relation to OCA and our other pipeline candidates. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise additional capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

On July 6, 2016, we completed an underwritten public offering of $460.0 million in aggregate principal amount of 3.25% convertible senior notes due 2023, or convertible notes. After deducting the underwriting discount and estimated offering expenses of approximately $12.3 million, we estimate that the net proceeds from the convertible notes offering were approximately $447.7 million. We used approximately $38.4 million of the net proceeds from the offering to fund the payment of the cost of the capped call transactions we entered into in connection with the issuance of the convertible notes. We intend to use the remaining net proceeds from the offering together with our existing cash, cash equivalents and short-term investments, to fund the ongoing commercialization of Ocaliva in PBC in the United States; our preparation for and, subject to receipt of marketing approval, potential initiation of the commercial launch of Ocaliva in PBC in certain European countries as well as certain other target markets across the world; the continued clinical development of OCA in PBC, NASH and PSC; the advancement of our clinical program for INT-767; and continued advancement of other preclinical pipeline and research and development programs. We also intend to use the balance of the net proceeds from the offering, if any, for general corporate purposes, including general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Our principal executive offices are in New York, New York. We also have administrative offices in San Diego, California and London, United Kingdom.

Financial Overview

Revenue

To date, we have not generated significant product sales. While we have commenced our commercial launch of Ocaliva for use in PBC in the United States in June 2016, we cannot predict the period, if any, in which material net cash inflows from sales of OCA or our other product candidates may commence. We do not expect to generate significant product sales in 2016.

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria are met.

We recognized net sales of Ocaliva for the second quarter 2016 of $75,000, pursuant to the product launch in June 2016. Cost of goods sold, or COGS during the second quarter of 2016 was only reflective of packaging and labeling costs incurred in the second quarter, which was de minimis. We expect COGS to remain negligible until previously expensed supplies of OCA are sold. We also recorded $2.7 million in deferred revenues on our balance sheet, which represents product shipped to distributors, but not sold through as of the end of June.

Substantially all of our revenue has been derived from our collaborative agreements for the development and commercialization of certain of our product candidates. We have entered into an exclusive licensing agreement with Sumitomo Dainippon for the development of OCA in Japan, China and Korea. Under the terms of the agreement, we have received up-front payments of $16.0 million, including $1.0 million upon the exercise by Sumitomo Dainippon of its option to add Korea to its licensed territories, and may be eligible to receive up to approximately $300 million in additional payments for development, regulatory and commercial sales milestones for OCA in the licensed territories. As of June 30, 2016, we have achieved $6.0 million of the development milestones.

For accounting purposes, the up-front payments are recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. We recognized $5.9 million and $1.9 million in license revenue for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, $0.9 million resulted from the amortization of the up-front payments under the collaboration agreement and $5.0 million resulted from the milestone achieved in the period. For the six months ended June 30, 2015, $0.9 million resulted from the amortization of the up-front payments under the collaboration agreement and $1.0 million resulted from the milestone achieved in the period. We anticipate that we will recognize revenue of approximately $1.8 million per year through 2020, for the amortization of the relevant up-front collaboration payments from Sumitomo Dainippon. In the future, we expect to generate revenue primarily through product sales for Ocaliva.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Beginning in the third quarter of 2016, as a result of the regulatory approval in the United States of Ocaliva for the treatment of PBC, we expect to capitalize inventory costs associated with the manufacturing of OCA for commercial use. Our research and development expenses consist primarily of direct costs, personnel costs and indirect costs such as the following:

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

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Direct research and development expense by program:
OCA	$35,159	$22,015
Research and discovery initiatives	2,524	4,704
INT-767	3,352	3,192
Total direct research and development expense	41,035	29,911
Personnel costs (1)	32,605	22,621
Indirect research and development expense	5,113	3,728
Total research and development expense	$78,753	$56,260

(1)	Personnel costs, include stock-based compensation expense associated with stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs, granted to employees and non-employees of $7.5 million and $10.1 million for the six months ended June 30, 2016 and 2015, respectively.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We may also face delays in the regulatory review process, as we did with OCA in PBC where the target date for the FDA to take action under the Prescription Drug User Fee Act, or PDUFA, was extended from February 29, 2016 to May 29, 2016.

OCA

Prior to 2016, our research and development efforts were primarily focused on the development of OCA for PBC as well as the preparation and work required for our NDA and MAA filings and efforts related to working on the regulatory review process. Although we received accelerated approval by the FDA for Ocaliva for the treatment of PBC in May 2016, we are continuing our Phase 4 COBALT clinical outcomes confirmatory trial and are undergoing our regulatory review process with the EMA. We continue to invest with third-party manufacturers for supply chain and product development of OCA, prepare for PBC commercial launch in certain European countries and plan for the continuation of our clinical program in NASH, and work to secure additional manufacturers as part of our strategy to secure multiple approved suppliers of OCA in the future.

In addition, we are evaluating OCA in non-viral, progressive liver diseases other than PBC, particularly NASH, PSC and biliary atresia. We have the following trials underway as part of our OCA development program: our Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis, the Phase 2 CONTROL trial to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients, the Phase 2 AESOP trial of OCA in patients with PSC and the Phase 2 CARE trial of OCA in patients with biliary atresia. We continue to work towards expanding our overall NASH development program with additional trials and studies. As a result, we expect that our expenditures in connection with our NASH, PSC and biliary atresia programs will increase significantly in future periods.

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

Our general and administrative expenses have increased and will continue to increase due to the commercialization of Ocaliva for PBC in the United States, the potential commercialization of OCA in PBC internationally and development activities for OCA in indications other than PBC and for our other product candidates. We further plan on expanding our operations both in the United States and Europe, which will increase our general and administration expenses. We believe that these activities will result in increased costs related to the hiring of significant additional personnel, increased fees for outside consultants, lawyers and accountants, and the addition of facilities. We have also incurred and will continue to incur increased costs to comply with corporate governance, internal controls, compliance and similar requirements applicable to public companies with expanding operations and biopharmaceutical companies seeking to commercialize product candidates.

Other Income, Net

Other income, net consists of interest income earned on our cash, cash equivalents and investment securities, offset by amortization expense and investment management fees.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and the Three Months Ended June 30, 2015

The following table summarizes our results of operations for each of the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars:

	Three Months Ended June 30,		Dollar Change
	2016	2015
	(In thousands)
Revenue
Product revenue, net	$75	$-	$75
Licensing revenue	5,445	445	5,000
Total revenue	5,520	445	5,075
Operating expenses:
Research and development	41,340	28,295	13,045
General and administrative	42,275	20,974	21,301
Loss from operations	(78,095)	(48,824)	(29,271)
Other income, net	796	930	(134)
Net loss	$(77,299)	$(47,894)	$(29,405)

Licensing and Product Revenue

Licensing revenue was $5.4 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, $0.4 million resulted from the amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon and $5.0 million resulted from a milestone achieved in the period. For the three months ended June 30, 2015, $0.4 million resulted from the amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Research and Development Expenses

Research and development expenses were $41.3 million and $28.3 million for the three months ended June 30, 2016 and 2015, respectively, representing a net increase of $13.0 million. This net increase in research and development expense primarily reflects:

•	net increase in OCA research and development activities of approximately $7.9 million; and
•	additional personnel on our research and development team to manage the increased activities around our OCA program and other research and discovery initiatives, resulting in increased compensation costs of approximately $4.6 million. This reflects an increase of approximately $5.6 million in compensation, offset by a decrease in non-cash stock-based compensation of approximately $1.0 million.

General and Administrative Expenses

General and administrative expenses were $42.3 million and $21.0 million in the three months ended June 30, 2016 and 2015, respectively. The $21.3 million net increase primarily reflects:

•	additional personnel-related costs of approximately $8.0 million to support our increased corporate initiatives. This reflects an increase of approximately $9.4 million in compensation, offset by a decrease in non-cash stock-based compensation of approximately $1.4 million;
•	increased expenses of approximately $7.4 million in market research and other commercial pre-launch activities; and
•	increased expenses of approximately $5.7 million for corporate initiatives to prepare for commercialization and to support future growth.

Other Income, Net

Other income, net was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which decreased compared to the prior year period as a result of increases in cash used in operations and lower investment balances.

Income Taxes

For the three months ended June 30, 2016 and 2015, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Six Months Ended June 30, 2016 and the Six Months Ended June 30, 2015

The following table summarizes our results of operations for each of the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars:

	Six Months Ended June 30,		Dollar Change
	2016	2015
	(In thousands)
Revenue
Product revenue, net	$75	$-	$75
Licensing revenue	5,891	1,891	4,000
Total revenue	5,966	1,891	4,075
Operating expenses:
Research and development	78,753	56,260	22,493
General and administrative	132,707	34,112	98,595
Loss from operations	(205,494)	(88,481)	(117,013)
Other income, net	1,521	1,201	320
Net loss	$(203,973)	$(87,280)	$(116,693)

Licensing and Product Revenue

Licensing and product revenue was $5.9 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, $0.9 million resulted from the amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon and $5.0 million resulted from a milestone achieved in the period. For the six months ended June 30, 2015, $0.9 million resulted from the amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon and $1.0 million resulted from a milestone achieved in the period.

Research and Development Expenses

Research and development expenses were $78.8 million and $56.3 million for the six months ended June 30, 2016 and 2015, respectively, representing a net increase of $22.5 million. This net increase in research and development expense primarily reflects:

•	increased expenses of approximately $13.1 million attributable to the expansion of OCA research and development; and
•	additional personnel on our research and development team to manage the increased activities around our OCA program and other research and discover initiatives, resulting in an increase of approximately $10.0 million. This reflects an increase of approximately $12.6 million in compensation, offset by a decrease in non-cash stock-based compensation of approximately $2.6 million.

General and Administrative Expenses

General and administrative expenses were $132.7 million and $34.1 million in the six months ended June 30, 2016 and 2015, respectively. The $98.6 million net increase primarily reflects:

•	one-time expense of approximately $45.0 million attributable to the settlement of the purported securities class action lawsuit, which reflects a settlement amount of $55.0 million deposited into escrow pending the final court order, of which $10.0 million was paid by our insurance carriers;
•	increased personnel-related costs of approximately $19.8 million to support our increased corporate initiatives and commercialization activities. This reflects an increase of approximately $19.1 million in compensation, and an increase in non-cash stock-based compensation of approximately $0.7 million;
•	increased expenses of approximately $12.1 million in market research and other pre-launch activities;
•	increased expenses of approximately $12.0 million for corporate initiatives to prepare for commercialization and to support future growth; and
•	increased operating costs such as facilities and technology-related expenses of approximately $9.2 million.

Other Income, Net

Other income, net was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of the increase in the investment balances from our April 2014, February 2015 and April 2015 equity financings, offset primarily by the increases in cash used in operations.

Income Taxes

For the six months ended June 30, 2016 and 2015, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2016, we had an accumulated deficit of $899.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Although OCA was approved in the United States in May 2016 for use in patients with PBC under the brand name Ocaliva and we commenced sales and marketing of Ocaliva shortly after receiving marketing approval in the United States, we do not expect to generate significant product sales in 2016.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling $929.3 million (net of issuance costs of $33.7 million), including $29.7 million in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering in October 2012, $61.2 million in net proceeds from our follow-on public offering in June 2013, $183.5 million in net proceeds from a follow-on public offering in April 2014, $191.6 million in net proceeds from a follow-on public offering in February 2015, $367.1 million in net proceeds from the follow-on offering in April 2015 and the receipt of $17.4 million in up-front payments under our licensing and collaboration agreements with Sumitomo Dainippon and Servier. As of June 30, 2016, we had cash, cash equivalents and investment securities of $439.5 million. On July 6, 2016, we completed an underwritten public offering of $460.0 million in aggregate principal amount of 3.25% convertible senior notes due 2023. After deducting the underwriting discount and estimated offering expenses of approximately $12.3 million, we estimate that the net proceeds from the convertible notes offering were approximately $447.7 million. We used approximately $38.4 million of the net proceeds from the offering to fund the payment of the cost of the capped call transactions we entered into in connection with the issuance of the convertible notes.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(140,877)	$(63,595)
Investing activities	157,612	(431,813)
Financing activities	2,906	563,466
Effect of exchange rate changes	(682)	176
Net increase in cash and cash equivalents	$18,959	$68,234

Operating Activities. The increase in our net cash used in operating activities of approximately $77.3 million during the six months ended June 30, 2016 as compared to the same period last year was primarily a result of increased activities in our business requiring more capital. Net cash used in operating activities of $140.9 million during the six months ended June 30, 2016 was primarily a result of our $204.0 million net loss, offset by the add-back of non-cash expenses of $14.5 million for stock-based compensation, the amortization of investment premium of $2.7 million and a net increase in operating assets and liabilities of $42.6 million, including the $45 million net expense for settlement of the purported class action lawsuit. Net cash used in operating activities of $63.6 million during the six months ended June 30, 2015 was primarily a result of our $87.3 million net loss, offset by the add-back of non-cash expenses of $16.4 million for stock-based compensation, the amortization of investment premium of $2.6 million and net changes in operating assets and liabilities of $5.0 million.

Investing Activities.  Net cash provided by investing activities for the six months ended June 30, 2016 was $157.6 million as compared to net cash used in investing activities for the six months ended June 30, 2015 of $431.8 million. This net increase in cash provided by investing activities of approximately $589.4 million is primarily attributed to an increase in sales of investment securities offset by a decrease in investment purchases and the $45.0 million for the settlement of the purported class action lawsuit. The cash payment for the net expense for the settlement of this lawsuit was made into an escrow account in the second quarter of 2016 pending final judgement.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2016 were $2.9 million compared to $563.5 million for the comparable period in 2015. This decrease was primarily the result of funds received through the completion of the February 2015 and April 2015 offerings in the six months ended June 30, 2015 with no correlating financing in the six months ended June 30, 2016.

Convertible Senior Notes and Capped Call Transaction

On July 6, 2016, we completed an underwritten public offering of $460.0 million in aggregate principal amount of 3.25% convertible senior notes due 2023. After deducting the underwriting discount and estimated offering expenses of approximately $12.3 million, we estimate that the net proceeds from the convertible notes offering were approximately $447.7 million. In connection with the offering, we entered into an indenture, as supplemented by the First Supplemental Indenture relating to the convertible notes, or collectively the Indenture, with U.S. Bank National Association, a national banking association, as trustee governing the convertible notes. The convertible notes bear interest at a rate of 3.25% per annum, payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2017. The convertible notes mature on July 1, 2023, unless earlier repurchased, redeemed or converted. Holders may convert the convertible notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the Indenture) per $1,000 principal amount of convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the convertible notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after January 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their convertible notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock (and cash in lieu of any fractional shares) or a combination of cash and shares of our common stock, at our election. The conversion rate will initially be 5.0358 shares of our common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $198.58 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its convertible notes in connection with such a corporate event in certain circumstances.

We may not redeem the convertible notes prior to July 6, 2021. We may redeem for cash all or any portion of the convertible notes, at our option, on or after July 6, 2021, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the convertible notes.

If we undergo a fundamental change, holders may require us to repurchase for cash all or any portion of their convertible notes at a fundamental change repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The convertible notes are our senior unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the convertible notes; equal in right of payment to our future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to our future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries.

The Indenture contains customary events of default with respect to the convertible notes, including that upon certain events of default occurring and continuing, the trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding convertible notes by notice to us, may (subject to the provisions of the Indenture) declare 100% of the principal of and accrued and unpaid interest, if any, on all the convertible notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the convertible notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

In connection with the pricing of the convertible notes, we entered into privately-negotiated capped call transactions with Royal Bank of Canada, or RBC, UBS AG, London Branch, or UBS, and Credit Suisse Capital LLC, or Credit Suisse. The aggregate cost of the capped call transactions entered into in connection with the pricing of the convertible notes was approximately $33.4 million. We and RBC, UBS and Credit Suisse entered into additional capped call transactions on July 1, 2016 in connection with the underwriters’ exercise of their over-allotment option in full at an aggregate cost of approximately $5.0 million. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the convertible notes in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the convertible notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the convertible notes. The cap price of the capped call transactions will initially be $262.2725 per share, and is subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution upon conversion of the convertible notes to the extent that such market price exceeds the cap price of the capped call transactions.

Future Funding Requirements

To date, we have not generated significant product sales and do not expect to generate significant product sales in 2016. While we commenced our commercial launch of Ocaliva for use in PBC in the United States in June 2016, we cannot predict the period, if any, in which material net cash inflows from sales of OCA or our other product candidates may commence. We expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates.

We have incurred and expect to incur additional costs associated with our plans to further expand our operations in the United States, Europe and in certain other countries. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As part of our longer term strategy, we also anticipate incurring significant expenses in connection with our planned increase in our product development, scientific, commercial and administrative personnel and expansion of our infrastructure and abroad. We anticipate that we will need substantial additional funding in connection with our continuing operations.

As of June 30, 2016, we had $439.5 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses in the lower end of the range of $360 million to $400 million in the fiscal year ending December 31, 2016, excluding the $45.0 million net expense for the settlement of the purported securities class action lawsuit, stock-based compensation and other non-cash items. These expenses are planned to support the continued clinical development program of OCA for PBC, NASH and PSC, increased OCA manufacturing activities, the continued development of INT-767 and other preclinical pipeline programs, as well as pre-commercialization and commercialization activities. We plan on making additional investments over 2016 should key regulatory milestones be achieved on a timely basis. Our adjusted operating expense estimate for 2016 is higher than our adjusted operating expenses for 2015 reflecting the increase in headcount that occurred in the latter part of 2015 and the anticipated increases in commercialization and research and development expenses. We anticipate that adjusted operating expenses will increase in the second half as compared to the first half of 2016.

On July 6, 2016, we completed an underwritten public offering of $460.0 million in aggregate principal amount of 3.25% convertible senior notes due 2023. After deducting the underwriting discount and estimated offering expenses of approximately $12.3 million, we estimate that the net proceeds from the convertible notes offering were approximately $447.7 million. We used approximately $38.4 million of the net proceeds from the offering to fund the payment of the cost of the capped call transactions we entered into in connection with the issuance of the convertible notes. We intend to use the remaining net proceeds from the offering together with our existing cash, cash equivalents and short-term investments, to fund the ongoing commercialization of Ocaliva in PBC in the United States; our preparation for and, subject to receipt of marketing approval, potential initiation of the commercial launch of Ocaliva in PBC in certain European countries as well as certain other target markets across the world; the continued clinical development of OCA in PBC, NASH and PSC; the advancement of our clinical program for INT-767; and continued advancement of other preclinical pipeline and research and development programs. We also intend to use the balance of the net proceeds from the offering, if any, for general corporate purposes, including general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Adjusted operating expense is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. Other than the $45 million anticipated net expense for the class action lawsuit settlement, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. See “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies and our rapid growth and expansion, we currently cannot accurately and precisely predict the duration beyond mid-2018 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue the initial commercialization of Ocaliva for PBC in the United States;
•	prepare for and, if we obtain marketing approval on a timely basis, initiate the commercial launch of Ocaliva in PBC in certain European countries as well as certain other target markets across the world, but not commercially launch Ocaliva in PBC in other countries across the world;
•	continue and expand our clinical development programs for OCA in PBC, NASH and PSC, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, our ongoing AESOP trial for OCA in PSC, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC; and
•	advance the continued development of INT-767, including the completion of the ongoing Phase 1 clinical trial, and our preclinical compounds, but not completing the clinical or preclinical development needed to obtain regulatory approval, for and commercialize INT-767 or our preclinical compounds.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our commercialization plans and our research and development activities and building our global infrastructure to support these activities.

The amount and timing of our future requirements will depend on many factors including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in the United States;
•	our ability to receive marketing approval of Ocaliva for PBC in Europe based on our regulatory submissions package and our work completed to date, including the willingness of the EMA to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC;
•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC outside of the United States if we receive marketing authorization;
•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH and other indications, such as the sufficiency of the REGENERATE trial to be accepted as the sole pivotal trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA for the treatment of NASH and any modifications we may be required to make to the COBALT trial as part of our post-marketing requirements to the FDA or our regulatory interactions with the EMA;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the expansion of our research and development activities and the product candidates that we pursue, including INT-767 which is in a Phase 1 clinical trial, and our product candidates in preclinical development such as INT-777;

•	the significant expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our product candidates;
•	market acceptance of our product candidates, which may be affected by the reimbursement that our products receive from payors;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	the effect of competing technological and market developments; and
•	other cash needs that may arise as we continue to operate our business.

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

On July 6, 2016, we completed an underwritten public offering of $460.0 million in aggregate principal amount of 3.25% convertible senior notes due 2023. In connection with the pricing of the convertible notes, we entered into privately-negotiated capped call transactions with RBC, UBS and Credit Suisse. See “—Liquidity and Capital Resources—Convertible Senior Notes and Capped Call Transaction” above.

On July 19, 2016, we entered into an amendment to our lease agreement with Irvine Eastgate Office II LLC for additional office space in San Diego, California. The amendment provides us with an additional 11,177 square feet of space. The lease term is anticipated to end in September 2019. The rent for the first year will be approximately $254,832 and will gradually increase every twelve months throughout the lease term for the additional space. We will be responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by us. The landlord provided us with an allowance of approximately $22,354 for improvements to the office space. Pursuant to the terms of the amendment, we provided the landlord with an additional letter of credit for $26,679.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, in conjunction with Ocaliva receiving regulatory approval in the United States for PBC, we implemented processes and internal controls to record product revenues, deferred revenues, cost of sales and inventory. The implementation of these processes resulted in changes to our internal controls over financial reporting, which we believe were material. Further, we plan to continue to evaluate and enhance the design and documentation of our internal control over financial reporting process related to the recording of product revenues, cost of sales and inventory to maintain effective controls over our financial reporting.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The lawsuits alleged that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from January 9, 2014 to January 10, 2014, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to our January 9, 2014 announcement that the FLINT trial had been stopped early based on a pre-defined interim efficacy analysis. Specifically, the lawsuits claimed that the January 9, 2014 announcement was misleading because it did not contain information regarding certain lipid abnormalities seen in the FLINT trial in OCA-treated patients compared to placebo.

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

On May 2, 2016, we reached an agreement with the lead plaintiff to seek Court approval of a proposed resolution. The plaintiffs moved for preliminary approval of the proposed settlement on May 5, 2016. On May 23, 2016, the Court entered an order preliminarily approving the settlement. The Court ordered that notice be provided to the class and preliminarily approved the proposed settlement, including the payment of $55 million, of which $10 million was agreed to be funded by our insurers. The settlement was paid into escrow in June 2016, with distribution to the class to occur after the Court has finally approved the settlement and a plan of allocation of those proceeds. The Court has scheduled a hearing to consider final approval of the proposed settlement on September 8, 2016.

Under the proposed settlement, the defendants do not admit any liability. The defendants also continue to deny all allegations against them and to maintain that the suit has no merit. It is anticipated that the settlement will not have a material impact on our business.

Item 1A.	Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We are dependent on the successful commercialization of Ocaliva® (obeticholic acid), which received accelerated approval in May 2016 from the U.S. Food and Drug Administration, or FDA, as a treatment for primary biliary cholangitis, or PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

Ocaliva (obeticholic acid, or OCA) is our only drug that has been approved for sale and it has only been approved in the United States for the treatment of PBC in combination with ursodiol in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol.

Our ability to generate profits from operations and become profitable will depend on the success of commercial sales of Ocaliva. However, the successful commercialization of Ocaliva in PBC is subject to many risks. We are currently undertaking our first commercial launch with Ocaliva in PBC, and there is no guarantee that we will be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not expect to generate significant product sales in 2016.

The commercial success of Ocaliva depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. While we have conducted pre-commercial activities, such as patient profiling, to better understand how physicians care for PBC patients, PBC is an orphan disease in which no new therapy has been approved in approximately 20 years. As such, there is significant uncertainty in the degree of market acceptance Ocaliva will have in PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimate but OCA is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva. Furthermore, any negative development in any other development program of OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including potential modifications to and the completion of our Phase 4 COBALT trial, may adversely impact the commercial results and potential of Ocaliva.

As a result, we cannot foresee if Ocaliva will ever be accepted as a therapy in PBC that eventually results in revenues that can sustain operations. It may take the passage of a significant amount of time to generate sufficient revenues to sustain operations even if Ocaliva becomes accepted as a therapy in PBC. Furthermore, because Ocaliva is still undergoing regulatory review outside of the United States, we may not be able to commercialize Ocaliva in PBC outside of the United States, which may also limit our prospects. If the commercialization of Ocaliva for PBC is unsuccessful or perceived to be disappointing, the long-term prospects of Ocaliva and our company may be significantly harmed.

We have never been profitable. We expect to incur losses for the foreseeable future, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses of $204.0 million during the six months ended June 30, 2016 and net losses of $226.4 million, $283.2 million and $67.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. To date, we have financed our operations primarily through private placements of our convertible preferred stock, convertible notes and warrants to purchase common stock, public offerings of our common stock and payments received under our licensing and collaboration agreements with Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon, and Les Laboratoires Servier and Institut de Recherches Servier, which are collectively referred to as Servier. At June 30, 2016, we had $439.5 million in cash, cash equivalents and investment securities.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations, protecting our intellectual property and engaging in activities to prepare for and commercially launch Ocaliva in PBC.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue to commercialize Ocaliva for PBC in the United States, seek regulatory approval for and prepare to commercially launch Ocaliva for PBC in other jurisdictions, develop and seek regulatory approvals for OCA in nonalcoholic steatohepatitis, or NASH, and other indications, and add infrastructure and personnel in the United States and internationally to support our product development and commercialization efforts and operations as a public company. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC such as NASH. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA.

As part of our product development activities, we anticipate that we will continue our Phase 4 COBALT trial of OCA in PBC including any modifications to the trial as may be agreed upon with regulatory authorities, continue our Phase 3 clinical program of OCA in NASH, including the Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis, and continue our AESOP Phase 2 clinical trial of OCA for primary sclerosing cholangitis, or PSC. We also expect to continue the development of OCA in additional diseases, such as biliary atresia, a rare pediatric disease characterized by deficient bile duct development for which we initiated a Phase 2 trial in OCA called CARE. Our overall development program for OCA in NASH is expected to include a number of trials, such as a Phase 2 clinical trial, referred to as the CONTROL trial, to assess the lipid metabolic effects of OCA and the effects of concomitant statin administration in NASH patients. Furthermore, in November 2015, we initiated a Phase 1 clinical trial for INT-767, an earlier stage product candidate and we expect to incur further expenses as we continue to develop INT-767. Our expenses could increase if we are required by the FDA or the European Medicines Agency, or EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

We are currently advancing OCA through clinical development for multiple indications and other product candidates through various stages of clinical and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive.

In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We have incurred and anticipate incurring significant expenses as we continue to commercialize Ocaliva in PBC, including significant expenses relating to our sales, marketing and distribution capabilities and increasing our drug manufacturing activities. As part of our longer-term strategy, we also anticipate incurring significant expenses in connection with our planned increase in our product development, scientific, commercial and administrative personnel and expansion of our facilities and infrastructure in the United States and abroad. We expect to incur additional costs associated with operating as a public company and further plan on expanding our operations in the United States, Europe and in certain other countries.

As of June 30, 2016, we had $439.5 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses in the lower end of the range of $360 million to $400 million in the fiscal year ending December 31, 2016, which excludes the $45.0 million net expense for the settlement of the purported securities class action lawsuit, stock-based compensation and other non-cash items. These expenses are planned to support the commercialization of Ocaliva in PBC, continued clinical development for OCA in PBC, NASH and PSC, increased OCA manufacturing activities and the continued development of INT-767 and other pipeline programs. We plan on making additional investments over 2016 should key regulatory milestones be achieved on a timely basis. Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete the research and development and commercialization of our products under development.

Adjusted operating expense is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. Other than the $45 million net expense for the settlement of the purported class action lawsuit, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. See “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies, such as the risks described in this “Risk Factors” section of this quarterly report on Form 10-Q, and our rapid growth and expansion, we currently cannot accurately or precisely predict the duration beyond mid-2018 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue the initial commercialization of Ocaliva for PBC in the United States;
•	prepare for and, if we obtain marketing approval on a timely basis, initiate the commercial launch of Ocaliva in PBC in certain European countries as well as certain other target markets across the world, but not commercially launch Ocaliva in PBC in other countries across the world;
•	continue and expand our clinical development programs for OCA in PBC, NASH and PSC, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, our ongoing AESOP trial for OCA in PSC, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC; and
•	advance the continued development of INT-767, including the completion of the ongoing Phase 1 clinical trial, and our preclinical compounds, but not completing the clinical or preclinical development needed to obtain regulatory approval for and commercialize INT-767 or our preclinical compounds.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our commercialization plans and our research and development activities and building our global infrastructure to support these activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in the United States;
•	our ability to receive marketing approval of Ocaliva for PBC in Europe based on our regulatory submissions package and our work completed to date, including the willingness of the EMA to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC;
•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC outside of the United States if we receive marketing authorization;
•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH and other indications, such as the sufficiency of the REGENERATE trial to be accepted as the sole pivotal trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA for the treatment of NASH and any modifications we may be required to make to the COBALT trial as part of our post-marketing requirements to the FDA or our regulatory interactions with the EMA;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the expansion of our research and development activities and the product candidates that we pursue, including INT-767 which is in a Phase 1 clinical trial, and our product candidates in preclinical development such as INT-777;
•	the significant expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our product candidates;
•	market acceptance of our product candidates, which may be affected by the reimbursement that our products receive from payors;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	the effect of competing technological and market developments; and
•	other cash needs that may arise as we continue to operate our business.

We have no committed external sources of funding. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail our planned activities, including research and development programs and commercialization activities.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional funding may not be available to us on acceptable terms or at all.

The terms of any financing may adversely affect the holdings or the rights of our security holders. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a limited operating history as a commercial organization, which may make it difficult to predict our future performance, and we expect to continue to face a number of factors that may cause operating results to fluctuate.

We are a biopharmaceutical company with a limited operating history as a commercial entity. Prior to the commercial launch of Ocaliva for PBC in the United States, our operations were limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and engaging in pre-commercial activities for Ocaliva in PBC. We have not yet received marketing approval for Ocaliva in PBC in the European Union and we do not have approval for any of our other product candidates. We currently do not know when we will be able to start realizing sales revenue and do not expect to generate significant product sales in 2016.

While we commercially launched Ocaliva for PBC in the United States, we will need to conduct further activities to develop and cultivate a sustainable market for our drug in this orphan disease. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop a market. For example, we will need to conduct significant sales and marketing activities in jurisdictions where Ocaliva receives marketing approval. In the event we are unable to effectively develop and maintain a market for Ocaliva in PBC, our ability to effectively commercialize Ocaliva would be limited, and we would not be able to generate product revenues successfully.

Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our product candidates in clinical development;
•	delays in the commencement, enrollment and timing of clinical trials;
•	difficulties in identifying and treating patients suffering from our target indications, including those due to PBC and PSC being rare diseases and NASH currently requiring an invasive liver biopsy for diagnosis;
•	the success of our clinical trials through all phases of clinical development, such as the success of our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis;
•	potential side effects of Ocaliva and our other product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	the required timeframe for us to receive and analyze data from our clinical trials;
•	our ability to identify and develop additional product candidates;
•	market acceptance of Ocaliva and our product candidates, which may be affected by the reimbursement that our products receive from payors;
•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage or reimbursement for our products and the extent to which such coverage or reimbursement will be provided;
•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations, or CROs;
•	our dependency on third-party manufacturers to manufacture our products and key ingredients;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of potential intellectual property, securities and other litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to build and improve our company’s infrastructure, systems and controls;
•	potential product liability claims; and
•	our ability to obtain and maintain adequate insurance coverage.

Risks Related to the Development and the Regulatory Review and Approval of Our Product Candidate

We cannot be certain if Ocaliva will receive full approval in the United States for PBC or that Ocaliva will be approved for PBC outside of the United States. Furthermore, OCA may fail to become approved for any other indication and we may not be able to successfully receive regulatory approval for any other product candidate. Without regulatory approval we will not be able to market and commercialize our product candidates.

The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States, the EMA in Europe and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of a New Drug Application, or NDA, from the FDA or a Marketing Authorization Application, or MAA, from the EMA, respectively. Currently, our ability to generate revenue related to product sales will depend on the successful marketing of Ocaliva for PBC and the development and regulatory approval of OCA for the treatment NASH and our other product candidates.

Ocaliva is our only drug that has been approved for sale and it has only been approved in the United States for the treatment of PBC under the accelerated approval pathway. Accelerated approval was granted for OCA in PBC based on a reduction in alkaline phosphatase; however, an improvement in survival or disease-related symptoms has not been established. Continued approval of Ocaliva for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. Our Phase 4 COBALT confirmatory outcomes trial may fail to show a clinical benefit for OCA in PBC or may not satisfy the requirements of the regulatory authorities for other reasons.

As part of the post-marketing requirements, we are discussing modifications to the COBALT trial to potentially include a broader cross-section of PBC patients with early, moderately advanced and advanced disease according to the so-called Rotterdam criteria. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. Finally, we have also agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

In Europe, we completed the submission of our MAA for Ocaliva in PBC in June 2015. If we are successful in the EMA review process, we anticipate receiving conditional marketing approval for PBC in late 2016, with planned commercial launches thereafter in certain European countries leading to anticipated revenues in 2017.

We also plan to apply for marketing approval of Ocaliva for PBC in certain other markets across the world. As part of the regulatory review process of Ocaliva for PBC, the EMA will continue to review our submission package and conduct regulatory inspections of us and our vendors. We have provided responses as to many of the issues that have been identified in the regulatory review process and continue to respond with respect to others. We may be requested to provide further information, which may impact our regulatory review process. We are also discussing potential modifications to the COBALT trial with the EMA in conjunction with our discussions with the FDA. It remains possible that one or more of the issues identified to date, or other issues that may be identified by the EMA as the review process continues, may result in the EMA not approving our marketing application or delaying approval. As a result, we cannot be certain that our application will be reviewed in a timely manner or approved by the EMA.

We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. Even after the submission of an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. In addition, on June 23, 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, or Brexit. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially change the regulatory regime applicable to our operations, including with respect to the approval of our product candidates.

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

We will need to complete a number of clinical trials and other studies for the continued development of OCA in indications other than PBC. For example, we currently have ongoing our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis and our Phase 2 CONTROL trial to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients in December 2015. We also intend to conduct addition trials in NASH, such as a Phase 2 program in NASH patients with cirrhosis. In each of these cases, our ability to obtain the approvals necessary to commercialize our product candidates will depend on our ability to conduct and complete these additional trials as well as assemble various other data to complete our regulatory filings for OCA in the relevant indication or patient population.

There can be no assurance that we will be able to receive marketing approval for OCA in PBC outside of the United States or in NASH or any other indication. We cannot predict whether our trials and studies as to NASH or any other indication or patient population will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or require us to conduct additional studies or trials. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulators will ultimately agree to a surrogate endpoint for accelerated approval of OCA for the treatment of NASH. While the interim histological endpoint is similar to that in the Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health, our Phase 3 REGENERATE trial has different trial designs. For example, the REGENERATE trial will include the following interim co-primary endpoints which are intended to serve as the basis for seeking marketing approvals in the United States, Europe and other countries: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening NASH and (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. The REGENERATE trial will also remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis.

Furthermore, the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet its primary endpoint with statistical significance. In this trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA treated patients compared to placebo who achieved the primary endpoint (p=0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The baseline characteristics between the patients in the Japanese Phase 2 trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial conducted by NIDDK. For example, differences were observed among the patient population at baseline in relation to gender mix and metabolic factors like weight, diabetes status, dyslipidemia and hypertension. While our REGENERATE trial was designed based on the results of the FLINT trial and is anticipated to enroll a predominantly Western NASH patient population, the results of the FLINT trial may not be replicated in our REGENERATE trial. Although Sumitomo Dainippon has informed us that it is exploring the initiation of its registrational trials for OCA in NASH patients intended to support the registration of this indication in Japan, the results may not be an improvement as compared to those from the Phase 2 trial on Japanese NASH patients and there is no assurance that Sumitomo Dainippon will initiate any registrational trials.

If we are unable to obtain approval from the FDA, the EMA or other regulatory agencies for OCA and our other product candidates, or if, subsequent to approval, we are unable to successfully commercialize OCA or our other product candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC, NASH and PSC, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is increased risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.

We are focused on developing therapeutics for the treatment of rare diseases and diseases for which there are no treatments. As a result, the design and conduct of clinical trials for these diseases and other indications we may pursue will be subject to increased risk.

The FDA generally requires two pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. Under Subpart H regulations, the FDA can grant accelerated approval based on a surrogate reasonably likely to predict clinical benefit. Even if results from our planned pivotal clinical trials for a specific indication are highly significant and we believe reasonably likely to predict clinical benefit, the FDA may not accept the results of such trials and grant accelerated approval of our product candidate for such indication.

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of the product candidate by demonstrating the correlation of biochemical therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. If a confirmatory clinical outcomes trial is required, we may be required to have the trial be substantially underway at the time we submit an NDA. It is possible that our NDA submission for regulatory approval will not be accepted by the FDA for review or, even if it is accepted for review, that there may be delays in the FDA’s review process and that the FDA may determine that our NDA does not merit the approval of the product candidate, in which case the FDA may require that we conduct and/or complete additional clinical trials and preclinical studies before it will reconsider our application for approval.

Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial in PBC in December 2014 prior to the approval of Ocaliva. We are currently discussing modifications to the COBALT trial to potentially include a broader cross-section of PBC patients with early, moderately advanced and advanced disease according to the so-called Rotterdam criteria to evaluate the safety and efficacy of Ocaliva as a monotherapy in patients with PBC. We are also discussing potential modifications to the COBALT trial with the EMA in conjunction with our discussions with the FDA. We may be required to make further modifications to our COBALT trial based on our regulatory interactions with the EMA and other regulatory agencies across the world. There can be no assurance that our COBALT trial will confirm that the surrogate endpoints used for accelerated approval will eventually show an adequate correlation with clinical outcomes. If the COBALT trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval for Ocaliva in PBC.

Likewise, while we completed our filing of the MAA with the EMA in June 2015, we will not receive definitive feedback from the EMA prior to formal review of our MAA as to the acceptability of the POISE trial endpoint to support a marketing authorization of Ocaliva for the treatment of PBC. In order to support the clinical utility of the surrogate endpoint for Ocaliva as a treatment for PBC, we have sponsored an independent study pooling and analyzing long-term PBC patient data from a number of leading PBC academic centers, which we refer to as the Global PBC Study Group. Furthermore, an academic consortium in the United Kingdom has published the results of another large observational study in PBC patients in the United Kingdom. Although we believe the results of both studies are supportive of the clinical utility of our surrogate endpoint for the use of Ocaliva in PBC, the supporting data may still not be accepted by the EMA in its consideration of the adequacy of our surrogate endpoint under an MAA for Ocaliva for the treatment of PBC. In addition to the risk around the acceptability of the surrogate biochemical endpoint to support accelerated approval, there are quality assurance risks around the data supporting assessment of the biochemical endpoint. It is possible that key parameters such as the validation of the assay and consistency across laboratories will not be acceptable to EMA and could delay or jeopardize marketing approval by the EMA.

We also expect that the marketing authorization we receive from the EMA for Ocaliva for the treatment of PBC, if granted, will be conditional on post-approval studies and not considered a full approval. Our ability to obtain and maintain conditional marketing authorization in the European Union will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all, including the completion of a clinical outcomes trial to confirm the clinical benefit of Ocaliva in PBC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

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

It is possible that if we seek marketing approval of OCA for non-cirrhotic NASH patients with liver fibrosis based on the interim results of our REGENERATE trial, our NDA submission may not be accepted by the FDA for review or, even if accepted for review, there may be delays in the FDA’s review process and the FDA may determine that our NDA does not merit the approval of OCA for the treatment of non-cirrhotic NASH patients. The FDA may also require that we continue our REGENERATE trial until its full completion to assess potential benefits of OCA treatment on liver-related and other clinical outcomes. Our regulatory pathway for OCA for the treatment of NASH will depend upon our discussions with the FDA and EMA. As a result, we may face difficulty in designing an acceptable registration strategy around REGENERATE or any other trials in different subpopulations of NASH patients. In addition, since the design of the REGENERATE trial deviates from that of the FLINT trial, there is an increased risk that the results of the REGENERATE trial would differ from the FLINT results.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We initiated our Phase 4 COBALT clinical outcomes confirmatory trial of OCA in PBC in December 2014, our Phase 2 AESOP trial of OCA in PSC in December 2014, our Phase 3 REGENERATE trial of OCA in NASH in September 2015, our Phase 2 CARE trial of OCA in biliary atresia in October 2015 and our Phase 2 CONTROL trial to assess the lipid metabolic effects of OCA and the effects of concomitant statin administration in NASH patients in December 2015. The results from these trials may not be available when we expect or we may be required to conduct additional clinical trials or preclinical studies not currently planned to receive approval for OCA as a treatment for the related indication. In addition, our clinical programs are subject to a number of variables and contingencies, such as the results of other trials, patient enrollments or regulatory interactions that may result in a change in timing. As such, we do not know whether any future trials or studies of our other product candidates will begin on time or will be completed on schedule, if at all.

The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:

•	inability to obtain sufficient funds required for a clinical trial or lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions;
•	inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;
•	discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials, which may occur at various times, including subsequent to the initiation of the clinical trial;
•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;
•	the delay in receiving results from or the failure to achieve the necessary results in other clinical trials;
•	inability to obtain approval from institutional review boards, or IRBs, to conduct a clinical trial at their respective sites;
•	severe or unexpected drug-related adverse effects experienced by patients or any determination that a clinical trial presents unacceptable health risks;
•	a breach of the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates, including Sumitomo Dainippon and Servier or investigators leading clinical trials on our product candidates;
•	inability to timely manufacture sufficient quantities of the product candidate required for a clinical trial;

•	difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our trial, the rarity of the disease or the characteristics of the population being studied, the risks of procedures that may be required as part of the trial, such as a liver biopsy, and competition from other clinical trial programs for the same indications as our product candidates; and
•	inability to retain enrolled patients after a clinical trial is underway.

For example, our REGENERATE trial is a large and complex Phase 3 clinical trial in a disease without any approved therapies and involves serial liver biopsies. While we continuously implement a variety of measures to expedite enrollment, there can be no assurance that we will be able to enroll a sufficient number of patients or complete the interim analysis or the trial on a timely basis.

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

In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well-advanced. We may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If OCA or our other product candidates are found to be unsafe or lack efficacy for any indication, we will not be able to obtain regulatory approval for them, and our prospects and business may be materially and adversely affected.

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

Although Ocaliva has received accelerated approval in the United States for PBC, its full approval depends on the results of the Phase 4 COBALT confirmatory outcomes trial. We cannot assure you that the COBALT trial will demonstrate a correlation of biochemical therapeutic response in patients taking Ocaliva with a significant reduction in adverse clinical events over time.

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

The most common side effects observed in clinical trials of OCA in PBC were pruritus, or itching, fatigue, headaches, nausea, constipation and diarrhea. In our Phase 2 PBC clinical trial of OCA in combination with ursodiol, approximately 8% of the patients enrolled in the 10 mg and 25 mg dose groups withdrew from the trial due to severe pruritus. At the 50 mg dose, approximately 25% of the patients withdrew from the trial due to severe pruritus. In our POISE trial, pruritus, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment and was observed in 38% of patients on placebo, 70% of patients in the 10 mg OCA group and 56% of patients in the OCA titration group (5 mg to 10 mg). Eight patients discontinued due to pruritus, of whom none were in the placebo group, seven (10%) patients were in the 10 mg OCA group and one (1%) patient was in the OCA titration group. Pruritus also has been observed in other clinical trials of OCA. Decreases in HDL cholesterol were also observed during treatment in the POISE trial. In our Phase 2 trials for OCA in PBC, a dose-response relationship was observed for the occurrence of liver-related adverse reactions, including jaundice, ascites and primary biliary cholangitis flare with dosages of OCA of 10 mg once daily to 50 mg once daily (up to 5-times the highest recommended dosage), as early as one month after starting treatment with OCA.

Ocaliva is contraindicated for patients with complete biliary obstruction. For patients with moderate or severe hepatic impairment, who represent approximately 3% of PBC patients, the U.S. label for Ocaliva in PBC includes an adjustment in the dosing regimen due to potential exposure levels in this population. For patients with HDL reductions and no response to Ocaliva after one year at the maximum tolerated dose, the U.S. label asks prescribing physicians to weigh the risks against the benefits of continuing treatment.

Based on information in the manuscript for the FLINT trial published in November 2014, pruritus occurred more frequently in the OCA treatment group than in the placebo treatment group (23% vs. 6%, p < 0.001) and at a higher grade (predominately moderate pruritus), but resulted in only one patient discontinuation in the OCA treatment group. In the FLINT trial, OCA treatment was associated with changes in serum lipid levels, including increases in total cholesterol and LDL cholesterol and a decrease in HDL cholesterol, that were observed within 12 weeks of initiating treatment, peaked and then decreased in magnitude while on treatment, and reversed further during the 24-week post-treatment period. As previously disclosed, these changes in cholesterol levels, along with achieving the pre-defined efficacy criteria, played a role in the decision of the FLINT data and safety monitoring board to terminate the treatment phase of FLINT, and the publication of the FLINT results has noted the need for further study of these changes. In December 2015, we initiated CONTROL, a Phase 2 trial characterizing the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. There were two patient deaths in the FLINT trial, and neither death was considered related to OCA treatment.

Additional or unforeseen side effects from OCA or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. With the approval of Ocaliva in PBC, OCA will be used in an environment that is less rigorously controlled than in clinical studies. If new side effects are found, if known side effects are shown to be more severe than previously observed or if OCA is shown to have other unexpected characteristics, we may need to abandon our development of OCA for NASH, PSC, biliary atresia and other potential indications. Furthermore, our commercial efforts for Ocaliva in PBC may be materially and adversely affected.

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

While we have procured sufficient supplies for the commercial launch of Ocaliva in PBC, we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to continue commercial sales on a long-term basis. We do not have agreements for commercial supplies of OCA or any of our other product candidates. We currently obtain these supplies and services from our third-party contract manufacturers on a purchase order basis. We are currently seeking to qualify one or more back-up API manufacturers.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates, including:

•	the possibility that we are unable to enter into a manufacturing agreement with a third party to manufacture OCA or our product candidates;
•	the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and
•	the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer.

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

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMPs. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products for indications or uses for which they are not approved.

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

Risks Related to the Commercialization of Our Products

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance of Ocaliva or our product candidates, if approved. If there is not sufficient reimbursement for our products or they are not covered at all, it is less likely that they will be widely used.

Market acceptance and sales of any products or product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for Ocaliva or any other products and product candidates that we develop. Also, reimbursement policies could reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize Ocaliva or any other products or product candidates that we develop.

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

In addition, third-party payors attempt to contain health care costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for drugs. As a result, they may not cover or provide adequate payment for our products. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products or any other future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management’s time and our financial and other resources. Our products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. The market for a drug will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which the branded drug is approved. In addition, due to there being no uniform policy of coverage and reimbursement in the United States among commercial payors, coverage and reimbursement for pharmaceutical products may differ significantly from payor to payor.

We recently commenced the launch of Ocaliva for PBC in the United States. We do not know if the price we have selected for Ocaliva will receive broad acceptance from third-party payors. The coverage determination process may be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of Ocaliva in PBC to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain adequate coverage of Ocaliva from third-party payors, the adoption of Ocaliva by physicians and patients as a treatment for PBC may be limited. This in turn could affect our ability to successfully commercialize Ocaliva and adversely impact our profitability, results of operations, financial condition and future success.

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

Ocaliva and other product candidates, if approved, may not achieve broad market acceptance among physicians, patients and healthcare payors, and as a result our revenues generated from their sales may be limited.

The commercial success of Ocaliva or our other products or product candidates that we develop, if approved, will depend upon their acceptance among the medical community, including physicians, healthcare payors and patients. For PBC, the current standard of care is ursodiol. In order for Ocaliva to be commercially successful in PBC, we will need to demonstrate its utility as a treatment for patients who have an inadequate response to or who are unable to tolerate ursodiol, referred to as second line treatment, and show that it is more effective than any other alternatives that may be developed as a second line treatment for PBC, particularly given the much higher price that we charge for Ocaliva compared to the price of generically available ursodiol. In NASH and PSC, since there are currently no approved therapies, we do not know the degree to which OCA will be accepted as a therapy, even if approved.

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

In addition, the potential market opportunity for our products and product candidates is difficult to precisely estimate. While ursodiol is the established standard of care for PBC, a majority of patients while on therapy remain at ALP levels above the upper limit of normal, or ULN. According to our analysis of industry data in PBC, approximately 65% of patients treated with ursodiol experience elevated ALP levels, with approximately 35% of patients experiencing ALP levels greater than 1.67 times ULN. In addition, a small minority of PBC patients (estimated at approximately 3% of patients) are intolerant to ursodiol therapy. Our estimates of the potential market opportunity for Ocaliva for the treatment of PBC include a number of key assumptions related to prevalence rates, patients’ access to healthcare, diagnosis rates and patients’ response to or tolerance of OCA, which are based on available literature and epidemiology research in PBC, our industry knowledge gained through market research and other methods, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions prove to be inaccurate, then the actual market for Ocaliva in PBC could be smaller than our estimates of our potential market opportunity. If the actual market opportunity for Ocaliva or our product candidates is smaller than we expect, our product revenue may be limited.

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

We have limited sales, marketing or distribution experience and we will have to invest in significant additional resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.

We have limited sales, marketing or distribution experience as a commercial organization. The commercial launch of Ocaliva for PBC in the United States represents our first product launch. We also plan to commercialize Ocaliva for PBC in Europe and certain other countries ourselves with a targeted sales force if we receive marketing approval. We may utilize the services of third-party collaborators in certain other jurisdictions. We have not yet decided on our commercialization strategy for OCA in other indications and for our other product candidates. To develop internal sales, distribution and marketing capabilities, we have invested and expect to continue to invest significant additional amounts of financial and management resources.

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

For product candidates where we decide to perform sales, marketing and distribution functions ourselves or through third parties, we could face a number of additional risks, including:

•	we or our third-party sales collaborators may not be able to attract and build, or retain an effective marketing or sales force;
•	the cost of securing or establishing a marketing or sales force may exceed the revenues generated by any products; and
•	our direct sales and marketing efforts may not be successful.

We have a collaboration with Sumitomo Dainippon for the development and commercialization of OCA in Japan, China, South Korea and potentially other Asian countries, if approved, and a collaboration with Servier to assist in the development and commercialization of certain of our earlier stage agonists of a dedicated bile acid receptor called TGR5 outside of the United States and Japan, if approved, and may elect to seek additional strategic collaborators for our product candidates. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

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

We will incur significant liability if it is determined that we are promoting any “off-label” use of Ocaliva.

Physicians are permitted to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies are not permitted to promote drugs for off-label uses. Accordingly, we may not promote Ocaliva in the United States for use in any indications other than for the treatment of patients with PBC in combination with ursodiol in adults with an inadequate response to ursidiol or as monotherapy in adults unable to tolerate ursodiol. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various governmental authorities in the United States and abroad.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We intend to continue engaging in medical education activities and communicate with healthcare providers in compliance with all applicable laws, regulatory guidance and industry best practices.

While we have implemented a corporate compliance program based on what we believe are the current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of Ocaliva or other products from the market, significant fines, disqualification or debarment from participation in federally-funded healthcare programs or other sanctions or litigation, any of which events may have a significant adverse impact on our business.

If any of our current strategic collaborators fails to perform its obligations or terminates its agreement with us, the development and commercialization of the products or product candidates under such agreement could be delayed or terminated and our business could be substantially harmed.

We currently have strategic collaborations in place relating to certain of our product candidates. We entered into an exclusive license agreement with Sumitomo Dainippon regarding the development and commercialization of Ocaliva for PBC and OCA for NASH in Japan, China and South Korea and provided Sumitomo Dainippon with an option to extend its exclusive license to different indications as well as certain other Asian countries. We entered into a strategic collaboration with Servier initially focused on the identification and optimization of novel TGR5 agonists for the treatment of type 2 diabetes and other associated disorders. Although our licensing and collaboration agreement with Servier expired in September 2015, we have continued our collaborative relationship with Servier while we negotiate a new agreement. These strategic collaborations may not be scientifically or commercially successful due to a number of important factors, including the following:

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

To date, we have focused the majority of our development efforts on the development of OCA for the second line treatment of PBC. Among our other product candidates, only INT-767, which is undergoing a Phase 1 clinical trial, is currently in clinical development. One of our strategies is to pursue clinical development of OCA in NASH and other progressive non-viral liver diseases, to the extent that we have sufficient funding.

PBC is an orphan disease. Since Ocaliva is indicated for use in PBC in combination with ursodiol, in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol, the market size is expected to be limited. Furthermore, because a significant proportion of PBC patients do not exhibit any symptoms at the time of diagnosis, PBC may be left undiagnosed for a significant period of time. Due to these factors, our ability to grow revenues will be dependent on our ability to successfully develop and commercialize OCA for the treatment of additional indications. In particular, we believe that our future success will depend in large part on the results of our development of OCA for the treatment of NASH. Although NASH is believed to be one of the most prevalent chronic liver diseases worldwide, NASH may be left undiagnosed for a long time and a definitive diagnosis of NASH is currently based on a histological assessment of a liver biopsy, which impacts the ability to easily identify patients. Furthermore, even if we are successful in developing and obtaining marketing approval of OCA for the treatment of NASH, we may not be able to commercialize OCA successfully.

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

Some of the pharmaceutical and biotechnology companies we expect to compete with include Albireo AB, Akarna Therapeutics Ltd., AstraZeneca plc, Biotie Therapies Corp. (acquired by Acorda Therapeutics, Inc.), Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., Dr. Falk Pharma GmbH, Durect Corporation, Eli Lilly, Enanta Pharmaceuticals, Inc., ENYO Pharma SAS, Exelixis, Inc., FibroGen, Inc., FF Pharmaceuticals BV, Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit SA, Genkyotex SA, Gilead Sciences, Inc., GlaxoSmithKline, Immuron Ltd., Islet Sciences, Inc., Medivation, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Nitto Denko Corporation, Novartis International AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Protalix Biotherapeutics, Shire plc, Tobira Therapeutics, Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals Inc. An investigator-sponsored Phase 3 trial of bezafibrate, a fibrate that has not been approved for commercialization by the FDA and is only available outside of the United States, is ongoing for the treatment of PBC. Genfit SA has an ongoing Phase 3 clinical trial of GFT505, a dual PPAR alpha/delta agonist, in NASH. Genfit is also studying GFT505 for the treatment of PBC. Gilead Sciences, Inc. is conducting multiple Phase 2 clinical trials in NASH patients of various disease severity with both simtuzumab, an anti-body against the lysyl oxidase-like 2 enzyme, GS-4997, an inhibitor of the apoptosis signal-regulating kinase 1, and NDI-010976, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases, acquired from Nimbus Therapeutics, LLC. Gilead Sciences, Inc. is also studying an FXR agonist (GS-9674) for the treatment of NASH. Gilead Sciences, Inc. is also studying GS-4997, NDI-010976, and GS-9674 in other liver diseases including PBC and PSC. A number of other companies have trials in PBC, NASH and other liver diseases we are targeting.

In addition, many universities and private and public research institutes may become active in our target disease areas. The results from our POISE and FLINT trials and the FDA approval of Ocaliva in PBC have brought more attention to our targeted indications and bile acid chemistry. As a result, we believe that additional companies and organizations may seek to compete with us in the future. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than OCA or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our and our strategic collaborators’ clinical trials and preclinical studies;
•	our ability to recruit and enroll patients for our clinical trials;
•	the efficacy, safety and reliability of Ocaliva and our other product candidates;
•	the speed at which we develop our product candidates;
•	our ability to design and successfully execute appropriate clinical trials;
•	our ability to maintain a good relationship with regulatory authorities;
•	the timing and scope of regulatory approvals, if any;
•	our ability to commercialize and market any of our product candidates that receive regulatory approval;
•	the price of our products;
•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
•	our ability to protect intellectual property rights related to our products;
•	our ability to manufacture and sell commercial quantities of any approved products to the market; and
•	acceptance of our product candidates by physicians and other health care providers.

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

We outsource and plan to continue to outsource substantial portions of our operations to third-party service providers, including the conduct of preclinical studies and clinical trials, collection and analysis of data and manufacturing. Although we are currently commercializing Ocaliva in the United States using our internal commercial organization, we will likely use the services of third-party vendors in relation to our future commercialization activities, including product sales, marketing and distribution. Our agreements with third-party service providers are on a study-by-study and/or project-by-project basis. Typically, we may terminate the agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, a number of third-party service providers that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to applicable governing practices and standards, the development and commercialization of Ocaliva and our other product candidates could be delayed or stopped, which could severely harm our business and financial condition.

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

We have a wholly-owned subsidiary in the United Kingdom which serves as our headquarters for our international operations. We also currently have an Italian subsidiary that acts as our legal representative for our clinical trials in the European Union to satisfy European Union regulatory requirements. We have also formed a number of other wholly-owned subsidiaries in Europe and Canada in preparation for the anticipated commercial launch of Ocaliva in PBC in those jurisdictions. In addition, we have entered into collaborations with Sumitomo Dainippon for the development of OCA and Servier for our earlier stage TGR5 program, and we may enter into agreements with other third parties for the development and commercialization of OCA or our other product candidates in international markets. Our international operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

For example, we do not know the extent of the impact that the Brexit will have on our business. As a result of the Brexit, it is possible that Scotland and Northern Ireland may each conduct a referendum to decide whether to leave the United Kingdom. Furthermore, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. We do not know to what extent these changes will impact our business. Our ability to conduct our international business out of the United Kingdom may be materially and adversely affected.

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

From December 31, 2014 to June 30, 2016, our employee base has grown from 136 to 443 employees. As we advance our programs for OCA in NASH and other potential indications and our other product candidates, seek regulatory approval in the United States and elsewhere, increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. We will also need to grow our commercial capabilities, which will require us to hire additional personnel, both for our ongoing pre-commercial activities and for the launch and ongoing marketing and sale of any product candidate for which we obtain marketing approval. In addition, in order to continue to meet our obligations as a public company and to support the anticipated longer-term growth in the other functions at our company, we will need to increase our general and administrative capabilities. We are also expanding our operations geographically and formed a number of wholly-owned subsidiaries outside of the United States, including our wholly-owned subsidiary in the United Kingdom. In addition to our U.S. offices, we also have an office in London, United Kingdom which serves as our headquarters for our operations in Europe and international markets, and regional offices in a number of these countries. In the longer term, we may further expand our geographical footprint. Our management, personnel and systems currently in place may not be adequate to support this future growth. Furthermore, we may face a number of complexities, such as being subject to national collective bargaining agreements for employees, in some of the countries in which we operate.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with health care fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations in the United States and abroad intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Misconduct and misappropriation of confidential information by our employees or third parties may also include improper trading in our securities, which may harm our reputation and result in enforcement actions against us. We have adopted a global code of business conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval, such as Ocaliva in PBC, expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

We have obtained limited product liability insurance coverage for in the United States for the use of OCA in our U.S. clinical trials and commercial sales and in selected other jurisdictions where we are conducting clinical trials. Our product liability insurance coverage in the United States is currently limited to an aggregate of $10 million. We have clinical trial insurance coverage outside of the United States in amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

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

Various foreign countries where we may process personal information also have, or are developing, laws governing the collection, use, disclosure and storage of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. We have in the past relied on adherence to the U.S.-EU Safe Harbor Framework as agreed to and set forth by the U.S. Department of Commerce and the European Commission as a means to legitimize certain transfers of personal information from the European Economic Area, or EEA, to the United States. However, a recent opinion of the European Union Court of Justice, or ECJ, deemed the U.S.-EU Safe Harbor Framework an invalid method of protecting the transfer of personal information from the EEA to the United States. In July 2016, U.S. and European Commission officials adopted a new framework called the EU-U.S. Privacy Shield to govern cross-border flows of personal data. While we are engaging in efforts to address the implications of the EU-U.S. Privacy Shield and other elements of the ECJ opinion and actively employing other means to legitimize the transfer of personal information from the EEA to the United States, we may be unsuccessful in these efforts. Failure to comply with laws regarding data protection could expose us to risk of enforcement actions and the potential for significant penalties as well as the loss of access to certain data from the EU. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and can generate negative publicity, which could harm our business.

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

As of June 30, 2016, we were the owner of record of over 110 issued or granted U.S. and non-U.S. patents relating to OCA with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds, and methods of using these compounds in various indications. We were also the owner at that date of record of 70 pending U.S. and non-U.S. patent applications relating to OCA in these areas.

In addition, as of June 30, 2016, we were the owner of record of over 160 issued or granted U.S. and non-U.S. patents relating to our product candidates other than OCA, with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds and methods of using these compounds in various indications. We were also the owner of record of over 100 pending U.S. and non-U.S. patent applications relating to such other product candidates in these areas.

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

Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of OCA in PBC in May 2016, we anticipate applying for an extension to the patent term for this patent in the United States through 2027. We expect to take similar actions in other countries where similar regulations exist. In the event that we are unable to obtain any patent term extensions, the issued composition of matter patents for OCA are expected to expire in 2022 at the soonest and 2033 at the latest, assuming they withstand any challenge. We expect that the other patents for the OCA portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2033.

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

We have applied for and obtained a number of trademarks and service marks to further protect the proprietary position of our products. As of June 30, 2016, we have approximately 80 trademark and service mark registrations and approximately 365 pending trademark and service mark applications in the United States and abroad. Our trademark applications may not be allowed for registration or our registered trademarks may not be maintained or enforced. During prosecution of applications for trademark registration, we may receive rejections or refusals. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

Risks Related to Our Indebtedness

Servicing our debt will require significant amounts of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the $460 million aggregate principal amount of 3.25% convertible senior notes due 2023 we issued in July 2016, or convertible notes or any indebtedness we or our subsidiaries may incur in the future depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the convertible notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may incur substantially more debt or take other actions which would affect our ability to pay the principal of and interest on our debt.

We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. We and our subsidiaries will not be restricted under the terms of the indenture governing the convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the convertible notes that could have the effect of diminishing our ability to service our debt when due.

The conditional conversion feature of the convertible notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the convertible notes is triggered, holders will be entitled to convert their convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, is the subject of recent changes that could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the convertible notes to their face amount over the term of the convertible notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the convertible notes.

In addition, under certain circumstances, convertible debt instruments (such as the convertible notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the convertible notes will not be included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the convertible notes, then our diluted earnings per share would be adversely affected.

Provisions in the indenture governing the convertible notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change occurs prior to the maturity date of the convertible notes, holders of the convertible notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the convertible notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its convertible notes in connection with such make-whole fundamental change. Furthermore, the indenture governing the convertible notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the convertible notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

Risks Related to Ownership of Our Common Stock

An active trading market in our common stock may not be maintained.

The trading market in our common stock has been extremely volatile. The quotation of our common stock on The NASDAQ Global Select Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of June 30, 2016, approximately 33.5% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities (other than FMR LLC, Carmignac Gestion, Capital World Investors, Ameriprise Financial, Inc. and their respective affiliates) and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention.

On February 21, 2014 and February 28, 2014, purported shareholder class actions, styled Scot H. Atwood v. Intercept Pharmaceuticals, Inc. et al. and George Burton v. Intercept Pharmaceuticals, Inc. et al., respectively, were filed in the United States District Court for the Southern District of New York, naming us and certain of our officers as defendants. These lawsuits were filed by stockholders who claim to be suing on behalf of anyone who purchased or otherwise acquired our securities between January 9, 2014 and January 10, 2014. The lawsuits alleged that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from January 9, 2014 to January 10, 2014, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to our January 9, 2014 announcement that the FLINT trial had been stopped early based on a pre-defined interim efficacy analysis. Specifically, the lawsuits claimed that the January 9, 2014 announcement was misleading because it did not contain information regarding certain lipid abnormalities seen in the FLINT trial in OCA-treated patients compared to placebo. On April 22, 2014, two individuals each moved to consolidate the cases and a lead plaintiff was subsequently appointed by the Court. On June 27, 2014, the lead plaintiff filed an amended complaint on behalf of the putative class as contemplated by the order of the Court. The lead plaintiff was seeking unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On August 14, 2014, the defendants filed a motion to dismiss the complaint. Oral arguments on the motion to dismiss were held on February 24, 2015. On March 4, 2015, the defendants’ motion to dismiss was denied by the Court. The defendants answered the amended complaint on April 13, 2015. On July 15, 2015, the plaintiff moved for class certification and appointment of class representatives and class counsel. On September 14, 2015, the defendants opposed the plaintiff’s class certification motion. The plaintiff filed its reply to the defendants’ opposition on October 14, 2015, to which the defendants filed a sur-reply on November 10, 2015. Oral arguments on the class certification motion were held on January 20, 2016.

On May 2, 2016, we reached an agreement with the lead plaintiff to seek Court approval of a proposed resolution. The plaintiffs moved for preliminary approval of the proposed settlement on May 5, 2016. On May 23, 2016, the Court entered an order preliminarily approving the settlement. The Court ordered that notice be provided to the class and preliminarily approved the proposed settlement, including the payment of $55 million, of which $10 million was agreed to be funded by our insurers. The settlement was paid into escrow in June 2016, with distribution to the class to occur after the Court has finally approved the settlement and a plan of allocation of those proceeds. The Court has scheduled a hearing to consider final approval of the proposed settlement on September 8, 2016. Under the proposed settlement, the defendants do not admit any liability. The defendants also continue to deny all allegations against them and to maintain that the suit has no merit. It is anticipated that the settlement will not have a material impact on our business.

There may be additional suits or proceedings brought in the future. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve these matters. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from these lawsuits, and we cannot be certain how long it may take to resolve these lawsuits or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgment or enter into settlement of claims for monetary damages. A decision adverse to our interests on either of these lawsuits could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuits could lead to more volatility in our stock price.

Our stock price has been and may in the future be volatile, which could cause holders of our common stock and the notes to incur substantial losses.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in October 2012, the price of our common stock on The NASDAQ Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section, these factors include:

•	failure to successfully commercialize Ocaliva in PBC or our inability to receive marketing approval for Ocaliva in jurisdictions outside of the United States;
•	adverse results or delays in our clinical trials;
•	inability to obtain additional funding;
•	any delay in filing an IND, NDA, MAA or comparable submission for any of our product candidates and any adverse development or perceived adverse development with respect to the regulatory review of such submission;
•	failure to successfully develop and commercialize OCA for indications other than PBC and any of our other product candidates;
•	inability to obtain adequate product supply for OCA and our future product candidates or the inability to do so at acceptable prices;
•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our products or our competitors’ products;
•	changes in laws or regulations applicable to our future products;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•	competition from existing products or new products that may emerge;
•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	additions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcement or expectation of additional financing efforts;
•	significant lawsuits, including patent or stockholder litigation, involving us;
•	sales of our common stock by us, our insiders or our other stockholders;
•	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements;
•	market conditions for biopharmaceutical stocks in general; and
•	general economic, industry and market conditions.

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

Genextra S.p.A., together with its affiliates, whom we refer to collectively as Genextra, is our largest stockholder. As of June 30, 2016, Genextra owned 6,454,953 shares of our common stock. The shares of common stock owned by Genextra represented approximately 26.2% of our outstanding common stock as of June 30, 2016. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

Furthermore, the interests of Genextra may not always coincide with your interests or the interests of other stockholders, and Genextra may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, and might affect the prevailing market price for our common stock. Our board of directors, which consists of nine directors, including one affiliated with Genextra, has the power to set the number of directors on our board from time to time.

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

Anti-takeover provisions in our restated certificate of incorporation and our restated bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our restated certificate of incorporation or restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

As of June 30, 2016 and December 31, 2015, we had net operating loss carryforwards, or NOLs, for U.S. federal income tax purposes of $472.5 million and $454.4 million, respectively, which expire between 2024 and 2036. We also have certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Internal Revenue Code, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have evaluated whether one or more ownership changes as defined under Section 382 of the Internal Revenue Code have occurred since our inception and have determined that there have been at least two such changes. Although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to utilize these NOLs may be limited due to future ownership changes or for other reasons. Additionally, tax laws limit the time during which NOLs and certain other tax attributes may be utilized against future taxes. As a result, we may not be able to take full advantage of our carryforwards for federal, state, and foreign tax purposes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the six months ended June 30, 2016 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1 and June 30, 2016, we did not issue or sell any shares on an unregistered basis.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: August 9, 2016	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Barbara Duncan
Barbara Duncan
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation, as amended.

10.1.1	Employment Agreement by and between the Registrant and Sandip S. Kapadia, effective as of May 3, 2016. +

10.1.2	Invention, Non-Disclosure, and Non-Solicitation Agreement by and between Registrant and Sandip S. Kapadia, effective as of May 3, 2016. +

10.2	Letter Agreement by and between the Registrant and Barbara Duncan, dated June 27, 2016. +

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at June 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

+ Management contract or compensatory arrangement.