Form 10-Q
period 2016-09-30
INTERCEPT PHARMACEUTICALS INC
filed 2016-11-09
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35668

INTERCEPT PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3868459
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

450 West 15th Street, Suite 505
New York, NY	10011
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2016, there were 24,808,777 shares of common stock, $0.001 par value per share, outstanding.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to successfully commercialize Ocaliva® (obeticholic acid, or OCA) in primary biliary cholangitis, or PBC, and our ability to maintain our regulatory approval of Ocaliva in PBC in the United States;
•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain and maintain regulatory approval of OCA in PBC in countries outside the United States and in indications other than PBC and regulatory approval of any other product candidates we may develop such as INT-767;
•	conditions that may be imposed by regulatory authorities on our marketing approvals for our product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings in the label of any approved product candidates;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to successfully commercialize OCA in indications other than PBC and our other product candidates;
•	the size and growth of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products, which may be affected by the reimbursement that our products receive from payors;
•	the success of competing drugs that are or become available;
•	the election by our collaborators to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, future revenues and capital requirements and the accuracy thereof;
•	our use of our cash and short term investments; and
•	our ability to attract and retain key scientific or management personnel.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q presents projected adjusted operating expense, which is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in addition to, but not as a substitute for, operating expense that we prepare and announce in accordance with GAAP. We exclude certain items from adjusted operating expense, such as the $45.0 million net expense for the settlement of the purported securities class action lawsuit, stock-based compensation and other non-cash items, that management does not believe affect our basic operations and that do not meet the GAAP definition of unusual or non-recurring items. Other than the net class action lawsuit settlement amount, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. A reconciliation of projected non-GAAP adjusted operating expense to operating expense calculated in accordance with GAAP is not available on a forward-looking basis without unreasonable effort due to an inability to make accurate projections and estimates related to certain information needed to calculate, for example, future stock-based compensation expense. Management also uses adjusted operating expense to establish budgets and operational goals and to manage our company’s business. Other companies may define this measure in different ways. We believe this presentation provides investors and management with supplemental information relating to operating performance and trends that facilitate comparisons between periods and with respect to projected information.

NOTE REGARDING TRADEMARKS

The Intercept Pharmaceuticals® name and logo and the Ocaliva® name and logo are either registered or unregistered trademarks or trade names of Intercept Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I

Item 1. FINANCIAL STATEMENTS

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$105,216	$32,742
Investment securities, available-for-sale	674,743	595,313
Prepaid expenses and other current assets	14,622	13,638
Total current assets	794,581	641,693
Fixed assets, net	11,865	10,047
Security deposits	5,821	4,018
Total assets	$812,267	$655,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$46,854	$45,591
Short-term interest payable	3,738	-
Short-term portion of deferred revenue	3,935	1,782
Total current liabilities	54,527	47,373
Long-term liabilities:
Long-term debt	337,898	-
Long-term portion of deferred revenue	4,899	6,236
Total liabilities	397,324	53,609
Stockholders’ equity:
Common stock par value $0.001 per share; 45,000,000 and 35,000,000 shares authorized; 24,790,952 and 24,391,430 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	25	24
Additional paid-in capital	1,406,260	1,300,008
Accumulated other comprehensive loss, net	(2,924)	(2,253)
Accumulated deficit	(988,418)	(695,630)
Total stockholders’ equity	414,943	602,149
Total liabilities and stockholders’ equity	$812,267	$655,758

See accompanying notes to the condensed consolidated financial statements.

 INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue:
Product revenue, net	$4,732	$-	$4,807	$-
Licensing revenue	445	445	6,336	2,336
Total revenue	5,177	445	11,143	2,336

Operating expenses:
Research and development	43,838	27,487	122,592	83,747
Selling, general and administrative	44,375	24,742	177,082	58,854
Total operating expenses	88,213	52,229	299,674	142,601
Operating loss	(83,036)	(51,784)	(288,531)	(140,265)

Other income (expense):
Interest expense	(7,065)	-	(7,065)	-
Other income, net	1,286	889	2,807	2,090
	(5,779)	889	(4,258)	2,090
Net loss	$(88,815)	$(50,895)	$(292,789)	$(138,175)

Net loss per common and potential common share:
Basic and diluted	$(3.59)	$(2.10)	$(11.90)	$(5.89)

Weighted average common and potential common shares outstanding:
Basic and diluted	24,738	24,215	24,614	23,472

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(88,815)	$(50,895)	$(292,789)	$(138,175)
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(1,073)	(25)	966	(707)
Reclassification for recognized gains (losses) on marketable investment securities during the period	-	-	(52)	2
Net unrealized losses on marketable investment securities	$(1,073)	$(25)	$914	$(705)
Foreign currency translation adjustments	(691)	(690)	(1,585)	(514)
Comprehensive loss	$(90,579)	$(51,610)	$(293,460)	$(139,394)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(292,789)	$(138,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,041	22,038
Depreciation	2,187	1,059
Realized gain on investments	52	-
Amortization of deferred financing costs	326	-
Accretion of debt discount	3,001	-
Amortization of investment premium	3,736	4,517
Changes in operating assets:
Prepaid expenses and other current assets	(984)	(727)
Security deposits	(1,803)	(1,532)
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	1,699	16,942
Interest payable	3,738	-
Deferred revenue	817	(1,336)
Net cash used in operating activities	(252,979)	(97,214)
Cash flows from investing activities:
Purchases of investment securities	(443,323)	(559,928)
Sales of investment securities	361,019	151,053
Purchases of equipment, leasehold improvements, and furniture and fixtures	(4,005)	(5,414)
Net cash used in investing activities	(86,309)	(414,289)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	-	558,756
Payments for capped call transactions and associated costs	(38,364)	-
Proceeds from issuance of Convertible Notes, net of issuance costs	447,715	-
Proceeds from exercise of options	4,429	5,595
Net cash provided by financing activities	413,780	564,351
Effect of exchange rate changes	(2,018)	(514)
Net increase in cash and cash equivalents	72,474	52,334
Cash and cash equivalents – beginning of period	32,742	20,023
Cash and cash equivalents – end of period	$105,216	$72,357

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Overview of Business

Intercept Pharmaceuticals, Inc. (“Intercept” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat non-viral, progressive liver diseases, including primary biliary cholangitis (“PBC”), nonalcoholic steatohepatitis (“NASH”), primary sclerosing cholangitis (“PSC”) and biliary atresia. Founded in 2002 in New York, Intercept now has operations in the United States, Europe and Canada.

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2016.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, revenues and related disclosures. Significant estimates include: clinical trial accruals, revenues and share-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to the Consolidated Financial Statements included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.

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

Beginning in June 2016, subsequent to the U.S. Food and Drug Administration (“FDA”) approval of Ocaliva® (obeticholic acid or “OCA”) for the treatment of PBC, the Company sells Ocaliva in the United States principally to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as the Company’s customers.

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

The Company recognized net sales of Ocaliva for the three and nine months ended September 30, 2016 of $4.7 million and $4.8 million, respectively. The Company also recorded $2.2 million in deferred revenues recorded in short-term portion of deferred revenue on its balance sheet, which represents product shipped to distributors, but not sold through as of September 30, 2016.

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

Trade Allowances

The Company provides invoice discounts on Ocaliva sales to certain of its customers for prompt payment and records these discounts as a reduction to gross product revenues. These discounts are based on contractual terms.

Rebates and Discounts

The Company contracts with Centers for Medicare & Medicaid Services (“CMS”) and other government agencies to make Ocaliva available to eligible patients. As a result, the Company estimates any rebates and discounts and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs. These estimates are recorded in accrued liabilities on the condensed consolidated balance sheet.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for PBC patients whom reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. The Company estimates each period the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third party claims processing organizations and are recorded in accrued liabilities on the condensed consolidated balance sheet.

Convertible Senior Notes

The Company’s 3.25% convertible senior notes due 2023 (the “Convertible Notes”) are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 470, formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC Subtopic 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer's option, such as these notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470 has no impact on the Company’s actual past or future cash flows, it requires the Company to record non-cash interest expense as the debt discount is amortized. For additional information, see Note 6 – Long-Term Debt.

3.	Significant Agreements

Sumitomo Dainippon Pharma Co, Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon to research, develop and commercialize OCA as a therapeutic for the treatment of PBC, and NASH in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments of up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval of OCA for NASH in Japan, $10.0 million for receiving marketing approval of OCA for NASH in China, and $5.0 million for receiving marketing approval of OCA for PBC in the United States, which was achieved upon the FDA approval of Ocaliva for the treatment of PBC in May 2016. As of September 30, 2016, the Company had achieved $6.3 million of the development milestones under its collaboration agreement with Sumitomo Dainippon. The sales milestones are based on aggregate sales amounts of OCA in the Sumitomo Dainippon territory and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. The Company has determined that each potential future development, regulatory and sales milestone is substantive. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon has the option to add several other Asian countries to its territory to pursue OCA for additional indications. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories. Sumitomo Dainippon is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the Sumitomo Dainippon territory.

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and payments made in respect of the Korea option are being recognized ratably over this period. During the three months ended September 30, 2016 and 2015, the Company recorded licensing revenue of approximately $0.4 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company recorded revenue of approximately $6.3 million and $2.3 million, respectively.

Leases

In January 2016, Intercept Pharma Europe Ltd. (“IPEL”), a wholly owned subsidiary of the Company, entered into an underlease with Performing Right Society, Ltd., for additional office space in the King’s Cross area of London, United Kingdom. The Company is the guarantor to the underlease. The underlease provides IPEL with an additional 8,549 square feet of space. The lease term is anticipated to end in May 2024. The annual rent is approximately £726,665, payable quarterly. IPEL is also required to pay value added tax (“VAT”) on the rent. IPEL will be responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by them. As security for the underlease, IPEL has provided the landlord with a rent deposit in an amount equal to twelve months’ rent, plus applicable VAT. The underlease is subject to an “upwards only” open market rent review of the market rent with review to take place in June 2019.

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

Commercial Supply Agreement

On August 12, 2016, IPEL and PharmaZell GMBH (“PharmaZell”), entered into a commercial manufacturing and supply agreement. Pursuant to the agreement, PharmaZell has agreed to manufacture and supply to IPEL and IPEL has agreed to purchase from PharmaZell a certain percentage of IPEL’s commercial requirements of active pharmaceutical ingredient (“API”) for use in Ocaliva. In addition, subject to certain regulatory events, IPEL has agreed to purchase a specified minimum quantity of API for delivery in 2017 and 2018. Subject to IPEL’s purchase obligations, IPEL has the right to enter into arrangements with one or more alternate sources for the commercial supply of API. The agreement provides for pricing for API structured on a tiered basis, with the price reduced as the volume of API ordered increases. The agreement has an initial term that runs through December 31, 2020, and is subject to two-year automatic renewal terms, unless either party provides notice of non-renewal at least 12 months prior to the end of the initial term or then-current renewal term. IPEL may terminate the agreement immediately with written notice upon the occurrence of certain regulatory events, or PharmaZell’s failure to meet certain quality standards, applicable laws or specified delivery obligations. Each party also has the right to terminate the agreement immediately upon written notice for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by PharmaZell with current Good Manufacturing Practices and applicable laws, indemnification, confidentiality, intellectual property, dispute resolution and other customary matters for an agreement of this kind. Certain provisions of the agreement are subject to a quality agreement previously entered into by the parties. The Company has agreed to guarantee IPEL’s financial obligations under the agreement.

4.	Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist of marketable investment securities. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help the Company believes will limit its credit exposure.

The following table summarizes the Company’s cash, cash equivalents and investments as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair Value
		Gains	Losses
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$105,219	$-	$(3)	$105,216
Investment securities:
U.S. government and agency securities	32,323	3	(4)	32,322
Commercial paper	70,074	-	(142)	69,932
Corporate debt securities	573,331	69	(911)	572,489
Total investments	675,728	72	(1,057)	674,743
Total cash, cash equivalents and investments	$780,947	$72	$(1,060)	$779,959

	As of December 31, 2015
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair Value
		Gains	Losses
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$32,742	$-	$-	$32,742
Investment securities:
Commercial paper	1,993	-	(3)	1,990
U.S. government and agency securities	65,854	1	(182)	65,673
Corporate debt securities	529,368	2	(1,720)	527,650
Total investments	597,215	3	(1,905)	595,313
Total cash, cash equivalents and investments	$629,957	$3	$(1,905)	$628,055

As of September 30, 2016, there were no marketable securities in a continuous unrealized loss position for more than twelve months.

5.	Fair Value Measurements

The carrying amounts of the Company’s receivables and payables approximate their fair value due to their short maturities.

Accounting principles provide guidance for using fair value to measure assets and liabilities. The guidance includes a three level hierarchy of valuation techniques used to measure fair value, defined as follows:

•	Level 1 - The fair value of an asset or liability is based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 - The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction.
•	Level 3 - The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market.

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

Financial assets and liabilities, carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2016
Assets:
Money market funds	$39,356	$39,356	$-	$-
Available for sale securities:
U.S. government and agency securities	32,322	-	32,322	-
Commercial paper	69,932	-	69,932	$-
Corporate debt securities	572,489	-	572,489	-
Total financial assets:	$714,099	$39,356	$674,743	$-

December 31, 2015
Assets:
Money market funds	$4,826	$4,826	$-	$-
Available for sale securities:
Commercial paper	1,990	-	1,990	-
Corporate debt securities	527,650	-	527,650	-
U.S. government and agency securities	65,673	-	65,673	-
Total financial assets	$600,139	$4,826	$595,313	$-

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	September 30, 2016	December 31, 2015
	(In thousands)
Due in one year or less	$415,106	$343,758
Due after 1 year through 2 years	259,637	251,555
Total investments in debt securities	$674,743	$595,313

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

6.	Long-Term Debt

Debt, net of discounts and deferred financing costs, consists of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Long-term debt	$337,898	$-
Less current portion	-	-
Long-term debt outstanding	$337,898	$-

On July 6, 2016, the Company issued $460.0 million aggregate principal amount of the Convertible Notes. The Company received net proceeds of $447.7 million after deducting underwriting discounts and estimated offering expenses of approximately $12.3 million. The Company used approximately $38.4 million of the net proceeds from the offering to fund the payment of the cost of the capped call transactions that were entered into in connection with the issuance of the Convertible Notes.

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

The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the Convertible Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the Convertible Notes. The cap price of the capped call transactions is initially $262.2725 per share, and is subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution upon conversion of the Convertible Notes to the extent that such market price exceeds the cap price of the capped call transactions.

In accordance with ASC Subtopic 470-20, the Company used an effective interest rate of 8.4% to determine the liability component of the Convertible Notes. This resulted in the recognition of $334.6 million as the liability component of the Convertible Notes and the recognition of the residual $113.1 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes.

Interest expense was $7.1 million for the three and nine months ended September 30, 2016 related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $3.7 million as of September 30, 2016. The Company recorded debt issuance costs of $12.3 million, which are being amortized using the effective interest method. As of September 30, 2016, $12.0 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-Term Debt, in accordance with ASU 2015-03. As of September 30, 2016, the Company had outstanding borrowings of $460.0 million related to the Convertible Notes.

7.	Income Taxes

For the nine months ended September 30, 2016 and 2015, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards (“NOLs”). The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

As of September 30, 2016 and December 31, 2015, the Company had NOLs for U.S. federal income tax purposes of $507.7 million and $454.4 million, respectively, which expire between 2024 and 2036. The Company also has certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws. The U.S. federal NOLs include approximately $167.5 million and $151.0 million, respectively, of excess tax benefits related to stock-based payments that are not recognized as a deferred tax asset. The benefit of these deductions will be recognized through additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

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

8.	Stockholder’s Equity

Common Stock

As of September 30, 2016 and December 31, 2015, the Company had 45,000,000 and 35,000,000, respectively, authorized shares of common stock, $0.001 par value per share. At the 2016 annual meeting of stockholders held on July 19, 2016, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 35,000,000 shares to 45,000,000 shares.

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

Stock-Based Compensation

The 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of the Initial Public Offering in October 2012. At the same time, the 2003 Stock Incentive Plan (“2003 Plan”) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

The estimated fair value of the options that have been granted under the 2003 and 2012 Plans is determined utilizing the Black-Scholes option-pricing model at the date of grant. The fair value of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) that have been granted under the 2012 Plan is determined utilizing the closing stock price on the date of grant.

The following table summarizes stock option activity during the nine months ended September 30, 2016:

		Weighted
	Number of	Average
	Options	Exercise Price
	(In thousands)
Outstanding, December 31, 2015	1,348	$108.49
Granted	465	$112.52
Exercised	(164)	$27.39
Expired	(4)	$138.48
Forfeited	(51)	$141.23
Outstanding, September 30, 2016	1,594	$116.87

Exercisable, September 30, 2016	749	$85.63

The following table summarizes the aggregate RSU and RSA activity during the nine months ended September 30, 2016:

		Weighted
	Number of	Average Fair	Aggregate
	Awards	Value	Intrinsic Value
	(In thousands)		(In thousands)
Non-vested shares outstanding, December 31, 2015	193	$183.19	$28,849
Granted	292	$116.08	$48,060
Exercised	(73)	$159.10	$(12,015)
Forfeited	(24)	$167.60	$(3,950)
Non-vested shares outstanding, September 30, 2016	388	$138.22	$63,861

As of September 30, 2016, there was $47.1 million of unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted average period of 2.69 years.

9.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Historical net loss per share
Numerator:

Net loss attributable to common stockholders	$(88,815)	$(50,895)	$(292,789)	$(138,175)

Denominator:

Weighted average shares used in calculating net loss per share - basic and diluted	24,738	24,215	24,614	23,472

Net loss per share:
Basic and diluted	$(3.59)	$(2.10)	$(11.90)	$(5.89)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Options	1,594	1,203	1,594	1,203
Restricted stock units	388	25	388	25
Total	1,982	1,228	1,982	1,228

10.	Recent Accounting Pronouncements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-2”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

11.	Litigation

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

On May 2, 2016, the defendants reached an agreement with the lead plaintiff to seek Court approval of a proposed resolution. The plaintiffs moved for preliminary approval of the proposed settlement on May 5, 2016. On May 23, 2016, the Court entered an order preliminarily approving the settlement. The Court ordered that notice be provided to the class and preliminarily approved the proposed settlement, including the payment of $55.0 million, of which $10.0 million was agreed to be funded by the Company’s insurers. The settlement was paid into escrow in June 2016, with distribution to the class to occur after the Court had finally approved the settlement and the plan of allocation of those proceeds. On September 8, 2016, the Court granted final approval of the settlement. The final judgment and order of the Court included a dismissal of the action with prejudice against all defendants. The defendants do not admit any liability as part of the settlement.

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

Our lead product, obeticholic acid, or OCA, is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid that selectively binds to and activates the farnesoid X receptor, or FXR. We believe OCA has broad liver protective properties and may effectively counter a variety of chronic insults to the liver that cause fibrosis, or scarring, which can eventually lead to cirrhosis, liver transplant and death.

OCA was approved in the United States in May 2016 for use in patients with primary biliary cholangitis, or PBC, under the brand name Ocaliva®. We commenced sales and marketing of Ocaliva shortly after receiving marketing approval in the United States, and Ocaliva is now available to patients primarily through our specialty pharmacy distributors. In October 2016, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion recommending the conditional marketing authorization of Ocaliva in PBC. Based on the CHMP’s positive recommendation, the final decision of the European Commission on the conditional marketing authorization of Ocaliva in PBC is expected by the end of 2016. We have also filed for regulatory approval for OCA in PBC in Canada and plan to file for marketing authorization in other target markets.

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

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. We are targeting completion of enrollment of the cohort of patients needed for this analysis in the first half of 2017, with results from the interim analysis anticipated in 2019. However, based on our current projections for this trial, we will need to continue to increase our enrollment rate to meet this timetable. We also have an ongoing Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We completed enrollment of the targeted number of patients for our CONTROL trial in October 2016 and expect top-line results in 2017. We continue to work towards expanding our overall NASH development program with additional trials and studies.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases, including Phase 2 trials for PSC and pediatric patients with biliary atresia, respectively. In September 2016, we completed enrollment of the targeted number of patients in our Phase 2 AESOP trial in PSC. We expect top-line results from the AESOP trial in 2017. We also have an ongoing Phase 1 trial in healthy volunteers for INT-767, a dual FXR and TGR5 agonist. We anticipate completing this Phase 1 trial for INT-767 by the end of 2016. Following analysis of the results, we plan to evaluate next steps for INT-767 in 2017.

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

Our net loss for the three months ended September 30, 2016 and 2015 was approximately $88.8 million and $50.9 million, respectively. Our net loss for the nine months ended September 30, 2016 and 2015 was $292.8 million and $138.2 million, respectively. As of September 30, 2016, we had an accumulated deficit of approximately $988.4 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

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

On July 6, 2016, we completed an underwritten public offering of $460.0 million in aggregate principal amount of 3.25% convertible senior notes due 2023, or Convertible Notes. After deducting the underwriting discount and estimated offering expenses of approximately $12.3 million, the net proceeds from the Convertible Notes offering were approximately $447.7 million. We used approximately $38.4 million of the net proceeds from the offering to fund the payment of the cost of the capped call transactions we entered into in connection with the issuance of the Convertible Notes. We intend to use the remaining net proceeds from the offering together with our existing cash, cash equivalents and short-term investments, to fund the ongoing commercialization of Ocaliva in PBC in the United States; our preparation for and, subject to receipt of marketing approval, potential initiation of the commercial launch of Ocaliva in PBC in certain European countries as well as certain other target markets across the world; the continued clinical development of OCA in PBC, NASH and PSC; the advancement of our clinical program for INT-767; and continued advancement of other preclinical pipeline and research and development programs. We also intend to use the balance of the net proceeds from the offering, if any, for general corporate purposes, including selling, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Our principal executive offices are in New York, New York. We also have administrative offices in San Diego, California and London, United Kingdom.

Financial Overview

Revenue

 We commenced our commercial launch of Ocaliva for use in PBC in the United States in June 2016. In the future, we expect to generate revenue primarily through product sales for Ocaliva.

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

During the three and nine months ended September 30, 2016, we recognized net sales of Ocaliva of $4.7 million and $4.8 million, respectively. Cost of goods sold during each of the three and nine months ended September 30, 2016 was only reflective of packaging and labeling costs incurred in the respective period, which was de minimis. We expect cost of goods sold to remain negligible until previously expensed supplies of OCA are sold. We also recorded $2.2 million in deferred revenues on our balance sheet, which represents product shipped to distributors, but not sold through as of the end of September 30, 2016.

We also recognize revenue derived from our collaborative agreements for the development and commercialization of certain of our product candidates. We have entered into an exclusive licensing agreement with Sumitomo Dainippon for the development of OCA in Japan, China and Korea. Under the terms of the agreement, we have received up-front payments of $16.0 million, including $1.0 million upon the exercise by Sumitomo Dainippon of its option to add Korea to its licensed territories, and may be eligible to receive up to approximately $300.0 million in additional payments for development, regulatory and commercial sales milestones for OCA in the licensed territories. As of September 30, 2016, we have achieved $6.3 million of the development and regulatory milestones.

For accounting purposes, the up-front payments are recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. We recognized $6.3 million and $2.3 million in license revenue for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, $1.3 million resulted from the amortization of the up-front payments under the collaboration agreement and $5.0 million resulted from the regulatory milestone achieved in the period. For the nine months ended September 30, 2015, $1.3 million resulted from the amortization of the up-front payments under the collaboration agreement and $1.0 million resulted from the development milestone achieved in the period. We anticipate that we will recognize revenue of approximately $1.8 million per year through 2020, for the amortization of the relevant up-front collaboration payments from Sumitomo Dainippon.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Beginning in the third quarter of 2016, as a result of the regulatory approval of Ocaliva for the treatment of PBC, we began to capitalize inventory costs associated with the manufacturing of OCA for commercial use. Our research and development expenses consist primarily of direct costs, personnel costs and indirect costs such as the following:

Direct costs:

•	fees paid to consultants and clinical research organizations, or CROs, including in connection with our preclinical activities and clinical trials, and other related fees, such as fees for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;

•	costs related to activities associated with acquiring and manufacturing OCA;

•	costs associated with discovery and early stage research initiatives; and

•	costs related to compliance with regulatory requirements.

Personnel costs:

•	salaries and related benefit expenses for personnel in research and development functions; and

•	costs related to stock-based compensation granted to personnel in research and development functions.

Indirect costs:

•	rent and other facilities-related costs;

•	product-related legal costs; and

•	business travel and meeting costs.

We anticipate that our research and development expenses will be substantial for the foreseeable future as we continue the development of OCA for the treatment of PBC, NASH and PSC and other indications and to further advance the development of our other product candidates, subject to the availability of additional funding.

The table below summarizes our direct research and development expenses by program for the periods indicated. We do not allocate personnel costs and indirect costs related to our research and development function to specific product candidates. Those expenses are included in personnel costs and indirect research and development expense in the table below.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Direct research and development expense by program:
OCA	$56,489	$35,710
Research and discovery initiatives	3,026	5,161
INT-767	4,294	4,028
Total direct research and development expense	63,809	44,899
Personnel costs (1)	50,234	33,051
Indirect research and development expense	8,549	5,797
Total research and development expense	$122,592	$83,747

(1)	Personnel costs, include stock-based compensation expense associated with stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs, granted to employees and non-employees of $12.9 million and $13.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We may also face delays in the regulatory review process.

OCA

Prior to 2016, our research and development efforts were primarily focused on the development of OCA for PBC as well as the preparation and work required for our New Drug Application, or NDA, and Marketing Authorizing Application, or MAA, filings with the FDA and EMA and efforts incurred in working on the regulatory review process. Although we received accelerated approval by the FDA for Ocaliva for the treatment of PBC in May 2016 and a positive opinion of the CHMP recommending the conditional approval of Ocaliva in PBC in Europe, we are continuing our Phase 4 COBALT clinical outcomes confirmatory trial and are undergoing our regulatory approval process in Europe and other jurisdictions. We have also invested with third-party manufacturers for supply chain and product development of OCA to prepare for the PBC commercial launch in certain European countries and the continuation of our clinical program in NASH, and are working to secure additional manufacturers as part of our strategy to secure multiple approved suppliers of OCA in the future.

In addition, we are evaluating OCA in non-viral, progressive liver diseases other than PBC, particularly NASH, PSC and biliary atresia. We have the following trials underway as part of our OCA development program: our Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis, the Phase 2 CONTROL trial to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients, the Phase 2 AESOP trial of OCA in patients with PSC and the Phase 2 CARE trial of OCA in patients with biliary atresia. We continue to work towards expanding our overall NASH development program with additional trials and studies. As a result, we expect that our expenditures in connection with our NASH, PSC and biliary atresia programs will be substantial in future periods.

INT-767 and INT-777

We intend to continue to develop INT-767 and INT-777 (a selective TGR5 agonist). We currently have an ongoing Phase 1 clinical trial of INT-767 in healthy volunteers that was initiated in November 2015, which we anticipate completing by the end of 2016. We also intend to conduct additional preclinical work on INT-777 to further characterize its therapeutic potential and to invest in product development in anticipation of further clinical trials.

Other than OCA, our product development programs are at early stages, and successful development of our future product candidates from these programs is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate to make determinations as to which programs to pursue and how much funding to allocate to each program on an ongoing basis in response to our ability to maintain or enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, as well as ongoing assessments as to each future product candidate’s commercial potential. We will need to raise additional capital and may seek additional strategic alliances in the future in order to advance our various programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for employees in executive and operational functions, including sales and marketing, finance, information technology, legal and human resources. Other significant selling, general and administrative expenses include non-cash stock-based compensation expenses, expenses related to our Ocaliva commercialization activities and OCA pre-commercialization activities, facilities costs, accounting and legal services, information technology and other expenses of operating as a public company.

Our selling, general and administrative expenses have increased and will continue to increase due to the commercialization of Ocaliva for PBC in the United States, the potential commercialization of OCA in PBC internationally and development activities for OCA in indications other than PBC and other product candidates. We further plan on expanding our operations both in the United States and Europe, which will increase our selling, general and administration expenses. We believe that these activities will result in increased costs related to the hiring of significant additional personnel, increased fees for outside consultants, lawyers and accountants, and the addition of facilities. We have also incurred and will continue to incur increased costs to comply with corporate governance, internal controls, compliance and similar requirements applicable to public companies with expanding operations and biopharmaceutical companies seeking to commercialize product candidates.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for each of the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars:

	Three Months Ended September 30,		Dollar Change
	2016	2015
	(In thousands)
Revenue:
Product revenue, net	$4,732	$-	$4,732
Licensing revenue	445	445	-
Total revenue	5,177	445	4,732
Operating expenses:
Research and development	43,838	27,487	16,351
Selling, general and administrative	44,375	24,742	19,633
Total operating expenses	88,213	52,229	35,984
Operating loss	(83,036)	(51,784)	(31,252)
Other income (expense):
Interest expense	(7,065)	-	(7,065)
Other income, net	1,286	889	397
	(5,779)	889	(6,668)
Net loss	$(88,815)	$(50,895)	$(37,920)

Revenues

Product revenue, net was $4.7 million and $0 for the three months ended September 30, 2016 and 2015, respectively. We commenced our commercial launch in the United States for Ocaliva in PBC in June 2016. For the three months ended September 30, 2016 and 2015, licensing revenue was $0.4 million, which resulted from the amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Research and Development Expenses

Research and development expenses were $43.8 million and $27.5 million for the three months ended September 30, 2016 and 2015, respectively, representing a net increase of $16.3 million. This net increase in research and development expense primarily reflects:

•	net increase in OCA research and development activities of approximately $7.5 million to support our clinical operations; and
•	additional personnel on our research and development team to manage the increased activities around our OCA program and research and discovery initiatives, resulting in approximately $7.2 million of increased compensation-related costs and approximately $1.6 million of indirect costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $44.4 million and $24.7 million in the three months ended September 30, 2016 and 2015, respectively. The $19.7 million net increase primarily reflects:

•	additional personnel-related costs of approximately $11.6 million to support our commercial and international initiatives;
•	increased expenses of approximately $8.1 million in market research, Ocaliva, commercialization costs, and pre-launch activities.

Interest Expense

Interest expense was $7.1 million and $0 for the three months ended September 30, 2016 and 2015, respectively due to the issuance of our Convertible Notes in July 2016.

Other Income, Net

Other income, net was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of increases in cash and investment balances primarily due to the net proceeds from the issuance of the Convertible Notes.

Income Taxes

For the three months ended September 30, 2016 and 2015, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for each of the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars:

	Nine Months Ended September 30,		Dollar Change
	2016	2015
	(In thousands)
Revenue:
Product revenue, net	$4,807	$-	$4,807
Licensing revenue	6,336	2,336	4,000
Total revenue	11,143	2,336	8,807

Operating expenses:
Research and development	122,592	83,747	38,845
Selling, general and administrative	177,082	58,854	118,228
Total operating expenses	299,674	142,601	157,073

Operating loss	(288,531)	(140,265)	(148,266)

Other income (expense):
Interest expense	(7,065)	-	(7,065)
Other income, net	2,807	2,090	717
	(4,258)	2,090	(6,348)
Net loss	$(292,789)	$(138,175)	$(154,614)

Licensing and Product Revenue

Product revenue, net was $4.8 million and $0 for the nine months ended September 30, 2016 and 2015, respectively.  We commenced our commercial launch of Ocaliva in PBC in the United States in June 2016. Licensing revenue was $6.3 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, $1.3 million resulted from the amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon and $5.0 million resulted from a regulatory milestone achieved in the period. For the nine months ended September 30, 2015, $1.3 million resulted from the amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon and $1.0 million resulted from a development milestone achieved in the period.

Research and Development Expenses

Research and development expenses were $122.6 million and $83.7 million for the nine months ended September 30, 2016 and 2015, respectively, representing a net increase of $38.9 million. This net increase in research and development expense primarily reflects:

•	increased expenses of approximately $18.6 million attributable to the expansion of OCA research and development; and
•	additional personnel on our research and development team to manage the increased activities around our OCA program and research and discover initiatives, resulting in an increase of approximately $17.2 million in compensation-related costs and approximately $2.6 million of indirect costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $177.1 million and $58.9 million in the nine months ended September 30, 2016 and 2015, respectively. The $118.2 million net increase primarily reflects:

•	a one-time expense of approximately $45.0 million attributable to the settlement of the purported securities class action lawsuit, which reflects a settlement amount of $55.0 million of which $10.0 million was paid by our insurance carriers;

•	increased personnel-related costs of approximately $31.3 million to support our increased corporate initiatives and commercialization activities;
•	increased expenses of approximately $21.4 million in market research and other pre-launch activities;
•	increased expenses of approximately $12.0 million for corporate initiatives to prepare for commercialization and to support future growth; and
•	increased operating costs such as facilities and technology-related expenses of approximately $5.9 million.

Interest Expense

Interest expense was $7.1 million and $0 for the nine months ended September 30, 2016 and 2015, respectively, due to the issuance of our Convertible Notes in July 2016.

Other Income, Net

Other income, net was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of increases in cash and investment balances.

Income Taxes

For the nine months ended September 30, 2016 and 2015, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2016, we had an accumulated deficit of $988.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling approximately $1.4 billion (net of issuance costs of $46.0 million), including $29.7 million in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering in October 2012, $61.2 million in net proceeds from our follow-on public offering in June 2013, $183.5 million in net proceeds from a follow-on public offering in April 2014, $191.6 million in net proceeds from a follow-on public offering in February 2015, $367.1 million in net proceeds from the follow-on offering in April 2015, $447.7 million in net proceeds from the issuance of the Convertible Notes and the receipt of $17.4 million in up-front payments and milestones under our licensing and collaboration agreements with Sumitomo Dainippon and Servier. As of September 30, 2016, we had cash, cash equivalents and investment securities of $780.0 million.

We commenced our commercial launch of Ocaliva for use in PBC in the United States in June 2016. In the future, we expect to generate revenue primarily through product sales for Ocaliva.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(252,979)	$(97,214)
Investing activities	(86,309)	(414,289)
Financing activities	413,780	564,351

Operating Activities. The increase in our net cash used in operating activities of approximately $155.8 million during the nine months ended September 30, 2016 as compared to the same period last year was primarily a result of increased activities in our business requiring more capital. Net cash used in operating activities of $253.0 million during the nine months ended September 30, 2016 was primarily a result of our $292.8 million net loss, offset by the add-back of non-cash items of $36.3 million and a net increase in operating assets and liabilities of $3.5 million. Net cash used in operating activities of $97.2 million during the nine months ended September 30, 2015 was primarily a result of our $138.2 million net loss, offset by the add-back of non-cash items of $27.6 million and a net increase in operating assets and liabilities of $13.4 million.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2016 was $86.3 million as compared to net cash used in investing activities for the nine months ended September 30, 2015 of $414.3 million. This net decrease in cash used in investing activities of approximately $328.0 million is primarily attributed to an increase in sales of investment securities and a decrease in investment purchases.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016 were $413.8 million compared to $564.4 million for the comparable period in 2015. This net decrease in cash provided by financing activities of approximately $150.6 million was primarily the result of more net funds received through the completion of the February 2015 and April 2015 offerings in the nine months ended September 30, 2015 as compared to the proceeds received through the Convertible Notes issued during the nine months ended September 30, 2016, partially offset by the payments for the capped call transaction as described below.

Convertible Senior Notes and Capped Call Transactions

On July 6, 2016, we completed an underwritten public offering of $460.0 million in aggregate principal amount of 3.25% convertible senior notes due 2023 or the Convertible Notes. After deducting the underwriting discounts and estimated offering expenses of approximately $12.3 million, the net proceeds from the Convertible Notes offering were approximately $447.7 million. In connection with the offering, we entered into an indenture, as supplemented by the First Supplemental Indenture relating to the Convertible Notes, or collectively the Indenture, with U.S. Bank National Association, a national banking association, as trustee governing the Convertible Notes. The Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2017. The Convertible Notes mature on July 1, 2023, unless earlier repurchased, redeemed or converted. Holders may convert the Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after January 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock (and cash in lieu of any fractional shares) or a combination of cash and shares of our common stock, at our election. The conversion rate will initially be 5.0358 shares of our common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $198.58 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances.

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

In connection with the pricing of the Convertible Notes, we entered into privately-negotiated capped call transactions with Royal Bank of Canada, or RBC, UBS AG, London Branch, or UBS, and Credit Suisse Capital LLC, or Credit Suisse. The aggregate cost of the capped call transactions entered into in connection with the pricing of the notes was approximately $33.4 million. We and RBC, UBS and Credit Suisse entered into additional capped call transactions on July 1, 2016 in connection with the underwriters’ exercise of their over-allotment option in full at an aggregate cost of approximately $5.0 million. The capped call transactions are generally expected to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the Convertible Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the Convertible Notes. The cap price of the capped call transactions will initially be $262.27 per share, and is subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution upon conversion of the Convertible Notes to the extent that such market price exceeds the cap price of the capped call transactions.

Future Funding Requirements

To date, we have not generated significant product sales revenues. While we have commenced our commercial launch of Ocaliva for use in PBC in the United States in June 2016, we cannot predict the period, if any, in which material net cash inflows from sales of OCA or our other product candidates may commence. We expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates.

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

As of September 30, 2016, we had $780.0 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses of $320.0 million to $340.0 million for the fiscal year ending December 31, 2016, excluding the $45.0 million net expense for the settlement of the purported securities class action lawsuit, stock-based compensation and other non-cash items. We previously projected adjusted operating expenses in the lower end of the range of $360.0 million to $400.0 million for the fiscal year ending December 31, 2016. The decrease from our previous projection is due to lower than expected clinical trial costs and lower expenses due to the delayed timing in raw material purchases to manufacture of OCA for research and development purposes. Adjusted operating expenses are planned to support the continued clinical development program of OCA for PBC, NASH and PSC, increased OCA manufacturing activities for research and development purposes, the continued development of INT-767 and other preclinical pipeline programs, as well as pre-commercialization and commercialization activities.

Adjusted operating expense is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. Other than the $45.0 million net expense for the class action lawsuit settlement, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. See “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies and our rapid growth and expansion, we currently cannot accurately and precisely predict the duration beyond mid-2018 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue the initial commercialization of Ocaliva for PBC in the United States;

•	prepare for and, if we obtain marketing approval on a timely basis, initiate the commercial launch of Ocaliva in PBC in certain European countries as well as certain other target markets across the world, but not commercially launch Ocaliva in PBC in other countries across the world;

•	continue and expand our clinical development programs for OCA in PBC, NASH and PSC, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, a potential Phase 3 program for OCA in PSC, and our confirmatory clinical outcomes trials of OCA in PBC including COBALT; and

•	advance the continued development of INT-767, including the completion of the ongoing Phase 1 clinical trial, and our preclinical compounds, but not completing the clinical or preclinical development needed to obtain regulatory approval, for and commercialize INT-767 or our preclinical compounds.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our commercialization plans and our research and development activities and building our global infrastructure to support these activities.

The amount and timing of our future requirements will depend on many factors including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in the United States;

•	the receipt of the final decision of the European Commission on the conditional marketing authorization of Ocaliva in PBC in the European Union based on the positive recommendation of the CHMP;

•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC outside of the United States if we receive marketing authorization;

•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH and other indications, such as the sufficiency of the REGENERATE trial to be accepted as the sole pivotal trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA for the treatment of NASH and the post-marketing trials such as COBALT that we are required to conduct as a condition to our marketing authorizations for Ocaliva in PBC;

•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;

•	the expansion of our research and development activities and the product candidates that we pursue, including INT-767 which is in a Phase 1 trial in healthy volunteers, and our product candidates in preclinical development such as INT-777;

•	the significant expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;

•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our product candidates;

•	market acceptance of our product candidates, which may be affected by the reimbursement that our products receive from payors;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the effect of competing technological and market developments; and

•	other cash needs that may arise as we continue to operate our business.

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

On July 6, 2016, we completed an underwritten public offering of $460.0 million in aggregate principal amount of 3.25% convertible senior notes due 2023. In connection with the pricing of the Convertible Notes, we entered into privately-negotiated capped call transactions with RBC, UBS and Credit Suisse. See “—Liquidity and Capital Resources—Convertible Senior Notes and Capped Call Transactions” above.

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

On August 12, 2016, Intercept Pharma Europe Ltd., or IPEL, our wholly-owned subsidiary, and PharmaZell GMBH, or PharmaZell, entered into a commercial manufacturing and supply agreement. Pursuant to the agreement, PharmaZell has agreed to manufacture and supply to IPEL and IPEL has agreed to purchase from PharmaZell a certain percentage of IPEL’s commercial requirements of active pharmaceutical ingredient, or API, for use in Ocaliva. In addition, subject to certain regulatory events, IPEL has agreed to purchase a specified minimum quantity of API for delivery in 2017 and 2018. Subject to IPEL’s purchase obligations, IPEL has the right to enter into arrangements with one or more alternate sources for the commercial supply of API. The agreement provides for pricing for API structured on a tiered basis, with the price reduced as the volume of API ordered increases. The agreement has an initial term that runs from until December 31, 2020, and is subject to two-year automatic renewal terms, unless either party provides notice of non-renewal at least 12 months prior to the end of the initial term or then-current renewal term. IPEL may terminate the agreement immediately with written notice upon the occurrence of certain regulatory events, or PharmaZell’s failure to meet certain quality standards, applicable laws or specified delivery obligations. Each party also has the right to terminate the agreement immediately upon written notice for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by PharmaZell with current Good Manufacturing Practices and applicable laws, indemnification, confidentiality, intellectual property, dispute resolution and other customary matters for an agreement of this kind. Certain provisions of the agreement are subject to a quality agreement previously entered into by the parties. We have agreed to guarantee IPEL’s financial obligations under the agreement.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of our initial commercialization in the quarter ended June 30, 2016, we implemented processes and internal controls to record product revenues, deferred revenues, cost of sales and inventory. The implementation of these processes resulted in changes to our internal controls over financial reporting, which we believe were material. Further, we plan to continue to evaluate and enhance the design and documentation of our internal control over financial reporting process related to the recording of product revenues, cost of sales and inventory to maintain effective controls over our financial reporting.

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

On May 2, 2016, the defendants reached an agreement with the lead plaintiff to seek Court approval of a proposed resolution. The plaintiffs moved for preliminary approval of the proposed settlement on May 5, 2016. On May 23, 2016, the Court entered an order preliminarily approving the settlement. The Court ordered that notice be provided to the class and preliminarily approved the proposed settlement, including the payment of $55.0 million, of which $10.0 million was agreed to be funded by our insurers. The settlement was paid into escrow in June 2016, with distribution to the class to occur after the Court had finally approved the settlement and the plan of allocation of those proceeds. On September 8, 2016, the Court granted final approval of the settlement. The final judgment and order of the Court included a dismissal of the action with prejudice against all defendants. The defendants do not admit any liability as part of the settlement.

Item 1A. Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Other than as discussed below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2015, as updated and superseded by the risk factors contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2016. The risk factors described below update and supersede the corresponding risk factors contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2016. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in such filings. The risks and uncertainties described below and in our other filings are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to the Development and the Regulatory Review and Approval of Our Product Candidate

We cannot be certain if Ocaliva® (obeticholic acid or OCA) will receive full approval in the United States for Primary Biliary Cholangitis, or PBC, or that Ocaliva will be approved for PBC outside of the United States. Furthermore, OCA may fail to become approved for any other indication and we may not be able to successfully receive regulatory approval for any other product candidate. Without regulatory approval we will not be able to market and commercialize our product candidates.

The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, in the United States, the European Medicines Agency, or EMA, in Europe and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of a New Drug Application, or NDA, from the FDA or a Marketing Authorization Application, or MAA, from the EMA, respectively. Currently, our ability to generate revenue related to product sales will depend on the successful marketing of Ocaliva for PBC and the development and regulatory approval of OCA for the treatment nonalcoholic steatohepatitis, or NASH, and our other product candidates.

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

In October 2016, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending the conditional marketing authorization of Ocaliva in PBC. Based on the CHMP’s positive recommendation, the final decision of the European Commission on the conditional marketing authorization of Ocaliva in PBC is expected by the end of 2016, with planned commercial launches thereafter in certain European countries leading to initial revenues in 2017. The marketing authorization in the European Union, if granted, will be conditioned on the completion of the COBALT trial and a trial evaluating the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment.

We have filed for regulatory approval in Canada for OCA in PBC. We also plan to apply for marketing approval of Ocaliva for PBC in certain other markets across the world.

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

We will need to complete a number of clinical trials and other studies for the continued development of OCA in indications other than PBC. For example, we currently have ongoing our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis and our Phase 2 CONTROL trial to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We also intend to conduct additional trials in NASH, such as a Phase 2 program in NASH patients with cirrhosis. In each of these cases, our ability to obtain the approvals necessary to commercialize our product candidates will depend on our ability to conduct and complete these additional trials as well as assemble various other data to complete our regulatory filings for OCA in the relevant indication or patient population.

There can be no assurance that we will be able to receive the approval of the European Commission for OCA in PBC based on the CHMP’s positive opinion, marketing approval for OCA in PBC other jurisdictions outside of the United States or marketing approval for OCA in NASH or any other indication. We cannot predict whether our trials and studies as to NASH or any other indication or patient population will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or require us to conduct additional studies or trials. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulators will ultimately agree to a surrogate endpoint for accelerated approval of OCA for the treatment of NASH. While the interim histological endpoint is similar to that in the Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health, our Phase 3 REGENERATE trial has different trial designs. For example, the REGENERATE trial includes the following interim co-primary endpoints which are intended to serve as the basis for seeking marketing approvals in the United States, Europe and other countries: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening NASH and (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. The REGENERATE trial will also remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis

Furthermore, the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet its primary endpoint with statistical significance. In this trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA treated patients compared to placebo who achieved the primary endpoint (p=0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The baseline characteristics between the patients in the Japanese Phase 2 trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial conducted by NIDDK. For example, differences were observed among the patient population at baseline in relation to gender mix and metabolic factors like weight, diabetes status, dyslipidemia and hypertension. While our REGENERATE trial was designed based on the results of the FLINT trial and is anticipated to enroll a predominantly Western NASH patient population, the results of the FLINT trial may not be replicated in our REGENERATE trial. Although Sumitomo Dainippon has informed us that it is exploring the initiation of its registrational trials for OCA in NASH patients intended to support the registration of this indication in Japan, the results may not be an improvement as compared to those from the Phase 2 trial on Japanese NASH patients and there is no assurance that Sumitomo Dainippon will initiate any registrational trials.

If we are unable to obtain approval from the FDA, the EMA or other regulatory agencies for OCA and our other product candidates, or if, subsequent to approval, we are unable to successfully commercialize OCA or our other product candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC, NASH and primary sclerosing cholangitis, or PSC, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is increased risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.

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

Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial in PBC in December 2014 prior to the approval of Ocaliva. We are currently discussing modifications to the COBALT trial to potentially include a broader cross-section of PBC patients with early, moderately advanced and advanced disease according to the so-called Rotterdam criteria. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. We have agreed to similar requirements with the EMA as part of the potential conditional approval of Ocaliva in PBC in Europe. We may be required to conduct other post-marketing studies based on our regulatory interactions with other regulatory agencies across the world. There can be no assurance that our COBALT trial or other trials conducted as part of our post-marketing obligations will confirm that the surrogate endpoints used for accelerated approval will eventually show an adequate correlation with clinical outcomes. If any such trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval for Ocaliva in PBC.

We also expect that the marketing authorization we receive in the European Union for Ocaliva for the treatment of PBC, if granted, will be conditional on post-approval studies and not considered a full approval. Our ability to obtain and maintain conditional marketing authorization in the European Union will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all, including the completion of one or more clinical outcome trials to confirm the clinical benefit of Ocaliva in PBC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

Our ongoing Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis, incorporates interim co-primary surrogate endpoints that may serve as the basis for a supplemental NDA filing for accelerated approval in the United States and approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA in NASH are subject to similar risks as discussed above in relation to OCA for PBC. The primary endpoint in the Phase 2b FLINT trial of OCA in NASH patients was based on liver biopsy and was defined as an improvement of two or more points in the NAFLD activity score (a system of scoring the histopathological features in the liver), or NAS, with no worsening of liver fibrosis and the co-primary endpoints for our REGENERATE trial are: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening NASH and (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Currently, other biopharmaceutical companies are enrolling or have initiated trials in certain subpopulations of NASH patients based on different endpoints from those in the FLINT and REGENERATE trials. Although the FDA acknowledged at recent workshops the possibility of granting accelerated approval for NASH therapies using surrogate endpoints, with potential examples including histological improvement, using the NAS or another scoring system, histological resolution of NASH, or improvements in fibrosis in pre-cirrhotic patients with NASH, the FDA did not provide any formal regulatory guidance on approvable endpoints and may not accept a surrogate endpoint for OCA for the treatment of NASH.

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

For example, our REGENERATE trial is a large and complex Phase 3 clinical trial in a disease without any approved therapies and involves serial liver biopsies. We continue to strive to complete enrollment of our interim analysis cohort within the first half of 2017; however, based on our current projections for this trial, we will need to continue to increase our enrollment rate to meet this timetable. While we continuously evaluate and implement a variety of options to maintain our timelines, there can be no assurance that we will be able to enroll a sufficient number of patients or complete the interim analysis or the trial on a timely basis

In addition, if we or any of our collaborators are required to conduct additional clinical trials or other preclinical studies of our product candidates beyond those contemplated, our ability to obtain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed.

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

Although Ocaliva has received accelerated approval in the United States and has received the positive opinion of the CHMP recommending conditional approval for PBC, its full approval depends on the results of post-marketing clinical trials, including the Phase 4 COBALT trial. We cannot assure you that these trials will demonstrate a correlation of biochemical therapeutic response in patients taking Ocaliva with a significant reduction in adverse clinical events over time.

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

Based on information in the manuscript for the FLINT trial published in November 2014, pruritus occurred more frequently in the OCA treatment group than in the placebo treatment group (23% vs. 6%, p < 0.001) and at a higher grade (predominately moderate pruritus), but resulted in only one patient discontinuation in the OCA treatment group. In the FLINT trial, OCA treatment was associated with changes in serum lipid levels, including increases in total cholesterol and LDL cholesterol and a decrease in HDL cholesterol, that were observed within 12 weeks of initiating treatment, peaked and then decreased in magnitude while on treatment, and reversed further during the 24-week post-treatment period. As previously disclosed, these changes in cholesterol levels, along with achieving the pre-defined efficacy criteria, played a role in the decision of the FLINT data and safety monitoring board to terminate the treatment phase of FLINT, and the publication of the FLINT results has noted the need for further study of these changes. In December 2015, we initiated CONTROL, a Phase 2 trial characterizing the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We completed enrollment of the targeted number of patients for our CONTROL trial in October 2016. There were two patient deaths in the FLINT trial, and neither death was considered related to OCA treatment.

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

Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In addition, it is possible that orphan drug designation in Europe will not be maintained following approval if the EMA determines that the product does not satisfy the requisite criteria including demonstration of significant clinical benefit. In November 2015, the European Commission set forth a consultation document and a notice detailing proposed amendments to the rules governing orphan medicinal products which may make it more difficult to demonstrate significant clinical benefit at the time of marketing authorization. The result of this process may impact our ability to obtain or maintain orphan drug designation in Europe.

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

We currently have a long-term supply agreement with PharmaZell GMBH for the manufacture of commercial supply for Ocaliva. While we have procured sufficient supplies for the commercial launch of Ocaliva in PBC, we may not be able to procure sufficient supplies of Ocaliva on a continued basis. We are also seeking to qualify one or more back-up suppliers for our active ingredients; however, we may not be able to enter into additional long-term commercial supply agreements for OCA with other third-party manufacturers. We do not have agreements for long-term supplies of any of our other product candidates. We currently obtain these supplies and services from our third-party contract manufacturers on a purchase order basis.

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

Any of these factors could cause the delay of approval or disruption of commercialization of our product candidates, cause us to incur higher costs, prevent us from commercializing our product candidates successfully or disrupt the supply of our products after commercial launch. Furthermore, if any of our product candidates are approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the government agencies that regulate our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the nine months ended September 30, 2016 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1 and September 30, 2016, we did not issue or sell any shares on an unregistered basis.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: November 9, 2016	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed July 22, 2016).

4.1

Indenture, dated as of July 6, 2016, by and between the Registrant and UBS Bank National Associate, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed July 6, 2016).

4.2

First Supplemental Indenture (including the Form of Note), dated as of July 6, 2016, by and between the Registrant and U.S. Bank National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K, filed July 6, 2016).

10.1

Call Options Confirmation between the Registrant and Royal Bank of Canada, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed July 6, 2016).

10.2	Additional Call Option Confirmation between the Registrant and Royal Bank of Canada, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed July 6, 2016).

10.3

Call Option Confirmation between the Registrant and UBS AG, London Branch, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed July 6, 2016).

10.4

Additional Call Option Confirmation between the Registrant and UBS AG, London Branch, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K, filed July 6, 2016).

10.5

Call Option Confirmation between the Registrant and Credit Suisse Capital LLC, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K, filed July 6, 2016).

10.6

Additional Call Option Confirmation between the Registrant and Credit Suisse Capital LLC, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K, filed July 6, 2016).

10.7	Amended Lease Agreement between The Irvine Company LLC and the Registrant, dated July 19, 2016.

10.8	Commercial Manufacturing and Supply Agreement by and between the Registrant and PharmaZell GMBH, dated August 12, 2016.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at September 30, 2016 (unaudited) and December 31, 2015 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

* Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.

