Form 10-K
period 2016-12-31
INTERCEPT PHARMACEUTICALS INC
filed 2017-03-01
CIK 1270073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2016 was approximately $3,520,761,550. As of January 31, 2017 there were 24,831,471 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2017 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to successfully commercialize Ocaliva® (obeticholic acid, or OCA) in primary biliary cholangitis, or PBC, and our ability to maintain our regulatory approval of Ocaliva in PBC in the United States, Europe and other jurisdictions in which we may receive marketing authorization;
•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain regulatory approval of OCA in indications other than PBC and regulatory approval of any other product candidates we may develop such as INT-767;
•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings in the label of any products or product candidates;
•	our plans to research, develop and commercialize our products and product candidates;
•	our ability to obtain and maintain intellectual property protection for our products and product candidates;
•	our ability to successfully commercialize our products and product candidates;
•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any products, which may be affected by the reimbursement received from payors;
•	the success of competing drugs that are or become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;
•	our use of cash and short term investments; and
•	our ability to attract and retain key scientific or management personnel.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking

ii

statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Item 1.A. Risk Factors, that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Non-GAAP Financial Measures

This Annual Report on Form 10-K presents projected adjusted operating expense, which is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in addition to, but not as a substitute for, operating expense that we prepare and announce in accordance with GAAP. We exclude certain items from adjusted operating expense, such as stock-based compensation and other non-cash items, that management does not believe affect our basic operations and that do not meet the GAAP definition of unusual or non-recurring items. For the year ended December 31, 2016, adjusted operating expense also excludes a one-time $45 million net expense for the settlement of a purported class action lawsuit. Other than the net class action lawsuit settlement amount, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. A reconciliation of projected non-GAAP adjusted operating expense to operating expense calculated in accordance with GAAP is not available on a forward-looking basis without unreasonable effort due to an inability to make accurate projections and estimates related to certain information needed to calculate, for example, future stock-based compensation expense. Management also uses adjusted operating expense to establish budgets and operational goals and to manage our company’s business. Other companies may define this measure in different ways. We believe this presentation provides investors and management with supplemental information relating to operating performance and trends that facilitate comparisons between periods and with respect to projected information.

Note Regarding Trademarks

The Intercept Pharmaceuticals® name and logo and the Ocaliva® name and logo are either registered or unregistered trademarks or trade names of Intercept Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

Our lead product candidate, obeticholic acid, or OCA, is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid, that selectively binds to and activates the farnesoid X receptor, or FXR. We believe OCA has broad liver-protective properties and may effectively counter a variety of chronic insults to the liver that cause fibrosis, or scarring, which can eventually lead to cirrhosis, liver transplant and death.

OCA was approved in the United States in May 2016 for use in patients with primary biliary cholangitis, or PBC, under the brand name Ocaliva®. We commenced sales and marketing of Ocaliva in the United States shortly after receiving such marketing approval, and Ocaliva is now available to patients primarily through a network of specialty pharmacy distributors. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. We have also filed for regulatory approval for OCA in PBC in Canada and plan to file for marketing authorization in other target markets.

OCA is also being developed to treat a variety of other non-viral progressive liver diseases such as nonalcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and biliary atresia. We are currently evaluating our future development strategy for OCA in other indications, for our product candidate INT-767 and for our pre-clinical candidates.

OCA has been tested in five placebo-controlled clinical trials, including a Phase 3 clinical trial in patients with PBC and two Phase 2 clinical trials in patients with NASH or a precursor disease to NASH known as nonalcoholic fatty liver disease, or NAFLD. OCA met the primary efficacy endpoint in each of these trials with statistical significance. In addition, in October 2015, we announced results from a Phase 2 dose ranging trial of OCA in 200 patients with NASH in Japan conducted by our collaborator, Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon. The results of this trial were mixed. Sumitomo Dainippon has informed us that it is exploring the initiation of its registrational trials for OCA in NASH patients intended to support the registration of this indication in Japan.

OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and PSC and breakthrough therapy designation from the U.S. Food and Drug Administration, or FDA, for the treatment of NASH patients with liver fibrosis.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. We are targeting completion of enrollment of the cohort of patients needed for this analysis by mid-2017, with results from the interim analysis anticipated in 2019. We also have an ongoing Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We completed enrollment of the targeted number of patients for our CONTROL trial in October 2016 and expect top-line results in 2017. We continue to work towards expanding our overall NASH development program with additional trials and studies, including a Phase 3 trial in NASH patients with cirrhosis, which we expect to initiate in 2017.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases. In September 2016, we completed enrollment of the targeted number of patients in our Phase 2 AESOP trial in PSC to evaluate the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. We expect top-line results from the AESOP trial in 2017. In October 2015, we initiated a Phase 2 clinical trial, known as the CARE trial, of OCA in pediatric patients with biliary atresia. This trial will evaluate the effects of 11 weeks of OCA treatment where patients with biliary atresia are randomized to varying doses of OCA or a control group receiving only their current treatment. As part of our development program, we completed a Phase 1 clinical trial of our second product candidate to enter clinical development, called INT-767, a dual FXR and TGR5 agonist, in healthy volunteers. Following analysis of the results, we plan to evaluate next steps for a Phase 2 trial of INT-767 in NASH patients with liver fibrosis in 2017.

The following chart shows the current stage of development of OCA in different patient populations and the programs for certain of our other product candidates.

Pipeline Focused on Liver Diseases with Limited/No Approved Therapies

Our current plan is to commercialize OCA ourselves in the United States and Europe and other target markets such as Canada for the treatment of PBC, NASH and other indications primarily by targeting physicians who specialize in the treatment of liver and intestinal diseases, including both hepatologists and gastroenterologists. We own worldwide rights to OCA except for Japan, China and Korea, where we have exclusively licensed OCA to Sumitomo Dainippon along with an option to exclusively license OCA in certain other Asian countries. We own or have rights to various trademarks, copyrights and trade names used in our business, including Ocaliva.

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

Our Strategy

Our strategy is to develop and commercialize novel therapeutics for patients with progressive non-viral liver diseases, beginning with OCA for the treatment of PBC, NASH and other follow-on indications that we believe are underserved by existing marketed therapies. The key elements of our strategy are to:

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

Ocaliva for PBC

OCA was approved in the United States in May 2016 under the accelerated approval pathway for use in patients with PBC under the brand name Ocaliva. We commenced sales and marketing of Ocaliva in the United States shortly after receiving such marketing approval, and Ocaliva is now available to patients primarily through a network of specialty pharmacy distributors. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in certain markets in January 2017. We have submitted or are in the process of submitting dossiers to a number of reimbursement authorities in the European Union.

We are commercializing Ocaliva in the United States and Europe using our internal commercial organization. We believe that our commercial organization is equipped to address more than 4,000 physicians, covering 70% to 80% of patients with PBC in the United States, and 7,000 physicians in Europe. We are marketing to this target audience with our dedicated sales team. We have built and plan to continue to expand an internal commercial infrastructure in Europe, Canada and Australia and will likely seek to commercialize OCA through distribution or other collaboration arrangements outside of the United States, Europe, Canada and Australia, subject to obtaining necessary marketing approvals. We also have a team of field-based medical science liaisons, who play an important role in providing medical information about Ocaliva to clinicians and other health care professionals.

The approval of Ocaliva in the United States and Europe was supported by the results of the pivotal Phase 3 POISE trial, which was completed in March 2014. The POISE data showed that Ocaliva, at both a 10 mg dose and a 5 mg dose titrated to 10 mg, met the trial’s primary endpoint of achieving a reduction in serum alkaline phosphatase, or ALP, to below a threshold of 1.67 times the upper limit of normal, or ULN, with a minimum of 15% reduction in ALP level from baseline, and a normal bilirubin level after 12 months of therapy. The percentage of patients meeting the POISE trial primary endpoint was 10% in the placebo group, 47% in the 10 mg OCA group and 46% in the OCA titration group (both dose groups p < 0.0001 as compared to placebo) in an intention-to-treat analysis. The placebo group experienced a mean decrease in ALP from baseline of 5%, compared to a significant mean decrease of 39% in the 10 mg OCA dose group and 33% in the OCA titration group (both dose groups p < 0.0001 as compared to placebo). Pruritus, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment.

We are currently conducting a Phase 4 confirmatory outcomes trial of Ocaliva in PBC, known as the COBALT trial, to support post-marketing regulatory requirements. Full approval for Ocaliva in PBC may be contingent upon verification and description of clinical benefit in confirmatory trials.

Primary Biliary Cholangitis (PBC)

PBC is a rare liver disease that primarily results from autoimmune destruction of the bile ducts that transport bile acids out of the liver, resulting in cholestasis. As the disease progresses, persistent toxic build-up of bile acids causes progressive liver damage marked by chronic inflammation and fibrosis. In response to the bile acid mediated toxicity seen in PBC, liver cells release ALP, a liver enzyme that is a key biomarker of the disease pathology. Elevated blood levels of ALP are used as the primary means of diagnosis of PBC and are closely monitored in patients as the most important indicator of treatment response and prognosis.

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

For the year ended December 31, 2016, all of our $18.2 million of net product sales for Ocaliva in PBC were generated in the United States. Financial information related to our significant customers is set forth in Note 3, “Concentration of Credit Risk” and “Accounts Receivable” to our consolidated financial statements included in this Annual Report on Form 10-K. Other financial information such as our total assets, net loss and operating expenses can be found in our consolidated financial statements included in this Annual Report on Form 10-K.

A number of published clinical studies have demonstrated that lower levels of ALP, both independently or in conjunction with normal bilirubin levels, correlate with a significant reduction in adverse clinical outcomes such as liver transplant and/or death in PBC patients. These studies include the result of meta-analyses of PBC clinical outcomes data of more than 6,000 PBC patients from 15 academic centers in eight countries that have been compiled by the Global PBC Study Group, which we sponsored, as well as a dataset of over 6,000 PBC patients across the United Kingdom compiled by the UK PBC Group. These represent the largest PBC clinical datasets assembled to analyze the correlation of biochemical therapeutic response with clinical outcomes in PBC patients.

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

Our PBC Opportunity

Prior to Ocaliva, the only approved drug for the treatment of PBC was ursodeoxycholic acid, available generically as ursodiol, which is the standard initial course of therapy for all PBC patients. Ursodiol is a naturally occurring bile acid found in small quantities in humans and it is the least detergent of the various types of bile acids that make up the bile pool. In PBC patients, the typical daily dose of ursodiol of approximately one gram represents more than one-fifth of the entire bile pool and, after ongoing therapy, it will comprise at least half of the entire bile pool. It is believed that ursodiol treatment results in the bile pool being less toxic to the liver due to ursodiol’s dilution of other more detergent bile acids.

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

According to our analysis of industry data, there are approximately 290,000 people with PBC in our target markets, consisting of the United States, certain European countries, Canada, Australia and New Zealand. Based on our analysis of this data, we believe approximately 119,000 patients in our target markets have been diagnosed and are under the care of a physician for PBC. We currently are focusing our commercial efforts on the estimated 37,000 diagnosed PBC patients who have elevated ALP levels of at least 1.67 times ULN, despite receiving treatment with ursodiol. Of those PBC patients, approximately 15,000 are estimated to be in the United States and 22,000 in our target countries outside of the United States. In addition, we believe another 8,000 patients in our target countries, including approximately 4,000 patients in the United States, are intolerant to ursodiol or have discontinued ursodiol treatment due to lack of efficacy. Finally, we believe there are approximately an additional 35,000 patients in our target countries, including approximately 15,000 in the United States, who have an elevated ALP greater than ULN but less than 1.67 times ULN who may be treated with Ocaliva.

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

Ongoing Confirmatory Clinical Outcomes Trial and Other Post Marketing Requirements

As part of accelerated approval in the United States and conditional approval in the European Union, we are currently conducting a Phase 4 confirmatory outcomes trial of Ocaliva, known as the COBALT trial, to support post-marketing regulatory requirements. The goal of the trial is to confirm that reduction of ALP with OCA treatment is associated with a longer term benefit on liver-related clinical outcomes. This trial is currently enrolling patients and is expected to be completed on a post-marketing basis.

COBALT is designed to assess the effect of a once-daily dose of 5 mg or 10 mg of OCA in approximately 430 PBC patients with an inadequate therapeutic response to ursodiol or who are unable to tolerate ursodiol. In this trial, eligible patients with PBC continue their ursodiol treatment, except for those patients unable to tolerate ursodiol, and are being randomized into one of two arms of approximately 175 patients each. Patients receive, in addition to ursodiol, either placebo or 5 mg of OCA increasing over the course of the trial to 10 mg of OCA based on tolerability. The primary endpoint of the trial is based on clinical outcomes as measured by time to first occurrence of any of the following adjudicated events: death (all-cause), liver transplant, Model of End stage Liver Disease, or MELD, score greater than 15, hospitalization due to variceal bleeding, encephalopathy or spontaneous bacterial peritonitis, uncontrolled ascites or hepatocellular carcinoma.

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

Although difficult to precisely estimate, current epidemiology research estimates that 5% of the total U.S. population and roughly 4% of the total population in France, Germany, Italy, Spain and the United Kingdom, or the EU5 countries, has NASH. More than 30% of patients are believed to have fibrosis of stage 2 or greater. We believe that similar prevalence will be found in other European countries, Japan and other developed countries. Additionally, NASH has become a highly prevalent liver disease in developing countries such as India and China. Although the prevalence of NASH is lower in children, it has also become a serious disease burden in the pediatric population. There are currently no drugs approved for the treatment of NASH.

Other common co-existing conditions such as obesity and type 2 diabetes, which are present in a majority of NASH patients, are important risk factors. NASH has been linked in both developed and developing countries to the adoption of a Western diet, with increased consumption of processed foods containing polyunsaturated fatty acids and fructose. More than 20% of NASH patients progress to cirrhosis within a decade of diagnosis. Owing to the rapidly increasing prevalence of the disease, NASH has become the second most common reason for liver transplant in the United States and is projected to become the leading indication for transplant in the next few years, overtaking both chronic hepatitis C infection and alcoholic liver disease. NASH patients have a ten-fold greater risk of liver-related mortality as compared to the general population. Additionally, NASH is now considered to be the leading, and a rapidly increasing, cause of hepatocellular carcinoma, or primary liver cancer, of which up to 40% of cases in NASH patients develop prior to developing cirrhosis.

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

Currently Available Treatment Options for NASH

There are currently no drugs approved for the treatment of NASH. However, various therapeutics are used off-label, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care, but have not conclusively been shown to prevent disease progression.

NASH Unmet Medical Need

Although some of the off-label treatments described above have been studied as possible treatments for NASH, none has been approved by the FDA or European Medicines Agency, or EMA, as a treatment for this disease. Currently, the outlook and treatment options for end-stage NASH patients are limited. Although liver transplant can be curative, many patients fail to receive a donor organ in time, and for those who do, there are very significant clinical risks, such as infection and organ rejection, as well as significant costs. In addition, the post-transplant recurrence rate of NASH has been shown to be as high as 25% at 18 months. Given the lack of available treatment options, we believe that there is a significant unmet need for a novel therapy for NASH, particularly in those patients with advanced fibrosis and cirrhosis and those with a high risk of disease progression due to other co-morbidities such as type 2 diabetes.

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

Phase 2b FLINT Trial for NASH

OCA achieved the primary endpoint in the Phase 2b trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the NIDDK, a part of the National Institutes of Health. A significantly greater number of OCA-treated patients also achieved an improvement of at least one fibrosis stage (35% vs 19%, p = 0.004), with OCA showing greater response rates as compared to placebo across all stages of fibrosis. The results from the FLINT trial were published in the Lancet in November 2014. This trial was a double-blind, placebo-controlled trial of a once-daily dose of 25 mg of OCA or placebo given for 72 weeks in 283 patients with biopsy-proven NASH.

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

Phase 2 Sumitomo Dainippon Trial for NASH

In October 2015, we announced the results of a 72-week Phase 2 dose ranging trial of OCA in 200 adult patients with NASH in Japan. The trial was conducted by our collaborator, Sumitomo Dainippon. In this trial, 202 Japanese biopsy-proven NASH patients (NAFLD Activity Score, or NAS, of 5-8) were randomized into one of four arms to receive either a 10mg, 20mg or 40mg dose of OCA, or placebo, and 200 of these patients — 50 per group — initiated treatment for a 72-week double-blind treatment phase, followed by a 24-week off treatment phase. The primary endpoint was histologic improvement defined as at least a two point improvement in NAS with no worsening of fibrosis.

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

ITT Results	Placebo N=50	10 mg N=50	20 mg N=50	40 mg N=50
NAS improvement ≥ 2 points with no worsening of fibrosis	10 (20)%	11 (22)% p=0.8070**	14 (28)% p=0.3378**	19 (38)% p=0.0496**	p=0.053*

*	Primary efficacy analysis is a stratified Cochran-Armitage test with multiple contrast coefficients. Statistical significance is based on a p-value < 0.05.
**	The secondary efficacy analysis is a CMH (Cochran-Mantel-Haenszel) test stratified by baseline fibrosis stage for Pairwise comparison of each OCA group compared to the placebo group. The multiplicity was not adjusted.

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

We have been informed by Sumitomo Dainippon that it is exploring the initiation of its registrational trials for OCA in NASH patients intended to support the registration of this indication in Japan.

REGENERATE: Phase 3 Trial in NASH with Liver Fibrosis

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

REGENERATE is designed as a double-blind, placebo-controlled Phase 3 clinical trial and is expected to enroll approximately 2,000 NASH patients at up to 350 qualified centers worldwide and assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Patients are being randomized into one of three groups receiving a once-daily dose of placebo, 10 mg OCA or 25 mg OCA. The trial will include a pre-planned interim histology analysis after 72 weeks of treatment in patients with stage 2 or 3 liver fibrosis. If successful, the interim analysis for REGENERATE is intended to serve as the basis for seeking initial U.S. and international marketing approvals of OCA for the treatment of NASH patients with liver fibrosis. The REGENERATE trial will remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis.

In February 2017, we announced modifications to the REGENERATE trial primary endpoint. Based on discussions with the FDA, the primary endpoint for the interim analysis for REGENERATE may be achieved based on one of: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH (defined as no increase in hepatocellular ballooning or lobular inflammation) or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Prior to this modification of the interim analysis, each of the two endpoints was required to be achieved as a co-primary endpoint. Furthermore, we selected a definition for NASH resolution for the trial, which defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation.

In a retrospective analysis of data from the Phase 2 FLINT trial conducted in a REGENERATE-matched patient cohort, approximately 43% of OCA-treated patients as compared to approximately 21% of patients on placebo achieved at least a one stage improvement in liver fibrosis without any worsening of NASH (p=0.0059). In a similar retrospective analysis on the FLINT data using the definition we selected for NASH resolution, approximately 20% of OCA-treated patients as compared to approximately 6% of patients on placebo achieved NASH resolution with no worsening of fibrosis (p=0.0289).

As a result of these changes, we anticipate that the interim analysis cohort for REGENERATE will consist of approximately 750 NASH patients with stage 2 or 3 fibrosis. We also anticipate completing the enrollment of the interim analysis cohort by mid-2017, with data from the interim analysis anticipated in 2019.

Additional NASH Clinical Programs

In December 2015, we initiated a Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. CONTROL enrolled 80 NASH patients who are naïve to statin therapy or have undergone a statin washout, and will include a 16-week double-blind phase followed by an optional two year long term safety extension phase. We expect to report data from CONTROL in 2017.

We intend to initiate a Phase 3 program in NASH patients with cirrhosis in 2017. The objectives of this trial are to understand the safety and tolerability of OCA in NASH patients with cirrhosis, and assess the ability of OCA to reverse fibrosis in this patient population.

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

We intend to seek initial U.S. and international marketing approvals of OCA for the treatment of NASH patients with liver fibrosis based on the interim results for our Phase 3 REGENERATE trial.

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

Phase 2 AESOP Trial: OCA as Therapy in PSC

In September 2016, we completed enrollment in an international Phase 2 clinical trial, referred to as the AESOP trial, to evaluate the effects of 24 weeks of treatment with varying doses of OCA compared to placebo in patients with PSC. The primary endpoint is the reduction of serum ALP levels, as compared to placebo. In addition, OCA’s effect on other secondary liver function endpoints, as well as symptoms of ulcerative colitis (a disease occurring in a majority of patients with PSC), will be assessed. Following the completion of the 24-week double-blind portion of the trial, patients will be given the option to enroll in an open-label long-term safety and efficacy extension trial.

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

Phase 2 CARE Trial: OCA as Therapy in Biliary Atresia

In October 2015, we initiated a Phase 2 clinical trial of OCA, referred to as the CARE trial, in pediatric patients with biliary atresia. The CARE trial will evaluate the effects of 11 weeks of OCA treatment where patients with biliary atresia are randomized to varying doses of OCA or a control group receiving only their current treatment. The primary endpoint is to evaluate the pharmacokinetics and the safety and tolerability of

OCA treatment. In addition, OCA’s effect on hepatobiliary indices and biomarkers will be assessed. This trial is anticipated to enroll approximately 60 patients in the United States and Europe. All patients will be given the option to enroll in an open-label long-term safety and efficacy extension trial. In addition to studying the effects of OCA treatment in biliary atresia, this trial is a part of the approved Pediatric Investigation Plan, or PIP, in support of the Marketing Authorization Application, or MAA, for OCA in PBC in the European Union.

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

We have completed a Phase 1 clinical trial of INT-767 in healthy volunteers. The goal of the Phase 1 trial was to assess safety and pharmacokinetics in a single ascending dose escalation phase followed by a multiple ascending dose phase in healthy volunteers. Following analysis of the results, we plan to evaluate next steps for a Phase 2 trial of INT-767 in NASH patients with liver fibrosis in 2017.

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

Sumitomo Dainippon made up-front payments to us in the amount of $16.0 million, including $1.0 million upon the exercise of its option to add Korea to its licensed territories. In addition, Sumitomo Dainippon may be required to pay us up to an aggregate of approximately $30.0 million for the achievement of development milestones, $70.0 million for the achievement of regulatory approval milestones and $200.0 million for the achievement of sales milestones based on aggregate sales amounts. As of December 31, 2016, we had achieved $6.0 million of the development and regulatory milestones under our collaboration agreement with Sumitomo Dainippon. Sumitomo Dainippon is also obligated to pay us tiered royalties ranging from the tens to the twenties in percent based on net sales of OCA products in Japan and the other Asian countries covered by this agreement. The term of the agreement, and Sumitomo Dainippon’s obligation to pay royalties to us for each OCA product, expires on a country-by-country basis on the later of the expiration of the exclusivity period in such country, whether through the expiration of applicable patents or the introduction of generic drugs that compete with the OCA product, or ten years after the first commercial sale of such OCA product for the first or second indication in that country. Royalty rates are subject to reduction under the agreement in specified circumstances, including, with respect to any country in the exclusive territory, if sales of generic products reach a certain threshold market share in that country over a specified period.

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

OCA is an FXR agonist. We are aware of other companies, including Novartis International AG, Gilead Sciences, Inc., Allergan Plc, Enanta Pharmaceuticals, Inc., ENYO Pharma SAS and Metacrine, Inc., that have FXR agonists in Phase 2 or earlier stages of clinical or preclinical development that could be used to treat PBC, NASH and the other liver diseases we are targeting.

OCA is marketed in the United States and Europe under the brand name Ocaliva as a second line treatment for PBC where ursodiol is the only therapy that is approved for treatment and is generically available at a significantly lower cost than branded products. While fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. Ongoing Phase 3 clinical trials for the treatment of PBC include an investigator-sponsored trial of bezafibrate, a fibrate that has not been approved for commercialization by the FDA and is only available outside of the United States, and a combination of ursodiol and budesonide, a steroid, sponsored by Dr. Falk Pharma GmbH. We are aware of several other companies that have FXR agonists in Phase 2 or earlier clinical or preclinical development for the treatment of PBC, including, FXR agonists from Novartis International AG (LJN452), Gilead Sciences, Inc. (GS-9674) and Enanta Pharmaceuticals, Inc. (EDP-305). Additional product candidates in Phase 2 or earlier clinical or preclinical development for the treatment of PBC include Genfit SA’s dual PPAR alpha/delta agonist (elafibranor), Cymabay Therapeutics, Inc.’s PPAR delta agonist (MBX-8025), Bristol-Myers Squibb’s marketed anti-CTL4 fusion protein (abatacept), and FF Pharmaceuticals’ anti-CD40 monoclonal antibody (FFP104). Additionally, several companies have product candidates aimed at the cholestatic-induced pruritus associated with PBC, including apical sodium dependent bile acid transport inhibitors being developed by GlaxoSmithKline (GSK2330672).

There are currently no therapeutic products approved for the treatment of NASH, NAFLD, portal hypertension, complications of cirrhosis or alcoholic hepatitis. There are several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol, but none has been clearly shown in clinical trials to show a significant reversal in liver fibrosis. Ongoing and announced Phase 3 clinical trials for the treatment of NASH include Genfit SA’s PPAR alpha/delta agonist (elafibranor), Gilead Sciences, Inc.’s ASK-1 inhibitor (GS-4997) and Allergan’s dual CCR2 and CCR5 inhibitor (cenicriviroc). We are aware of several other companies that have FXR agonists in Phase 2 or earlier clinical or preclinical development for the treatment of NASH, including, FXR agonists from Novartis International AG (LJN452), Gilead Sciences, Inc. (GS-9674) and Enanta Pharmaceuticals, Inc. (EDP-305). Additional product candidates in Phase 2 or earlier clinical or preclinical development for the treatment of PBC include Bristol-Myers Squibb Co., Novo Nordisk A/S, Conatus Pharmaceuticals Inc., Cempra Pharmaceuticals, Cymabay Therapeutics, Inc., Islet Sciences, Inc., Galectin Therapeutics Inc., Zydus Pharmaceuticals Inc., NGM Biopharmaceuticals Inc., Galmed Medical Research Ltd., MediciNova, Inc., Ionis Pharmaceuticals, Inc., FibroGen, Inc., Viking Therapeutics, Inc., AstraZeneca plc, Durect Corporation, Immuron Ltd., Boehringer Ingelheim GmbH, MiNA Therapeutics, NuSirt Biopharma, Inc., Protalix Biotherapeutics, and Medivation, Inc. While there is no approved treatment for PSC, ursodiol is often prescribed off-label for PSC patients. We are aware of several companies that have product candidates in Phase 2 clinical or earlier stage preclinical development for the treatment of PSC, including Allergan Plc, Biotie Therapies Corp. (acquired by Acorda Therapeutics, Inc.), Dr. Falk Pharma GmbH, Gilead Sciences, Inc. and Shire plc.

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

OCA (lead product candidate; FXR agonist)

The patent portfolio for OCA contains patents and patent applications directed to compositions of matter, manufacturing methods, and methods of use. As of December 31, 2016, we owned eight U.S. patents, nine pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in 30 European countries as well as Australia, Canada, China, India, Israel, Japan, and Macao. We expect the composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2022 (worldwide) at the soonest and 2033 at the latest. In conjunction with the accelerated approval of Ocaliva in the United States, we have applied to extend the 2022 expiration date of the composition of matter patent in the United States by five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. We have also made a similar application in Europe in conjunction with the conditional approval of Ocaliva for a supplementary protection certificate to extend the composition of matter patent in Europe by five additional years. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents in the portfolio, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2022 to 2033.

INT-767 (dual FXR/TGR5 agonist)

The patent portfolio for INT-767 contains patents and patent applications directed to compositions of matter and methods of use. As of December 31, 2016, we owned three U.S. patents, three pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Australia, Canada, China, 32 European countries as well as Hong Kong, India, Israel and Japan. We expect the issued composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2027. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents in the portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027 to 2029. We have received assignments of rights to the INT-767 patent portfolio from all inventors, with the exception of one inventor. That inventor is contractually obligated to provide an assignment to us. Thus, we believe that we are the owner of the INT-767 patent portfolio by virtue of this contractual obligation and the patent assignments we have received.

INT-777 (TGR5 agonist)

The patent portfolio for INT-777 contains patents and patent applications directed to compositions of matter and methods of use. As of December 31, 2016, we owned four U.S. patents, two pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Australia, China, 9 Eurasian countries, 30 European countries, Hong Kong, Israel, Japan, Macao, Mexico, Singapore, South Korea, and South Africa. We expect the composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire beginning in 2028. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents in the portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2030.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of Ocaliva or any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for commercial sales and for our clinical trials and preclinical studies.

We currently have a commercial manufacturing and supply agreement with PharmaZell GMBH for the API used in Ocaliva and are currently seeking to qualify one or more back-up API manufacturers. We do not have any current contractual relationships for the manufacture of commercial supplies of any of our products or product candidates other than OCA. We currently obtain these supplies and services from our third-party contract manufacturers on a purchase order basis. We intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of those product candidates.

Contract manufacturers are subject to extensive governmental regulation and we depend on them to manufacture Ocaliva and our product candidates in accordance with applicable current good manufacturing practice regulations or cGMPs. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA, EMA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and analogous authorities in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as Ocaliva and those we are developing. Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States and by the European Commission following a favorable assessment provided by the EMA through the MAA process for a product falling within the scope of the Centralized procedure or a national MAA process (albeit through the process of Mutual Recognition or Decentralized procedure) before they may be legally marketed in the European Union. Our product candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, and may affect one or more specific studies or all studies conducted under the IND.

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

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose clinical trial information related to the product, patient population, phase of investigation, clinical trial sites and investigator, and other aspects of the clinical trial on a public website maintained by the U.S. National Institutes of Health. Sponsors are also obligated to disclose the results of these clinical trials after completion. Disclosure of the results of these clinical trials can be delayed until the product or new indication being studied has been approved. Competitors may use this publicly-available information to gain knowledge regarding the design and progress of our development programs.

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

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA or a supplemental NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. Currently, the application fee is approximately $2.0 million for NDAs with clinical information and approximately $1.0 million for supplemental NDAs with clinical information. The manufacturer and/or sponsor under an approved NDA is also subject to annual product and establishment user fees, currently $97,750 per product and $512,200 per establishment. These fees are typically modified annually. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

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

As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Approval of a drug may be withdrawn if trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug (e.g., show a significantly smaller magnitude or duration of benefit than was anticipated based on the observed effect on the surrogate).

Ocaliva was granted fast track designation by the FDA for the treatment of patients with PBC who have an inadequate response to or are intolerant of ursodiol. In August 2015, the FDA accepted for review our

NDA and granted priority review for Ocaliva in PBC. On May 27, 2016, Ocaliva was approved under the accelerated approval pathway in the United States.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Additional regulations apply for advertising and promotion of products approved under the accelerated approval pathway. Unless otherwise informed by the FDA, an applicant must submit to the FDA for consideration during the preapproval review period copies of all promotional materials, including promotional labeling as well as advertisements, intended for dissemination or publication within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the applicant must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the labeling or initial publication of the advertisement.

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

In accordance with the applicable requirements under the accelerated approval pathway, we initiated our Phase 4 COBALT clinical outcomes confirmatory trial for Ocaliva in PBC in December 2014, following discussions with the FDA. COBALT will be completed on a post-marketing basis. As part of the post-marketing requirements, we are discussing modifications to the COBALT trial to potentially include a broader cross-section of PBC patients with early, moderately advanced and advanced disease according to the so-called Rotterdam criteria. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. Finally, we have also agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

Risk Evaluation and Mitigation Strategy

The Food and Drug Administration Amendments Act of 2007, or FDAAA, created a new section of the FDCA which authorizes the FDA to require a REMS when necessary to ensure that the benefits of a drug outweigh the risks. Under a REMS, the FDA may require various measures to address serious risks, such as training or registries, as well as steps to monitor and assess the effectiveness of those measures. Such requirements may impose significant burdens on prescribers, pharmacists or patients.

We do not have a REMS for Ocaliva for the treatment of PBC.

Patent Term Extension and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits an extension patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, the extension of patent term cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In conjunction with the accelerated approval of Ocaliva in the United States, we have applied to extend the 2022 expiration date of the OCA composition of matter patent in the United States by five additional years under the provisions of the Hatch-Waxman Act. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

In addition, the Pediatric Research Equity Act, or PREA, specifies that all applications for new active ingredients, new indications, new dosage forms, new dosing regimens or new routes of administration are required to contain an assessment of safety and effectiveness of the product for the claimed indications(s) in pediatric patients unless this requirement is waived, deferred or inapplicable. Under PREA, original NDAs, biologics license application and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. Products with orphan designation are exempt from PREA requirements. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. After April 2013, the FDA must send a non-compliance letter as applicable to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. OCA received orphan drug designation for treatment of PBC and is, therefore, exempt from the PREA requirements for this indication.

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

Under European Union regulatory systems, a company may submit marketing authorization applications under a centralized, decentralized or mutual recognition marketing authorization procedure. The centralized procedure provides for the grant of a single marketing authorization for a medicinal product by the European Commission on the basis of an opinion by the EMA’s Committee for Human Medicinal Products for Human Use (CHMP). A centralized marketing authorization is valid for all European Union member states and the European Economic Area States (Iceland, Liechtenstein and Norway). The decentralized marketing authorization procedure involves the submission of an application for marketing authorization to the competent authorities in each of the European Union member states chosen by the applicant in which the product is to be marketed. One national competent authority, selected by the applicant (Reference Member State) leads the assessment of the application for marketing authorization. The competent authorities of the other chosen European Union member states concerned by the procedure (Concerned Member States) are subsequently required to review the initial evaluation and, if the assessment is positive and all issues are resolved, grant marketing authorization for their territory on the basis of this assessment, except where grounds of potential serious risk to public health require this application for authorization to be refused. The mutual recognition procedure provides for mutual recognition of a marketing authorization which has already been granted by the national competent authority of a European Union member state by the competent authorities of the other European Union member states where further marketing authorizations are progressively sought. The holder of a national marketing authorization may submit an application to the competent authority of a European Union member state requesting that this authority recognize the marketing authorization granted by the competent authority of another European Union member state.

Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the aforementioned market exclusivity period from ten to twelve years.

It is also possible that a marketing authorization from the EMA could be conditional on post-approval studies and not considered a full approval. A manufacturer’s ability to obtain and maintain conditional marketing authorization in the European Union will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all. Conditional marketing authorizations can be granted, based on a clinical dataset that is not comprehensive. Granting of such an authorization may be granted for a limited number of medicinal products for human use referenced in the applicable European Union law governing conditional marketing authorization, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

Similarly to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual European Union member states both before and after grant of the manufacturing and marketing authorizations. This includes European Union GMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third party manufacturers are required to ensure that all of our processes, methods, and equipment are compliant with GMP.

Failure by us or by any of our third party partners, including suppliers, manufacturers, and distributors to comply with European Union laws and the related national laws of individual European Union member states governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and manufacturing and marketing of such products, both before and after grant of marketing authorization, may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

In October 2016, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending the granting of a conditional marketing authorization of Ocaliva in PBC. Based on the CHMP’s positive recommendation, the European Commission granted a conditional marketing authorization of Ocaliva in PBC in December 2016. PBC does not occur in the pediatric population. Therefore, in accordance with applicable regulations, this marketing authorization required demonstration of compliance with all measures included in an EMA-approved Pediatric Investigation Plan for OCA for the treatment of biliary atresia, a pediatric cholestatic disease.

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

The ACA also improved the market for healthcare products in one respect, by expanding health insurance coverage. Starting in 2014, the ACA expanded health insurance coverage to many previously uninsured Americans, through a combination of federal subsidies for lower-income individuals who enrolled in health plans through health insurance Exchanges and enabling States to expand Medicaid eligibility with the federal government paying a high share of the cost. Following the November 2016 U.S. elections and the inauguration of the President, uncertainty exists about the future of this coverage expansion; the President and congressional leaders have expressed interest in repealing these ACA provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage and/or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, and it is possible that some of the ACA provisions that generally hurt the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions; however, at this time the coverage expansion provisions of the ACA appear most likely to be repealed and replaced.

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

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before its cost may be funded within the respective national healthcare systems. The requirements governing drug pricing vary widely from country to country. For example, EU member states can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and may control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profits the medicinal product generates for the company placing it on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products on cost-effectiveness grounds. Historically, products launched in countries in the European Union do not follow price structures of the United States and generally their prices tend to be significantly lower.

U.S. Fraud and Abuse Laws

Any present or future arrangements with third-party payors, healthcare providers and professionals and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, and are not limited to, anti-kickback and false claims statutes.

The federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)) prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others.

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

Other federal healthcare fraud-related laws also provide criminal liability for violations. The Criminal Healthcare Fraud statute (18 U.S.C. §1347) prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. Federal criminal law at 18 U.S.C. §1001, among other sections, prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

Employees

As of December 31, 2016, we had 456 employees, including 169 in research and development, 137 in our commercial organization, 66 in our medical affairs group and 84 in general and administrative supporting functions. Geographically, 332 of our employees were based in the United States and 124 were based outside the United States. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Legal Proceedings

From time to time we are party to legal proceedings in the course of our business. We do not, however, expect any such pending legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are dependent on the successful commercialization of Ocaliva® (obeticholic acid or OCA), for primary biliary cholangitis, or PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

Ocaliva is our only drug that has been approved for sale and it has only been approved in the United States and the European Union for the treatment of PBC in combination with ursodiol in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol.

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

The commercial success of Ocaliva depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. While we continue to conduct various activities, such as profiling of our customers, to better understand how physicians care for PBC patients, PBC is an orphan disease in which Ocaliva represented the first new therapy in approximately 20 years. As such, there is significant uncertainty in the degree of market acceptance Ocaliva will have in PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimate but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva. Furthermore, any negative development in any other development program of OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including potential modifications to and the completion of our Phase 4 COBALT trial, may adversely impact the commercial results and potential of Ocaliva.

As a result, we cannot foresee if Ocaliva will ever be accepted as a therapy in PBC that eventually results in revenues that can sustain operations. It may take the passage of a significant amount of time to generate sufficient revenues to sustain operations even if Ocaliva becomes accepted as a therapy in PBC. Furthermore, because Ocaliva is still undergoing regulatory review outside of the United States and European Union, we may not be able to commercialize Ocaliva in PBC in such other jurisdictions, which may also limit our prospects. If the commercialization of Ocaliva for PBC is unsuccessful or perceived to be disappointing, the long-term prospects of Ocaliva and our company may be significantly harmed.

We have never been profitable. We expect to incur losses for the foreseeable future, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses of $412.8 million, $226.4 million and $283.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. To date, we have financed our operations primarily through public and private securities offerings and payments received under our licensing and collaboration agreements with Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon, and Les Laboratoires Servier and Institut de Recherches Servier, which are collectively referred to as Servier. At December 31, 2016, we had $689.4 million in cash, cash equivalents and investment securities.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations, protecting our intellectual property and engaging in activities to prepare for and commercially launch Ocaliva in PBC.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue to commercialize Ocaliva for PBC in the United States and the European Union, seek regulatory approval for and prepare to commercially launch Ocaliva for PBC in other jurisdictions, develop and seek regulatory approvals for OCA in nonalcoholic steatohepatitis, or NASH, and other indications, and add infrastructure and personnel in the United States and internationally to support our product development and commercialization efforts and operations as a public company. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC such as NASH. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA.

As part of our product development activities, we anticipate that we will continue our Phase 4 COBALT trial of OCA in PBC including any modifications to the trial as may be agreed upon with regulatory authorities, continue our Phase 3 clinical program of OCA in NASH, including the Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis, and continue our AESOP Phase 2 clinical trial of OCA for primary sclerosing cholangitis, or PSC. We also expect to continue the development of OCA in additional diseases, such as biliary atresia, a rare pediatric disease characterized by deficient bile duct development for which we initiated a Phase 2 trial in OCA called CARE. Our overall development program for OCA in NASH is expected to include a number of trials, such as a Phase 2 clinical trial, referred to as the CONTROL trial, to assess the lipid metabolic effects of OCA and the effects of concomitant statin administration in NASH patients. Furthermore, we recently completed a Phase 1 clinical trial for INT-767, an earlier stage product candidate, and we expect to incur further expenses as we continue to develop INT-767. Our expenses could increase if we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We have incurred and anticipate incurring significant expenses as we continue to commercialize Ocaliva in PBC, including significant expenses relating to our sales, marketing, distribution and drug manufacturing activities. As part of our longer-term strategy, we also anticipate incurring expenses in connection with increases in our product development, scientific, commercial and administrative personnel and expansion of our facilities and infrastructure in the United States and abroad. We expect to incur additional costs associated with operating as a public company and further plan on expanding our operations in the United States, Europe and in certain other countries.

As of December 31, 2016, we had $689.4 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses in the range of $380 million to $420 million in the fiscal year ending December 31, 2017, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued commercialization of Ocaliva in PBC in the United States and other markets, continued clinical development for OCA in PBC and NASH and the continued development of INT-767 and our other earlier stage pipeline programs. We may make additional investments over 2017 as our business evolves. Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our clinical development and commercialization activities, despite having started to generate revenues from product sales. Because successful development and commercialization of our products and product candidates is uncertain, we are unable to estimate the actual funds required to complete the research and development and commercialization of our products and product candidates.

Adjusted operating expense is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. See “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies, such as the risks described in this “Risk Factors” section of this annual report on Form 10-K, and our rapid growth and expansion, we currently cannot accurately or precisely predict the duration beyond mid-2018 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue the initial commercialization of Ocaliva for PBC in the United States and the European Union;
•	prepare for and initiate the commercial launch of Ocaliva in PBC in certain other target markets across the world, but not commercially launch Ocaliva in PBC in other non-target countries across the world;
•	continue and expand our clinical development programs for OCA in PBC and NASH, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC; and
•	advance the continued development of INT-767, for which we completed a Phase 1 clinical trial in 2016, and our preclinical compounds, but not completing the clinical or preclinical development needed to obtain regulatory approval for and commercialize INT-767 or our preclinical compounds.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our commercialization plans and our research and development activities and building our global infrastructure to support these activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in the United States and European Union;
•	our ability to receive marketing approval of Ocaliva for PBC in countries outside of the United States and the European Union based on our regulatory submissions package and our work completed to date, including the willingness of the relevant regulatory authorities to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC;
•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC outside of the United States and the European Union if we receive marketing authorization;
•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH and other indications, such as the sufficiency of the REGENERATE trial to be accepted as the sole pivotal trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA for the treatment of NASH and any modifications we may be required to make to the COBALT trial as part of our post-marketing requirements to the FDA or the EMA;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the expansion of our research and development activities and the product candidates that we pursue, including INT-767 and our product candidates in preclinical development such as INT-777;
•	the expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our products and product candidates;
•	market acceptance of our products and product candidates, which may be affected by reimbursement from payors;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	the effect of competing technological and market developments; and
•	other cash needs that may arise as we continue to operate our business.

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

We are a biopharmaceutical company with a limited operating history as a commercial entity. Prior to the commercial launch of Ocaliva for PBC in the United States in June 2016 and certain European countries in 2017, our operations were limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and engaging in pre-commercial activities for Ocaliva in PBC. We do not have approval for any of our other product candidates.

While we commercially launched Ocaliva for PBC in the United States and Europe, we will need to conduct further activities to develop and cultivate a sustainable market for our drug in this orphan disease. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop a market. For example, we will need to conduct significant sales and marketing activities in jurisdictions where Ocaliva receives marketing approval. In the event we are unable to effectively develop and maintain a market for Ocaliva in PBC, our ability to effectively commercialize Ocaliva would be limited, and we would not be able to generate product revenues successfully.

Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our product candidates in clinical development;
•	delays in the commencement, enrollment and timing of clinical trials;
•	difficulties in identifying and treating patients suffering from our target indications, including those due to PBC and PSC being rare diseases and NASH currently requiring an invasive liver biopsy for diagnosis;
•	the success of our clinical trials through all phases of clinical development, such as the success of our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis;
•	potential side effects of Ocaliva and our other product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	the required timeframe for us to receive and analyze data from our clinical trials;
•	our ability to identify and develop additional product candidates;
•	market acceptance of Ocaliva and our product candidates, which may be affected by the reimbursement that our products receive from payors;
•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage or reimbursement for our products and the extent to which such coverage or reimbursement will be provided;
•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations, or CROs;
•	our dependency on third-party manufacturers to manufacture our products and key ingredients;

•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of potential intellectual property, securities and other litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to build and improve our company’s infrastructure, systems and controls;
•	potential product liability claims; and
•	our ability to obtain and maintain adequate insurance coverage

Risks Related to the Development and the Regulatory Review and
Approval of Our Products and Product Candidates

We cannot be certain if Ocaliva will receive full approval in the United States or the European Union for PBC, or that Ocaliva will be approved for PBC in other jurisdictions. Furthermore, OCA may fail to become approved for any other indication and we may not be able to successfully receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.

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

Ocaliva is our only drug that has been approved for sale. In the United States, Ocaliva has been approved for PBC under the accelerated approval pathway. Accelerated approval was granted for OCA in PBC based on a reduction in alkaline phosphatase; however, an improvement in survival or disease-related symptoms has not been established. Continued approval of Ocaliva for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. Our Phase 4 COBALT confirmatory outcomes trial may fail to show a clinical benefit for OCA in PBC or may not satisfy the requirements of the regulatory authorities for other reasons.

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

We commenced our commercial launch of Ocaliva for PBC in certain European countries in 2017 after the European Commission granted conditional approval for Ocaliva for the treatment of PBC. The marketing authorization in the European Union is conditioned on the completion of the COBALT trial and a trial evaluating the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment.

We have filed for regulatory approval in Canada for OCA in PBC. We also plan to apply for marketing approval of Ocaliva for PBC in certain other markets across the world.

We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that our products will be approved for use in additional indications. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. Even after the submission of an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. In addition, in June 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, or Brexit. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially change the regulatory regime applicable to our operations, including with respect to the approval of our product candidates.

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

We will need to complete a number of clinical trials and other studies for the continued development of OCA in indications other than PBC. For example, we currently have ongoing our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis and our Phase 2 CONTROL trial to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We also intend to conduct additional trials in NASH, such as one in NASH patients with cirrhosis. In each of these cases, our ability to obtain the approvals necessary to commercialize our product candidates will depend on our ability to conduct and complete these additional trials as well as assemble various other data to complete our regulatory filings for OCA in the relevant indication or patient population.

There can be no assurance that we will be able to receive marketing approval for OCA in PBC in jurisdictions outside of the United States and the European Union or marketing approval for OCA in NASH or any other indication. We cannot predict whether our trials and studies as to NASH or any other indication or patient population will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or require us to conduct additional studies or trials. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulators will ultimately agree to a surrogate endpoint for accelerated approval of OCA for the treatment of NASH. While the interim analysis for the REGENERATE trial will be based on a histological endpoint as was the case in the Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health, our Phase 3 REGENERATE trial has different trial designs. For example, upon the finalization of a protocol amendment underway, the primary endpoint for the interim analysis for REGENERATE may be achieved based on one of: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Furthermore, we selected a definition for NASH resolution for the trial, which defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation. The REGENERATE trial will also remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis. While the statistical analysis planned for our REGENERATE trial is designed based on the data from the FLINT trial, the differences in the two trials may limit the utility of using FLINT as a basis for the design of the REGENERATE trial.

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

Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial in PBC in December 2014 prior to the approval of Ocaliva. We are currently discussing modifications to the COBALT trial to potentially include a broader cross-section of PBC patients with early, moderately advanced and advanced disease according to the so-called Rotterdam criteria. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. We have agreed to similar requirements with the EMA as part of the conditional approval of Ocaliva in PBC in Europe. We may be required to conduct other post-marketing studies based on our regulatory interactions with other regulatory agencies across the world. There can be no assurance that our COBALT trial or other trials conducted as part of our post-marketing obligations will confirm that the surrogate endpoints used for accelerated approval will eventually show an adequate correlation with clinical outcomes. If any such trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval for Ocaliva in PBC.

Our marketing authorization in the European Union for Ocaliva for the treatment of PBC is not a full approval and is conditional on post-approval studies. Our ability to obtain and maintain conditional marketing authorization in the European Union will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all, including the completion of one or more clinical outcome trials to confirm the clinical benefit of Ocaliva in PBC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

Our ongoing Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis, incorporates an interim primary surrogate endpoint that may serve as the basis for a supplemental NDA filing for accelerated approval in the United States and approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA in NASH are subject to similar risks as discussed above in relation to OCA for PBC. The primary endpoint in the Phase 2b FLINT trial of OCA in NASH patients was based on liver biopsy and was defined as an improvement of two or more points in the NAFLD activity score (a system of scoring the histopathological features in the liver), or NAS, with no worsening of liver fibrosis. In contrast, upon the finalization of a protocol amendment underway, the primary endpoint for the interim analysis for REGENERATE may be achieved based on one of: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Furthermore, we selected a definition for NASH resolution for the trial, which defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation. Currently, other biopharmaceutical companies are enrolling or have initiated trials in certain subpopulations of NASH patients based on different endpoints from those in the FLINT and REGENERATE trials. Although the FDA acknowledged at recent workshops the possibility of granting accelerated approval for NASH therapies using surrogate endpoints, with potential examples including histological improvement, using the NAS or another scoring system, histological resolution of NASH, or improvements in fibrosis in pre-cirrhotic patients with NASH, the FDA did not provide any formal regulatory guidance on approvable endpoints and may not accept a surrogate endpoint for OCA for the treatment of NASH.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We currently have underway a number of trials including our Phase 4 COBALT clinical outcomes confirmatory trial of OCA in PBC, our Phase 2 AESOP trial of OCA in PSC, our Phase 3 REGENERATE trial of OCA in NASH, our Phase 2 CARE trial of OCA in biliary atresia and our Phase 2 CONTROL trial to assess the lipid metabolic effects of OCA and the effects of concomitant statin administration in NASH patients. The results from these trials may not be available when we expect or we may be required to conduct additional clinical trials or preclinical studies not currently planned to receive approval for OCA as a treatment for the related indication. In addition, our clinical programs are subject to a number of variables and contingencies, such as the results of other trials, patient enrollments or regulatory interactions that may result in a change in timing. As such, we do not know whether any future trials or studies of our other product candidates will begin on time or will be completed on schedule, if at all.

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

For example, our REGENERATE trial is a large and complex Phase 3 clinical trial in a disease without any approved therapies and involves serial liver biopsies. Based on the planned revisions to the protocol for REGENERATE, we have updated our guidance that we are aiming to complete enrollment of our interim analysis cohort by mid-2017. While we continuously evaluate and implement a variety of options to complete enrollment as quickly as possible, there can be no assurance that we will be able to enroll a sufficient number of patients or complete the interim analysis or the trial on a timely basis.

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

Although Ocaliva has received accelerated approval in the United States and conditional approval in the European Union, its full approval depends on the results of post-marketing clinical trials, including the Phase 4 COBALT trial. We cannot assure you that these trials will demonstrate a correlation of biochemical therapeutic response in patients taking Ocaliva with a significant reduction in adverse clinical events over time.

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

The most common side effects observed in clinical trials of OCA in PBC were pruritus, or itching, fatigue, headaches, nausea, constipation and diarrhea. In our Phase 2 PBC clinical trial of OCA in combination with ursodiol, approximately 8% of the patients enrolled in the 10 mg and 25 mg dose groups withdrew from the trial due to severe pruritus. At the 50 mg dose, approximately 25% of the patients withdrew from the trial due to severe pruritus. In our POISE trial, pruritus, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment and was observed in 38% of patients on placebo, 70% of patients in the 10 mg OCA group and 56% of patients in the OCA titration group (5 mg to 10 mg). Eight patients discontinued due to pruritus, of whom none were in the placebo group, seven (10%) patients were in the 10 mg OCA group and one (1%) patient was in the OCA titration group. Pruritus also has been observed in other clinical trials of OCA. Decreases in HDL cholesterol were also observed during treatment in the POISE trial. In our Phase 2 trials for OCA in PBC, a dose-response relationship was observed for the occurrence of liver-related adverse reactions, including jaundice, ascites and primary biliary cholangitis flare with dosages of OCA of 10 mg once daily to 50 mg once daily (up to 5-times the highest recommended dosage), as early as one month after starting treatment with OCA. The European label for Ocaliva also notes that elevations in alanine amino transferase and aspartate aminotransferase were observed in patients treated with OCA.

Ocaliva is contraindicated for patients with complete biliary obstruction in the United States and the European Union. For patients with moderate or severe hepatic impairment, who represent approximately 3% of PBC patients, the U.S. label for Ocaliva in PBC includes an adjustment in the dosing regimen and the EU label recommends an adjusted dosing regimen due to potential exposure levels in this population. For patients with HDL reductions and no response to Ocaliva after one year at the maximum tolerated dose, the U.S. label asks prescribing physicians to weigh the risks against the benefits of continuing treatment.

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

Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In addition, it is possible that orphan marketing exclusivity attaching to the marketing authorization will be reduced to six years if, at the end of the fifth year following the receipt of marketing authorization, the EMA and the Committee for Orphan Medicinal Products determine that the product does not satisfy the requisite criteria including demonstration of significant clinical benefit (having regard to requirements set out in the applicable EU regulations and guidance) where it is shown based on the available evidence that the product is sufficiently profitable to justify not to maintain the marketing exclusivity.

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

We do not intend to manufacture the pharmaceutical products that we plan to sell. We currently have agreements with a contract manufacturer for the production of the active pharmaceutical ingredients and the formulation of sufficient quantities of drug product for commercial sales and for our clinical trials and preclinical studies that we plan to conduct prior to and after seeking regulatory approval. If our contract manufacturer should cease to provide services to us for any reason, we likely would experience delays in advancing our clinical trials while we identify and qualify one or more replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates, including:

•	the possibility that we are unable to enter into or renew a manufacturing agreement with a third party to manufacture OCA or our product candidates;

•	the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and
•	the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer.

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

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMPs. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products such as Ocaliva for indications or uses for which they are not approved.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the United States. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers. Following the November 2016 U.S. elections and the inauguration of the President, uncertainty exists about the future of the coverage expansion provided by the ACA; the President and congressional leaders have expressed interest in repealing these ACA provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage and/or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, and it is possible that some of the ACA provisions that generally hurt the research-based pharmaceutical industry could also be repealed along with Affordable Care Act coverage expansion provisions; however, at this time the coverage expansion provisions of the ACA appear most likely to be repealed and replaced.

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

Reimbursement in the European Union and many other territories must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries we expect that it may exceed 24 months. Even after a price is negotiated, countries frequently request or require adjustments to the price and other concessions over time or require approvals regionally. Reimbursement agencies in Europe are often more conservative than those in the United States and the reimbursement process is often slower since reimbursement decisions are made on a country-by-country basis. Prices for drugs in Europe generally decrease over time.

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of OCA and any other products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Trump administration.

Ocaliva and other product candidates, if approved, may not achieve broad market acceptance among physicians, patients and healthcare payors, and as a result our revenues generated from their sales may be limited.

The commercial success of Ocaliva or our other products or product candidates that we develop, if approved, will depend upon their acceptance among the medical community, including physicians, healthcare payors and patients. In order for Ocaliva to be commercially successful in PBC, we will need to demonstrate its utility as a treatment for patients who have an inadequate response to or who are unable to tolerate ursodiol, referred to as second line treatment, and show that it is more effective than any other alternatives that may be developed as a second line treatment for PBC, particularly given the much higher price that we charge for Ocaliva compared to the price of generically available ursodiol. Ocaliva also most be shown to be a safe and tolerable treatment in a commercial use setting as it is intended to be a lifetime therapy for patients eligible for treatment. In NASH and PSC, since there are currently no approved therapies, we do not know the degree to which OCA will be accepted as a therapy, even if approved.

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

We have limited sales, marketing or distribution experience as a commercial organization. The commercial launch of Ocaliva for PBC represents our first product launch. We also plan to commercialize Ocaliva for PBC in certain other countries outside of the United States and Europe ourselves with a targeted sales force if we receive marketing approval. We may utilize the services of third-party collaborators in certain other jurisdictions. We have not yet decided on our commercialization strategy for OCA in other indications and for our other product candidates. To develop internal sales, distribution and marketing capabilities, we have invested and expect to continue to invest significant additional amounts of financial and management resources.

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

To date, we have focused the majority of our development efforts on the development of OCA for the second line treatment of PBC. Among our other product candidates, only INT-767 is currently in clinical development. One of our strategies is to pursue clinical development of OCA in NASH and other progressive non-viral liver diseases, to the extent that we have sufficient funding.

PBC is an orphan disease. Since Ocaliva is indicated for use in PBC in combination with ursodiol in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol, the market size is expected to be limited. Furthermore, because a significant proportion of PBC patients do not exhibit any symptoms at the time of diagnosis, PBC may be left undiagnosed for a significant period of time. Due to these factors, our ability to grow revenues will be dependent on our ability to successfully develop and commercialize OCA for the treatment of additional indications. In particular, we believe that our future success will depend in large part on the results of our development of OCA for the treatment of NASH. Although NASH is believed to be one of the most prevalent chronic liver diseases worldwide, NASH may be left undiagnosed for a long time and a definitive diagnosis of NASH is currently based on a histological assessment of a liver biopsy, which impacts the ability to easily identify patients. Furthermore, even if we are successful in developing and obtaining marketing approval of OCA for the treatment of NASH, we may not be able to commercialize OCA successfully.

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

Some of the pharmaceutical and biotechnology companies we expect to compete with include Allergan Plc, AstraZeneca plc, Biotie Therapies Corp. (acquired by Acorda Therapeutics, Inc.), Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., Cymabay Therapeutics, Inc., Dr. Falk Pharma GmbH, Durect Corporation, Enanta Pharmaceuticals, Inc., ENYO Pharma SAS, FibroGen, Inc., FF Pharmaceuticals BV, Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit SA, Gilead Sciences, Inc., GlaxoSmithKline, Immuron Ltd., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., Medivation, Inc., Metacrine, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Novartis International AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Protalix Biotherapeutics, Shire plc, Viking Therapeutics, Inc. and Zydus Pharmaceuticals Inc. An investigator-sponsored Phase 3 trial of bezafibrate, a fibrate that has not been approved for commercialization by the FDA and is only available outside of the United States, is ongoing for the treatment of PBC. Genfit SA has an ongoing Phase 3 clinical trial of GFT505, a dual PPAR alpha/delta agonist, in NASH. Genfit is also studying GFT505 for the treatment of PBC. Gilead Sciences, Inc. is conducting multiple Phase 3 clinical trials in NASH patients of various disease severity with selonsertib, an inhibitor of the apoptosis signal-regulating kinase 1. Gilead Sciences, Inc. is also exploring additional studies in NASH for GS-0976, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases acquired from Nimbus Therapeutics, LLC, and an FXR agonist known as GS-9674. Gilead Sciences, Inc. is also studying a number of compounds in other liver diseases including PBC and PSC. A number of other companies have trials in PBC, NASH and other liver diseases we are targeting.

In addition, many universities and private and public research institutes may become active in our target disease areas. The results from our POISE and FLINT trials and the approval of Ocaliva in the United States and the European Union for PBC have brought more attention to our targeted indications and bile acid chemistry. As a result, we believe that additional companies and organizations may seek to compete with us in the future. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than OCA or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

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

We outsource and plan to continue to outsource substantial portions of our operations to third-party service providers, including the conduct of preclinical studies and clinical trials, collection and analysis of data and manufacturing. Although we are currently commercializing Ocaliva using our internal commercial organization, we will likely use the services of third-party vendors in relation to our future commercialization activities, including product sales, marketing and distribution. Our agreements with third-party service providers are on a study-by-study and/or project-by-project basis. Typically, we may terminate the agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, a number of third-party service providers that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to applicable governing practices and standards, the development and commercialization of Ocaliva and our other product candidates could be delayed or stopped, which could severely harm our business and financial condition.

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

We have a wholly-owned subsidiary in the United Kingdom which serves as our headquarters for our international operations. We also currently have an Italian subsidiary that acts as our legal representative for our clinical trials in the European Union to satisfy European Union regulatory requirements. We have also formed a number of other wholly-owned subsidiaries in Europe and Canada in preparation for the anticipated commercial launch of Ocaliva in PBC in those jurisdictions. Although we are currently commercializing Ocaliva using our internal commercial organization, we will likely use the services of third-party vendors in relation to our future commercialization activities, including product sales, marketing and distribution. In addition, we have entered into collaborations with Sumitomo Dainippon for the development of OCA and Servier for our earlier stage TGR5 program, and we may enter into agreements with other third parties for the development and commercialization of OCA or our other product candidates in international markets. Our international operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

From December 31, 2014 to December 31, 2016, our employee base has grown from 136 to 456 employees. As we advance our programs for OCA in NASH and other potential indications and our other product candidates, seek regulatory approval in the United States and elsewhere, increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. We will also need to grow our commercial capabilities, which will require us to hire additional personnel for the launch and ongoing marketing and sale of Ocaliva in PBC and any product candidate for which we obtain marketing approval. In addition, in order to continue to meet our obligations as a public company and to support the anticipated longer-term growth in the other functions at our company, we will need to increase our general and administrative capabilities. We are also expanding our operations geographically and formed a number of wholly-owned subsidiaries outside of the United States. In addition to our U.S. offices, we also have an office in London, United Kingdom which serves as our headquarters for our operations in Europe and international markets, and regional offices in a number of these countries. In the longer term, we may further expand our geographical footprint. Our management, personnel and systems currently in place may not be adequate to support this future growth. Furthermore, we may face a number of complexities, such as being subject to national collective bargaining agreements for employees, in some of the countries in which we operate.

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

We have obtained limited product liability insurance coverage for in the United States for the use of OCA in our U.S. clinical trials and commercial sales and in selected other jurisdictions where we are conducting clinical trials. Our product liability insurance coverage in the United States is currently limited to an aggregate of $10 million. We have clinical trial and commercial product liability insurance coverage outside of the United States in amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

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

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products and product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future products and product candidates and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products and product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, derivation, opposition or invalidity proceedings before U.S. or non-U.S. patent offices.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to develop a platform similar to, or better than, ours in a way that is not covered by the claims of our patents;
•	others may be able to make compounds that are similar to our products and product candidates but that are not covered by the claims of our patents;
•	we might not have been the first to make the inventions covered by our pending patent applications;
•	we might not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	any patents that we obtain may not provide us with any competitive advantages;
•	we may not develop additional proprietary technologies that are patentable; or
•	the patents of others may have an adverse effect on our business.

As of December 31, 2016, we were the owner of record of over 110 issued or granted U.S. and non-U.S. patents relating to OCA with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds, and methods of using these compounds in various indications. We were also the owner at that date of record of over 60 pending U.S. and non-U.S. patent applications relating to OCA in these areas.

In addition, as of December 31, 2016, we were the owner of record of over 160 issued or granted U.S. and non-U.S. patents relating to our product candidates other than OCA, with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds and methods of using these compounds in various indications. We were also the owner of record of over 100 pending U.S. and non-U.S. patent applications relating to such other product candidates in these areas.

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

We have received assignments of rights to the INT-767 patent portfolio from all inventors, with the exception of one inventor. That inventor is contractually obligated to provide an assignment to us. Thus, we believe that we are the owner of the INT-767 patent portfolio by virtue of this contractual obligation and the patent assignments we have received. By virtue of the patent assignments we have received and other contractual obligations owed to us, we believe we are the owner of the INT-777 patent portfolio. Without patent protection on the composition of matter of our products and product candidates, our ability to stop others from using or selling our products and product candidates may be limited.

Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all of our products and product candidates or methods involving these candidates in the parent patent application. We plan to pursue divisional patent applications or continuation patent applications in the United States and other countries to obtain claim coverage for inventions which were disclosed but not claimed in the parent patent application.

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our products and product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our products and product candidates, U.S. patents may be eligible for limited extension of patent term under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits an extension of patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, an extension may not be granted because of, for example, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than what is requested. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of OCA in PBC in May 2016, we have applied for an extension to the patent term for this patent in the United States through 2027. We expect to take similar actions in other jurisdictions and countries where similar regulations exist. In the event that we are unable to obtain any patent term extensions, the issued composition of matter patents for OCA are expected to expire in 2022 at the soonest and 2033 at the latest, assuming they withstand any challenge. We expect that the other patents for the OCA portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2033.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid, not infringed, or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid or not infringed, and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has modified some tests used by the U.S. Patent and Trademark Office, or USPTO, in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product and product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products, or manufacture or use of our product candidates, will not infringe third-party patents. Furthermore, a third party may claim that we or our manufacturing or commercialization collaborators are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products and product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization collaborators are infringing the third party’s patents and would order us or our collaborators to stop the activities covered by the patents. In that event, we or our commercialization collaborators may not have a viable way around the patent and may need to halt commercialization of the relevant product. In addition, there is a risk that a court will order us or our collaborators to pay the other party damages for having violated the other party’s patents. In the future, we may agree to indemnify our commercial collaborators against certain intellectual property infringement claims brought by third parties. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we fail to obtain a license, develop or obtain non-infringing technology or defend an infringement action successfully, or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our products and product candidates to market and be precluded from manufacturing or selling our products and product candidates.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ a third-party service provider and rely on this service provider to pay these fees due to the USPTO and non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, in September 2016, the Department of Health and Human Services adopted new regulations mandating sponsors to publicly post certain data from clinical trials of products subject to FDA regulation. Although the implementation of the regulations may be delayed, this and other transparency initiatives may result in making publicly available information we may consider to be trade secrets or proprietary information. Moreover, the EMA has already adopted a policy of general transparency both in relation to requests under EU freedom of information legislation for access to pre-clinical and clinical research data once marketing authorizations are granted and through proactive disclosure of clinical data on its website. This policy coupled with imminent requirements for public disclosure of clinical research data under a new EU Clinical Trial Regulation, means that public disclosure will ordinarily be made of substantial research data that previously would have been considered commercially confidential. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We have not yet registered all of our trademarks and failure to secure those registrations could adversely affect our business.

We have applied for and obtained a number of trademarks and service marks to further protect the proprietary position of our products. As of December 31, 2016, we have over 290 trademark and service mark registrations and over 230 pending trademark and service mark applications in the United States and abroad. Our trademark applications may not be allowed for registration or our registered trademarks may not be maintained or enforced. During prosecution of applications for trademark registration, we may receive rejections or refusals. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

We have received approval from both the FDA and EMA for Ocaliva®, the proprietary name for OCA, as well as the associated logo. The Ocaliva trademarks have registered in jurisdictions, including the United States, member states of the Community Trademark, Australia, Great Britain, New Zealand, Norway, Switzerland, Taiwan and certain other countries.

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

The trading market in our common stock has been extremely volatile. The quotation of our common stock on The NASDAQ Global Select Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of December 31, 2016, approximately 34.8% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities (other than FMR LLC, Carmignac Gestion, Capital World Investors, Ameriprise Financial, Inc. and their respective affiliates) and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

We were previously subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention.

We have previously been subject to securities class action lawsuits. In February 2014, two purported securities class actions were filed against us and certain of our officers, which were eventually consolidated. In May 2016, the defendants reached an agreement with the lead plaintiff to seek Court approval of a proposed resolution and the settlement was ultimately granted final approval by the Court in September 2016. While the final judgment and order of the Court included a dismissal of the action with prejudice against all defendants and the defendants did not admit any liability as part of the settlement, the total payment aggregated to $55.0 million, of which $10.0 million was paid by our insurers. There may be additional suits or proceedings brought in the future. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve these matters. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we may receive insurance coverage for certain adversarial proceedings, coverage could be denied or prove to be insufficient. It is possible that we could, in the future, incur judgment or enter into settlement of claims for monetary damages. A decision adverse to our interests could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in October 2012, the price of our common stock on The NASDAQ Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section, these factors include:

•	failure to successfully commercialize Ocaliva for PBC in jurisdictions where we have received marketing authorization or our inability to receive marketing approval for Ocaliva in other jurisdictions;
•	adverse results or delays in our clinical trials;
•	inability to obtain additional funding;
•	any delay in filing an IND, NDA, MAA or comparable submission for any of our products and product candidates and any adverse development or perceived adverse development with respect to the regulatory review of such submission;
•	failure to successfully develop and commercialize OCA for indications other than PBC and any of our other product candidates;
•	inability to obtain adequate product supply for OCA and our future product candidates or the inability to do so at acceptable prices;
•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our products or our competitors’ products;
•	changes in laws or regulations applicable to our products or future products;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•	competition from existing products or new products that may emerge;
•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	additions or departures of key management or scientific personnel;
•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcement or expectation of additional financing efforts;
•	significant lawsuits, including patent, stockholder or product liability litigation, involving us;
•	sales of our common stock by us, our insiders or our other stockholders;
•	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements;
•	market conditions for biopharmaceutical stocks in general; and
•	general economic, industry and market conditions.

Furthermore, the stock markets in general and the market for biotechnology companies in particular have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations may negatively impact the market price of shares of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, our stockholders could incur substantial losses.

We have a significant stockholder, which will limit your ability to influence corporate matters and may give rise to conflicts of interest.

Genextra S.p.A., together with its affiliates, whom we refer to collectively as Genextra, is our largest stockholder. As of December 31, 2016, Genextra owned 6,454,953 shares of our common stock. The shares of common stock owned by Genextra represented approximately 26.0% of our outstanding common stock as of December 31, 2016. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

Furthermore, the interests of Genextra may not always coincide with your interests or the interests of other stockholders, and Genextra may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, and might affect the prevailing market price for our common stock. Our board of directors, which consists of nine directors, including one associated with Genextra, has the power to set the number of directors on our board from time to time.

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

As of December 31, 2016 and 2015, we had net operating loss carryforwards, or NOLs, for U.S. Federal income tax purposes of $562.3 million and $454.4 million, respectively, which expire between 2024 and 2036. We also have certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, or similar rules. The Section 382 limitations apply if an “ownership change” occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have evaluated whether one or more ownership changes under Section 382 have occurred since our inception and have determined that there have been at least two such changes. Although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to utilize these NOLs may be limited due to future ownership changes or for other reasons. Additionally, tax laws limit the time during which NOLs and certain other tax attributes may be utilized against future taxes. As a result, we may not be able to take full advantage of our carryforwards for U.S. federal, state, and foreign tax purposes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in New York, New York, where we lease and occupy an aggregate of approximately 31,400 square feet of office space. The lease for our current corporate headquarters will expire in July 2024. In December 2016, we entered into lease agreements for our new corporate headquarters in the Hudson Yards development site in New York, New York. We will initially lease approximately 49,000 square feet of office space in 10 Hudson Yards, which will act as a temporary headquarters, until we move our corporate headquarters to 55 Hudson Yards, where we will occupy approximately 85,000 square feet of office space. The lease for the space at 10 Hudson Yards will expire at varying times through 2021. The lease for the space at 55 Hudson Yards will expire on the last day of the calendar month in which the 15th anniversary of the day preceding the rent commencement date falls; however, we have an option to renew the term of the 55 Lease either for two additional terms of five years each or one additional ten-year term. Rent payments for 55 Hudson Yards will commence on the date that is 12 months after we take possession of the premises.

Our research and development operations are located in San Diego, California, where we lease and clinical development operations are located in New York, New York and San Diego, California, where we lease and occupy approximately 47,000 square feet of space. The lease ends in September 2019; however, we have an option to further extend the lease for an additional five year term at market rates prevailing at such time.

Our wholly owned subsidiary, Intercept Pharma Europe Ltd., or IPEL, also leases and occupies 8,500 square feet of office space in the King’s Cross area of London, United Kingdom for our international headquarters. The lease expires in May 2024. We are the guarantor to IPEL’s underlease for the international headquarters. In December 2016, IPEL returned the office space it subleased from Merck Sharp & Dohme Limited in the King’s Cross area of London, United Kingdom, which constituted approximately 6,000 square feet of space.

Item 3.	Legal Proceedings

See Item 1. “Business — Legal Proceedings” of this Annual Report on Form 10-K

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Market on October 11, 2012 under the symbol “ICPT”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for each quarter in the years ended December 31, 2016 and 2015.

Year Ended December 31, 2016	High	Low
First quarter	$152.60	$89.76
Second quarter	173.31	127.45
Third quarter	177.93	140.38
Fourth quarter	166.12	96.63

Year Ended December 31, 2015	High	Low
First quarter	$308.28	$144.79
Second quarter	314.88	232.19
Third quarter	285.00	150.00
Fourth quarter	217.99	137.28

Stockholders

As of January 31, 2017, there were 419 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock from October 11, 2012 through December 31, 2016 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on October 10, 2012 in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index and it assumes the reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*
Among Intercept Pharmaceuticals, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

3000
2500
2000
1500
1000
500
0
10/10/2012
12/10/2012
2/10/2013
4/10/2013
6/10/2013
8/10/2013
10/10/2013
12/10/2013
2/10/2014
4/10/2014
6/10/2014
8/10/2014
10/10/2014
12/10/2014
2/10/2015
4/10/2015
6/10/2015
8/10/2015
10/10/2015
12/10/2015
2/10/2016
4/10/2016
6/10/2016
8/10/2016
10/10/2016
12/10/2016
ICPT
Nasdaq Biotech
Nasdaq Composite

*	$100 invested on 10/10/2012 in stock or index. Fiscal Year ending December 31, 2016.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or Securities Act, or the Securities Exchange Act of 1934, as amended, or Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q during 2016, we did not sell any securities that were not registered under the Securities Act.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$24,951	$2,782	$1,742	$1,622	$2,446
Operating expenses:
Selling, general and administrative	273,596	119,242	34,601	13,132	5,177
Research and development	153,893	112,696	80,311	27,941	16,183
Total operating expenses	427,489	231,938	114,912	41,073	21,360
Loss from operations	(402,538)	(229,156)	(113,170)	(39,451)	(18,914)
Total other income (expense), net	(10,292)	2,727	(170,056)	(28,341)	(24,729)
Net loss	(412,830)	(226,429)	(283,226)	(67,792)	(43,643)
Dividend on preferred stock, not declared	—	—	—	—	(2,630)
Net loss attributable to common stockholders	$(412,830)	$(226,429)	$(283,226)	$(67,792)	$(46,273)
Net loss per share, basic and diluted	$(16.74)	$(9.56)	$(13.63)	$(3.76)	$(7.36)
Weighted average shares outstanding, basic and diluted	24,663	23,694	20,784	18,029	6,283

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$689,385	$628,055	$239,724	$144,832	$110,194
Total assets	739,253	655,758	254,149	150,319	112,179
Accounts payable, accrued expenses and other liabilities	65,551	45,591	13,459	7,260	3,746
Warrant liability	—	—	—	50,112	30,359
Long-term debt	341,356	—	—	—	—
Accumulated deficit	(1,108,460)	(695,630)	(469,202)	(185,976)	(118,183)
Total stockholders’ equity	314,932	602,149	230,891	82,406	65,912

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our lead product candidate, obeticholic acid, or OCA, is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid, that selectively binds to and activates the farnesoid X receptor, or FXR. We believe OCA has broad liver-protective properties and may effectively counter a variety of chronic insults to the liver that cause fibrosis, or scarring, which can eventually lead to cirrhosis, liver transplant and death.

OCA was approved in the United States in May 2016 for use in patients with primary biliary cholangitis, or PBC, under the brand name Ocaliva®. We commenced sales and marketing of Ocaliva in the United States shortly after receiving such marketing approval, and Ocaliva is now available to patients primarily through a network of specialty pharmacy distributors. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. We have also filed for regulatory approval for OCA in PBC in Canada and plan to file for marketing authorization in other target markets.

OCA is also being developed to treat a variety of other non-viral progressive liver diseases such as nonalcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and biliary atresia. We are currently evaluating our future development strategy for OCA in other indications, for our product candidate INT-767 and for our pre-clinical candidates.

OCA has been tested in five placebo-controlled clinical trials, including a Phase 3 clinical trial in patients with PBC and two Phase 2 clinical trials in patients with NASH or a precursor disease to NASH known as nonalcoholic fatty liver disease, or NAFLD. OCA met the primary efficacy endpoint in each of these trials with statistical significance. In addition, in October 2015, we announced results from a Phase 2 dose ranging trial of OCA in 200 patients with NASH in Japan conducted by our collaborator, Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon. The results of this trial were mixed. Sumitomo Dainippon has informed us that it is exploring the initiation of its registrational trials for OCA in NASH patients intended to support the registration of this indication in Japan.

OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and PSC and breakthrough therapy designation from the U.S. Food and Drug Administration, or FDA, for the treatment of NASH patients with liver fibrosis.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. We are targeting completion of enrollment of the cohort of patients needed for this analysis by mid-2017, with results from the interim analysis anticipated in 2019. We also have an ongoing Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We completed enrollment of the targeted number of patients for our CONTROL trial in October 2016 and expect top-line results in 2017. We continue to work towards expanding our overall NASH development program with additional trials and studies, including a Phase 3 trial in NASH patients with cirrhosis, which we expect to initiate in 2017.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases. In September 2016, we completed enrollment of the targeted number of patients in our Phase 2 AESOP trial in PSC to evaluate the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. We expect top-line results from the AESOP trial in 2017. In October 2015, we initiated a Phase 2 clinical trial, known as the CARE trial, of OCA in pediatric patients with biliary atresia. This trial will evaluate the effects of 11 weeks of OCA treatment where patients with biliary atresia will be randomized to varying doses of OCA or a control group receiving only their current treatment. As part of our development program, in November 2015, we initiated a Phase 1 clinical trial of our second product candidate to enter clinical development, called INT-767, a dual FXR and TGR5 agonist, in healthy volunteers. We have completed a Phase 1 clinical trial of our second product candidate to enter clinical development, called INT-767, a dual FXR and TGR5 agonist, in healthy volunteers. Following analysis of the results, we plan to evaluate next steps for a Phase 2 trial of INT-767 in NASH patients with liver fibrosis in 2017.

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

Our net loss for the year ended December 31, 2016 and 2015 was approximately $412.8 million and $226.4 million, respectively. As of December 31, 2016, we had an accumulated deficit of approximately $1.1 billion. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for at least the next several years as we:

•	continue to commercialize Ocaliva for PBC in the United States and Europe;
•	seek regulatory approval for and prepare to commercially launch Ocaliva for PBC in other jurisdictions;
•	develop and seek regulatory approval for OCA in NASH and other indications; and
•	add infrastructure and personnel in the United States and internationally to support our product development and commercialization efforts and operations as a public company.

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

Our principal executive offices are in New York, New York. We also have administrative offices in San Diego, California and London, United Kingdom.

Recent Developments

Modifications to Phase 3 REGENERATE Trial in NASH Patients With Liver Fibrosis

On February 10, 2017, we provided an update to our ongoing Phase 3 REGENERATE trial evaluating OCA in NASH patients with liver fibrosis.

Based on discussions with the FDA, the primary endpoint for the interim analysis for REGENERATE may now be achieved based on one of: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH (defined as no increase in hepatocellular ballooning or lobular inflammation) or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Prior to this modification of the interim analysis, each of the two endpoints was required to be achieved as a co-primary endpoint. Furthermore, we selected a definition for NASH resolution for the trial, which defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation.

In a retrospective analysis of data from the Phase 2 FLINT trial conducted in a REGENERATE-matched patient cohort, approximately 43% of OCA-treated patients as compared to approximately 21% of patients on placebo achieved at least a one stage improvement in liver fibrosis without any worsening of NASH (p=0.0059). In a similar retrospective analysis on the FLINT data using the definition we selected for NASH resolution, approximately 20% of OCA-treated patients as compared to approximately 6% of patients on placebo achieved NASH resolution with no worsening of fibrosis (p=0.0289).

As a result of these changes, we anticipate that the interim analysis cohort for REGENERATE will consist of approximately 750 NASH patients with stage 2 or 3 fibrosis. We also anticipate completing the enrollment of the interim analysis cohort by mid-2017, with data from the interim analysis anticipated in 2019.

Appointment of Jerome B. Durso as Chief Operating Officer

On February 23, 2017, we announced the appointment of Jerome B. Durso as our new chief operating officer. Mr. Durso commenced his employment with us on February 23, 2017.

Mr. Durso, age 49, brings nearly 25 years of experience in building and leading commercial and business operations at life sciences companies both in the United States and abroad. Mr. Durso has spent the majority of his career at Sanofi, a global pharmaceutical company, where he most recently served as senior vice president, chief commercial officer of the global diabetes division from 2011 through 2015. From 2010 to 2011, Mr. Durso was senior vice president, chief commercial officer of Sanofi’s U.S. pharmaceuticals business. Prior to that, he served in a number of commercial leadership roles of increasing responsibility in business unit and brand management, marketing and sales since he first joined Sanofi in 1993. Mr. Durso currently serves as an advisory board member of the Robert Wood Johnson University Hospital Somerset in Somerville, New Jersey. Mr. Durso earned his bachelor degree in marketing from the University of Notre Dame.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Dollar Change	% Change
	2016	2015
	(in thousands)
Revenue:
Product revenue, net	$18,169	$—	$18,169	N/M
Licensing revenue	6,782	2,782	4,000	144%
Total revenue	24,951	2,782	22,169	797%
Operating expenses:
Selling, general and administrative	273,596	119,242	154,354	129%
Research and development	153,893	112,696	41,197	37%
Total operating expenses	427,489	231,938	195,551	84%
Other income (expense):
Interest expense	(14,196)	—	(14,196)	N/M
Other income, net	3,904	2,727	1,177	43%
Total other income (expense)	(10,292)	2,727	(13,019)	N/M
Net loss	$(412,830)	$(226,429)	$(186,401)	82%

*	N/M = not meaningful.

Revenues

Product revenue, net was $18.2 million and $0 for the years ended December 31, 2016 and 2015, respectively. We commenced our commercial launch in the United States for Ocaliva in PBC in June 2016. For the years ended December 31, 2016 and 2015, licensing revenue was $6.8 million and $2.8 million, respectively, which resulted from the recognition of development and regulatory milestones and amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Selling, general and administrative expenses

Selling, general and administrative expenses were $273.6 million and $119.2 million for the years ended December 31, 2016 and 2015, respectively. The $154.4 million net increase primarily reflects additional personnel-related costs of approximately $50.8 million to support our commercial and international initiatives, a one-time net expense of approximately $45.0 million attributable to the settlement of a purported securities class action lawsuit and increased expenses of approximately $27.5 million in market research and Ocaliva commercialization activities. Because of these initiatives, indirect expenses (rent, travel, and product related legal costs) and consultant spend increased by $19.1 million and $12.0 million, respectively.

Research and development expenses

Research and development expenses were $153.9 million and $112.7 million for the years ended December 31, 2016 and 2015, respectively, representing a net increase of $41.2 million. This net increase in research and development expense primarily reflects an increase in OCA research and development activities of approximately $38.6 million to support our development activities and an increase of $7.5 million of compensation-related costs, partially offset by a decrease of indirect costs of approximately $4.9 million.

Interest expense

Interest expense was $14.2 million and $0 for the years ended December 31, 2016 and 2015, respectively, due to the issuance of our 3.25% convertible senior notes due 2023, or convertible notes, in July 2016.

Other income, net

Other income, net was $3.9 million and $2.7 million for the years ended December 31, 2016 and 2015, respectively. The $1.2 million increase is primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period as a result of increases in cash and investment balances primarily due to the net proceeds from the issuance of our convertible notes.

Income Taxes

For the years ended December 31, 2016 and 2015, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Dollar Change	% Change
	2015	2014
	(in thousands)
Revenue:
Licensing revenue	2,782	1,742	1,040	60%
Total revenue	2,782	1,742	1,040	60%
Operating expenses:
Selling, general and administrative	119,242	34,601	84,641	245%
Research and development	112,696	80,311	32,385	40%
Total operating expenses	231,938	114,912	117,026	102%
Other income (expense):
Revaluation of warrants	—	(170,832)	170,832	-100%
Other income, net	2,727	776	1,951	251%
Total other income (expense)	2,727	(170,056)	172,783	N/M
Net loss	$(226,429)	$(283,226)	$56,797	-20%

*	N/M = not meaningful.

Revenues

For the years ended December 31, 2015 and 2014, licensing revenue was $2.8 million and $1.7 million, respectively, which resulted from the recognition of development milestones and amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Selling, general and administrative expenses

Selling, general and administrative expenses were $119.2 million and $34.6 million in the years ended December 31, 2015 and 2014, respectively. The $84.6 million net increase primarily reflects increased expenses of approximately $41.4 million related to pre-commercialization activities, which include marketing and public relations. We also increased personnel to manage our increased operational activities, resulting in increased compensation and related benefit costs of approximately $34.0 million. Additionally, there was increased operating costs such as legal, facilities and technology-related expenses of approximately $9.2 million.

Research and development expenses

Research and development expenses were $112.7 million and $80.3 million for the years ended December 31, 2015 and 2014, respectively, representing a net increase of $32.4 million. This net increase in research and development expense primarily reflects an increase in OCA research and development activities of approximately $4.6 million to support our clinical operations, an increase in research and discovery expenses of $4.8 million, and additional personnel on our research and development team to manage the increased activities around our OCA program and other research and discovery initiatives, resulting in approximately $18.0 million of increased compensation-related costs and approximately $5.0 million of indirect costs.

Other income, net

Other income, net was $2.7 million and $776,000 for the years ended December 21, 2015 and 2014, respectively. This increase of $2.0 million was primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period primarily due to our two equity financings in early 2015.

Income taxes

For the year ended December 31, 2015 and 2014, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2016, we had an accumulated deficit of $1.1 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling approximately $1.4 billion (net of issuance costs of $46.1 million), including $29.7 million in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering in October 2012, $61.2 million in net proceeds from our follow-on public offering in June 2013, $183.5 million in net proceeds from a follow-on public offering in April 2014, $191.6 million in net proceeds from a follow-on public offering in February 2015, $367.1 million in net proceeds from the follow-on offering in April 2015, $447.6 million in net proceeds from the issuance of the convertible notes in July 2016, and the receipt of $22.0 million in up-front payments and milestones under our licensing and collaboration agreements with Sumitomo Dainippon and Servier. As of December 31, 2016, we had cash, cash equivalents and investment securities of $689.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(342,441)	$(162,902)	$(87,738)
Investing activities	(60,135)	(389,472)	(96,585)
Financing activities	414,382	565,469	190,983
Effect of exchange rate changes	(873)	(376)	—
Net increase in cash and cash equivalents	$10,933	$12,719	$6,660

Operating Activities.  Net cash used in operating activities of $342.4 million for the year ended December 31, 2016 was primarily a result of our $412.8 million net loss partially offset by net changes in operating assets and liabilities of $8.4 million, $46.2 million for stock-based compensation, $3.8 million for depreciation, $6.2 million for accretion of the discount on the convertible notes and the amortization of investment premium of $4.9 million.

Net cash used in operating activities of $162.9 million for the year ended December 31, 2015 was primarily a result of our $226.4 million net loss partially offset by net changes in operating assets and liabilities of $21.3 million, $34.2 million for stock-based compensation, $1.7 million for depreciation and the amortization of investment premium of $6.3 million.

Net cash used in operating activities of $87.7 million for the year ended December 31, 2014 was primarily a result of our $283.2 million net loss and net changes in operating assets and liabilities of approximately $700,000 offset by the add-back of non-cash expense of $170.8 million for warrant liability revaluation, $20.1 million for stock-based compensation, $443,000 for depreciation and the amortization of interest premium of $3.4 million.

Investing Activities.  For the year ended December 31, 2016, net cash used in investing activities primarily reflects the purchase of investment securities of $511.5 million, partially offset by the sale of investment securities of $456.5 million and capital expenditures of $5.1 million primarily related to our offices.

For the year ended December 31, 2015, net cash used in investing activities primarily reflects the purchase of investment securities of $640.7 million, partially offset by the sale of investment securities of $257.2 million to fund operations and expenditures for leasehold improvements of $5.9 million primarily for our King’s Cross, London facility and the expansion of our New York headquarters.

For the year ended December 31, 2014, net cash used in investing activities reflects the purchase of investment securities of $204.3 million, partially offset by the sale of investments securities of $112.4 million to fund operations and $4.6 million in purchases related to the leasehold improvements for the relocation of our San Diego facility.

Financing Activities.  Net cash provided by financing activities in the year ended December 31, 2016 consisted primarily of the issuance of our convertible notes that occurred in July 2016 of $447.6 million, net of issuance cost, and $5.2 million from the exercise of options to purchase common stock, partially offset by payments of $38.4 million for the capped call transactions related to our convertible notes

Net cash provided by financing activities in the year ended December 31, 2015 consisted primarily of net proceeds of the February 2015 public offering of $191.6 million, the April 2015 public offering of $367.2 million, and $6.7 million from the exercise of options to purchase common stock.

Net cash provided by financing activities in the year ended December 31, 2014 consisted primarily of net proceeds of $183.5 million from the completion of our April 2014 public offering and $7.5 million from the exercise of options and warrants to purchase common stock.

Future Funding Requirements

To date, we have not generated significant product sales revenues. While we commenced our commercial launch of Ocaliva for use in PBC in the United States and Europe, we cannot predict the period, if any, in which material net cash inflows from sales of OCA or our other product candidates can sustain our operations. We expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates.

We have incurred and expect to incur additional costs associated with our plans to further expand our operations in the United States, Europe and in certain other countries. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As part of our longer-term strategy, we also anticipate incurring expenses in connection with increases in our product development, scientific, commercial and administrative personnel and expansion of our infrastructure in the United States and abroad. We anticipate that we will need substantial additional funding in connection with our continuing operations.

As of December 31, 2016, we had $689.4 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses in the range of $380 million to $420 million in the fiscal year ending December 31, 2017, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued commercialization of Ocaliva in PBC in the United States and other markets, the continued clinical development for OCA in PBC and NASH and PSC and the continued development of INT-767 and our other earlier stage pipeline programs. We may make additional investments over 2017 as our business evolves. Our adjusted operating expense estimate for 2017 is higher than our adjusted operating expenses for 2016 reflecting continued investment in clinical development programs and commercialization activities.

Adjusted operating expense is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded from adjusted operating expenses as compared to operating expenses under GAAP. For the year ended December 31, 2016, adjusted operating expense also excludes a one-time $45 million net expense for the settlement of a purported class action lawsuit. See “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies and our rapid growth and expansion, we currently cannot accurately and precisely predict the duration beyond mid-2018 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue the initial commercialization of Ocaliva for PBC in the United States and the European Union;
•	prepare for and initiate the commercial launch of Ocaliva in PBC in certain other target markets across the world, but not commercially launch Ocaliva in PBC in non-target countries across the world;
•	continue and expand our clinical development programs for OCA in PBC and NASH, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC; and
•	advance the continued development of INT-767, for which we completed a Phase 1 clinical trial in 2016, and our preclinical compounds, but not completing the clinical or preclinical development needed to obtain regulatory approval for and commercialize INT-767 or our preclinical compounds.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our commercialization plans and our research and development activities and building our global infrastructure to support these activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in the United States and the European Union;
•	our ability to receive marketing approval of Ocaliva for PBC in countries outside of the United States and the European Union based on our regulatory submissions package and our work completed to date, including the willingness of the relevant regulatory authorities to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC;
•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC outside of the United States and the European Union if we receive marketing authorization;

•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH and other indications, such as the sufficiency of the REGENERATE trial to be accepted as the sole pivotal trial for marketing approval or the acceptability of a surrogate endpoint for accelerated approval of OCA for the treatment of NASH and any modifications we may be required to make to the COBALT trial as part of our post-marketing requirements to the FDA or the EMA;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the expansion of our research and development activities and the product candidates that we pursue, including INT-767 and our product candidates in preclinical development such as INT-777;
•	the expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our products and product candidates;
•	market acceptance of our products and product candidates, which may be affected by reimbursement from payors;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	the effect of competing technological and market developments; and
•	other cash needs that may arise as we continue to operate our business.

We have no committed external sources of funding. Until such time, if ever, as we can generate substantial revenue from product sales to sustain our operations, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Beginning in June 2016, subsequent to the U.S. approval of Ocaliva for the treatment of PBC, we sell Ocaliva in the United States principally to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as our customers.

We provide the right of return to our customers for unopened product for a limited time before and after its expiration date. Given our limited sales history for Ocaliva and the inherent uncertainties in estimating product returns, hawse have determined that the shipments of Ocaliva made to our customers thus far do not meet the criteria for revenue recognition at the time of shipment. Accordingly, we recognize revenue when the product is sold through by our customers, provided all other revenue recognition criteria are met. We invoice our customers upon shipment of Ocaliva to them and record accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. We then recognize revenue when Ocaliva is sold through as specialty pharmacies dispense product directly to the patients.

We recognized net sales of Ocaliva of $18.2 million for the year ended December 31, 2016. We also recorded $3.9 million in deferred revenues recorded in the short-term portion of deferred revenue on our balance sheet, which represents product shipped to distributors, but not sold through as of December 31, 2016.

We have written contracts with each of our customers and delivery occurs when the customer receives Ocaliva. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. In order to conclude that the price is fixed and determinable, we must be able to (i) calculate our gross product revenues from the sales to our customers and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charges our customers for Ocaliva. We estimate net product revenues by deducting from our gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, and (iii) estimated costs of incentives offered to certain indirect customers including patients.

Trade Allowances

We provide invoice discounts on Ocaliva sales to certain of our customers for prompt payment and records these discounts as a reduction to gross product revenues. These discounts are based on contractual terms.

Rebates and Discounts

We contract with the Centers for Medicare & Medicaid Services (“CMS”) and other government agencies to make Ocaliva available to eligible patients. As a result, we estimate any rebates and discounts and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. Our estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs. These estimates are recorded in accrued liabilities on the condensed consolidated balance sheet.

Other Incentives

Other incentives that we offer to indirect customers include co-pay assistance cards provided for PBC patients whom reside in states that permit co-pay assistance programs. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. We estimate each period the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third party claims processing organizations and are recorded in accrued liabilities on the condensed consolidated balance sheet.

Valuation of Stock-Based Compensation

We record the fair value of stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs, issued to employees as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is generally the vesting period. For non-employees, we also record stock options, RSUs and RSAs at their fair value as of the grant date. We then periodically re-measure the awards to reflect the current fair value at each reporting period until the non-employee completes the performance obligation or the date on which a performance commitment is reached. Expense is recognized over the related service period.

We calculate the fair value of stock-options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. Our key assumptions are:

•	The expected volatility was estimated based upon the historical volatility information of peer companies for each respective reporting period. We calculated expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status.
•	The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.
•	The expected term of options granted represents the period of time the options are expected to be outstanding.
•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.
•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

We expect the impact of stock-based compensation may fluctuate in future periods due to the potential changes in the value of our common stock, changes to our headcount and the award of additional stock option and other equity grants to our personnel.

Convertible Senior Notes and Capped Call Transactions

In July 2016, we completed an underwritten public offering of $460.0 million in aggregate principal amount of 3.25% convertible senior notes due 2023, or the convertible notes. After deducting the underwriting discounts and offering expenses of approximately $12.4 million, the net proceeds from the convertible notes offering were approximately $447.6 million. In connection with the offering, we entered into an indenture, as supplemented by the First Supplemental Indenture relating to the convertible notes, or collectively the Indenture, with U.S. Bank National Association, a national banking association, as trustee governing the convertible notes. The convertible notes bear interest at a rate of 3.25% per annum, payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2017. The convertible notes mature on July 1, 2023, unless earlier repurchased, redeemed or converted. Holders may convert the convertible notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the Indenture) per $1,000 principal amount of convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the convertible notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after January 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their convertible notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock (and cash in lieu of any fractional shares) or a combination of cash and shares of our common stock, at our election. The conversion rate will initially be 5.0358 shares of our common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $198.58 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its convertible notes in connection with such a corporate event in certain circumstances.

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

In connection with the pricing of the convertible notes, we entered into privately-negotiated capped call transactions with Royal Bank of Canada, or RBC, UBS AG, London Branch, or UBS, and Credit Suisse Capital LLC, or Credit Suisse. The aggregate cost of the capped call transactions entered into in connection with the pricing of the notes was approximately $33.4 million. We and RBC, UBS and Credit Suisse entered into additional capped call transactions in connection with the underwriters’ exercise of their over-allotment option in full at an aggregate cost of approximately $5.0 million. The capped call transactions are generally expected to reduce the potential dilution upon conversion of the convertible notes in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the convertible notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the convertible notes. The cap price of the capped call transactions will initially be $262.27 per share, and is subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution upon conversion of the convertible notes to the extent that such market price exceeds the cap price of the capped call transactions.

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

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(in thousands)
Operating leases	$169,886	$9,191	$25,542	$28,077	$107,076
Long-term debt	460,000	—	—	—	460,000
Purchase obligations	11,877	11,767	89	12	9
Total	$641,763	$20,958	$25,631	$28,089	$567,085

See Item 2. “Properties” to this Annual Report on Form 10-K for a description of our operating leases. In addition to the general description of our operating leases, the following provides additional details related to our leases for the Hudson Yards development.

In December 2016, we entered into lease agreements relating to our new global corporate headquarters in the Hudson Yards development site in New York, New York. The leases will provide us with shorter term office space in 10 Hudson Yards, or the 10 Building, and longer term office space in 55 Hudson Yards, or the 55 Building.

The lease for the 10 Building will initially provide us with approximately 49,000 square feet of space consisting of the entire 37th floor and a portion of the 40th floor of the 10 Building, or the 10 Lease. The lease for the 37th floor premises expires in June 2021. The lease for the 40th floor expires on the earlier to occur of (a) the date that is 285 days after the possession date under the 55 Lease (as defined below), which may be extended pursuant to the terms of the 55 Lease; (b) the date that we legally occupy the premises in the 55 Building (as defined below); and (c) June 30, 2021. We refer to this date as the 40th Floor Expiration Date. The 10 Lease contains customary default provisions, including, without limitation, those relating to payment defaults, performance defaults, events of bankruptcy and customary indemnification provisions. The 10 Lease provides for annual fixed rental payments of approximately (i) $5.2 million per year for the period commencing in April 2017 and ending on the day immediately preceding the 40th Floor Expiration Date and (ii) $3.5 million per year commencing on the 40th Floor Expiration Date and ending on June 30, 2021. In addition to the fixed rent obligations, we are obligated to pay our percentage share for customary escalations for operating expenses attributable to the 10 Building and the Hudson Yards development, taxes and tax-related payments. As security for the 10 Lease, we provided the landlord with a letter of credit in the amount of approximately $3.5 million.

The lease for the 55 Building will provide us with approximately 85,000 square feet of space consisting of the 23rd through 25th floors of the 55 Building, or the 55 Lease. The 55 Lease will expire on the last day of the calendar month in which the 15th anniversary of the day preceding the Rent Commencement Date (as defined below) falls. Under the 55 Lease, we have an option to renew the term of the 55 Lease either for (i) two additional terms of five years each or (ii) one additional ten-year term. In addition, the 55 Lease contains customary default provisions, including, without limitation, those relating to payment defaults under the 55 Lease, performance defaults under the 55 Lease, events of bankruptcy and customary indemnification provisions. The 55 Lease provides for annual fixed rental payments of approximately (i) $7.9 million per year for the period commencing on the date that is 12 months after the Company takes possession of its premises in the 55 Building, or the Rent Commencement Date, and ending on the day immediately preceding the 5th anniversary of the Rent Commencement Date; (ii) $8.7 million per year for the period commencing on 5th anniversary of the Rent Commencement Date and ending on the day immediately preceding the 10th anniversary of the Rent Commencement Date; and (iii) $9.6 million per year for the period commencing on 10th anniversary of the Rent Commencement Date and ending upon the expiration date of the 55 Lease. In addition to the fixed rent obligations, we are obligated to pay (x) certain incremental construction costs incurred by the landlord on behalf of us and (y) our percentage share for customary escalations for operating expenses attributable to the 55 Building and the Hudson Yards development, taxes and tax-related payments. As security for the 55 Lease, we provided the landlord with a letter of credit in the amount of approximately $8.7 million, which will be subject to periodic reduction under the terms of the 55 Lease.

See “— Critical Accounting Policies and Estimates — Convertible Senior Notes and Capped Call Transactions” above for a description of our convertible notes.

We are a party to license and research and development agreements with universities and other third parties, as well as patent assignment agreements, under which we have obtained rights to patents, patent applications and know-how. We enter into contracts in the normal course of business with contract research organizations, or CROs, for clinical trials, clinical and commercial supply manufacturing, with vendors for commercial and precommercial activities, research and development activities and other services and products for operating purposes. Our agreements generally provide for termination within 90 days of notice. Such agreements are cancelable contracts and not included in the table of contractual obligations and commitments. We have included as purchase obligations our commitments under agreements to the extent they are quantifiable and are not cancelable.

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

Recent Accounting Pronouncements

See note 3 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

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

Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, RSUs, RSAs and warrants to purchase common stock. Potentially dilutive common stock equivalents totaled approximately 1.9 million shares, 1.5 million shares, and 1.5 million shares for the years ended December 31, 2016, 2015 and 2014, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investment securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investment securities. If a 10% change in interest rates were to have occurred on December 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

We contract with CROs, investigational sites, suppliers, facilities, marketing firms and other vendors and suppliers in Europe and internationally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2016, 2015 or 2014.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016 based on those criteria.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control, that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 in conjunction with our 2017 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

See Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Item 10.

Item 14.	Principal Accounting Fees and Services

See Item 10.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.
Date: March 1, 2017	By: /s/ Mark Pruzanski, M.D. Mark Pruzanski President and Chief Executive Officer (Principal Executive Officer)
Date: March 1, 2017	By: /s/ Sandip Kapadia Sandip Kapadia Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ Mark Pruzanski, M.D. Mark Pruzanski, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
/s/ Sandip Kapadia Sandip Kapadia	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
/s/ Paolo Fundaro Paolo Fundaro	Chairman of the Board of Directors	March 1, 2017
/s/ Srinivas Akkaraju, M.D., Ph.D. Srinivas Akkaraju, M.D., Ph.D.	Director	March 1, 2017
/s/ Luca Benatti, Ph.D. Luca Benatti, Ph.D.	Director	March 1, 2017
/s/ Daniel Bradbury Daniel Bradbury	Director	March 1, 2017
/s/ Keith Gottesdiener, M.D. Keith Gottesdiener, M.D.	Director	March 1, 2017
/s/ Gino Santini Gino Santini	Director	March 1, 2017
/s/ Glenn Sblendorio Glenn Sblendorio	Director	March 1, 2017
/s/ Daniel Welch Daniel Welch	Director	March 1, 2017

INTERCEPT PHARMACEUTICALS, INC.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intercept Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercept Pharmaceuticals, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intercept Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of Intercept Pharmaceuticals, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intercept Pharmaceuticals, Inc.:

We have audited Intercept Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intercept Pharmaceuticals, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intercept Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 1, 2017

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2016	2015
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$43,675	$32,742
Investment securities, available-for-sale	645,710	595,313
Accounts receivable	9,126	—
Prepaid expenses and other current assets	9,354	13,638
Total current assets	707,865	641,693
Fixed assets, net	11,295	10,047
Inventory	2,279	—
Security deposits	17,814	4,018
Total assets	$739,253	$655,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$65,551	$45,591
Short-term interest payable	7,267	—
Short-term portion of deferred revenue	5,694	1,782
Total current liabilities	78,512	47,373
Long-term liabilities:
Long-term debt	341,356	—
Long-term portion of deferred revenue	4,453	6,236
Total liabilities	$424,321	$53,609
Stockholders’ equity:
Common stock par value $0.001 per share; 45,000,000 and 35,000,000 shares authorized; 24,819,918 and 24,391,430 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	25	24
Additional paid-in capital	1,426,168	1,300,008
Accumulated other comprehensive loss, net	(2,801)	(2,253)
Accumulated deficit	(1,108,460)	(695,630)
Total stockholders’ equity	314,932	602,149
Total liabilities and stockholders’ equity	$739,253	$655,758

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Revenue:
Product revenue, net	$18,169	$—	$—
Licensing revenue	6,782	2,782	1,742
Total revenue	24,951	2,782	1,742
Operating expenses:
Selling, general and administrative	273,596	119,242	34,601
Research and development	153,893	112,696	80,311
Total operating expenses	427,489	231,938	114,912
Operating loss	(402,538)	(229,156)	(113,170)
Other income (expense):
Interest expense	(14,196)	—	—
Revaluation of warrants	—	—	(170,832)
Other income, net	3,904	2,727	776
Total other income (expense)	(10,292)	2,727	(170,056)
Net loss	$(412,830)	$(226,429)	$(283,226)
Net loss per common and potential common share:
Basic and diluted	$(16.74)	$(9.56)	$(13.63)
Weighted average common and potential common shares outstanding:
Basic and diluted	24,663	23,694	20,784

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(412,830)	$(226,429)	$(283,226)
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	378	(1,628)	(369)
Reclassification for recognized gains (losses) on marketable investment securities during the period recognized in other income, net	(48)	3	25
Net unrealized gains (losses) on marketable investment securities	$330	$(1,625)	$(344)
Foreign currency translation adjustments	(878)	(347)	—
Comprehensive loss	$(413,378)	$(228,401)	$(283,570)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2016, 2015, and 2014
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance – December 31, 2013	19,390	$19	$268,303	$(185,975)	$60	$82,407
Stock-based compensation	—	—	20,127	—	—	20,127
Issuance of common stock from public offering, net of underwriting fees and issuance costs	600	1	183,475	—	—	183,476
Warrants converted to common stock	835	1	220,943	—	—	220,944
Net proceeds from exercise of stock options	591	1	7,507	—	—	7,508
Other comprehensive income	—	—	—	—	(341)	(341)
Net loss	—	—	—	(283,226)	—	(283,226)
Balance – December 31, 2014	21,416	$22	$700,355	$(469,201)	$(281)	$230,895
Stock-based compensation	—	—	34,189	—	—	34,189
Issuance of common stock from public offering, net of underwriting fees and issuance costs	2,481	1	558,753	—	—	558,754
Net proceeds from exercise of stock options	495	1	6,711	—	—	6,712
Other comprehensive income	—	—	—	—	(1,972)	(1,972)
Net loss	—	—	—	(226,429)	—	(226,429)
Balance – December 31, 2015	24,392	$24	$1,300,008	$(695,630)	$(2,253)	$602,149
Stock-based compensation	—	—	46,205	—	—	46,205
Recognition of debt discount on convertible notes	—	—	113,145	—	—	113,145
Purchase of capped call transactions and associated costs	—	—	(38,364)	—	—	(38,364)
Net proceeds from exercise of stock options	428	1	5,174	—	—	5,175
Other comprehensive income	—	—	—	—	(548)	(548)
Net loss	—	—	—	(412,830)	—	(412,830)
Balance – December 31, 2016	24,820	$25	$1,426,168	$(1,108,460)	$(2,801)	$314,932

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(412,830)	$(226,429)	$(283,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants	—	—	170,832
Share-based compensation	46,205	34,189	20,127
Amortization of investment premium	4,939	6,302	3,366
Amortization of deferred financing costs	685	—	—
Realized loss on investments	48	—	—
Depreciation	3,831	1,691	443
Loss on the disposal of property and equipment	—	—	20
Accretion of debt discount	6,242	—	—
Changes in operating assets:
Prepaid expenses and other current assets	4,284	(7,516)	(3,371)
Security deposits	(13,796)	(1,575)	(1,388)
Accounts receivable	(9,126)	—	—
Inventory	(2,279)	—	—
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	19,960	32,218	6,200
Interest payable	7,267	—	—
Deferred revenue	2,129	(1,782)	(741)
Net cash used in operating activities	(342,441)	(162,902)	(87,738)
Cash flows from investing activities:
Purchases of investment securities	(511,521)	(640,709)	(204,344)
Sales of investment securities	456,465	257,172	112,402
Purchases of equipment, leasehold improvements, and furniture and fixtures	(5,079)	(5,935)	(4,643)
Net cash used in investing activities	(60,135)	(389,472)	(96,585)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	—	558,756	183,475
Payments for capped call transactions and associated costs	(38,364)	—	—
Proceeds from issuance of Convertible Notes, net of issuance costs	447,573	—	—
Proceeds from exercise of options	5,173	6,713	7,508
Net cash provided by financing activities	414,382	565,469	190,983
Effect of exchange rate changes	(873)	(376)	—
Net increase in cash and cash equivalents	10,933	12,719	6,660
Cash and cash equivalents – beginning of period	32,742	20,023	13,363
Cash and cash equivalents – end of period	$43,675	$32,742	$20,023
Supplemental disclosures of non-cash activities:
Issuance of common stock for cashless warrant exchange	$—	$—	$220,944

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

Certain reclassifications have been made to prior period amounts in our consolidated statements of operations to conform to the current period presentation. The Company reclassified certain medical affairs costs of $15.5 million from research and development expense to selling, general and administrative expense on the consolidated statements operations during the year ended December 31, 2015.

3. Summary of Significant Accounting Policies

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents and investment securities. The Company currently invests its excess cash

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

primarily in money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity. On a consolidated basis, for the year ended December 31, 2016, the Company’s three largest customers (as discussed in more detail below under “Revenue Recognition”) accounted for 49%, 37% and 12%, of the Company’s gross sales, respectively.

Accounts Receivable

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company records receivables for all billings when amounts are due under standard terms. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other contractual adjustments as well as an allowance for doubtful accounts. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when the Company determines that they are uncollectible. The Company has recorded $9.1 million of accounts receivable as of December 31, 2016 and has not recorded an allowance for any doubtful accounts as of December 31, 2016. On a consolidated basis, the Company’s three largest customers accounted for 45%, 38% and 14% of the December 31, 2016 accounts receivable balance, respectively.

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

Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s product after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company’s product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales sold to write down such unmarketable inventory to zero.

Convertible Senior Notes

The Company’s 3.25% convertible senior notes due 2023 (the “Convertible Notes”) are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC Subtopic 470-20 requires the issuer of

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

convertible debt that may be settled in shares or cash upon conversion at the issuer’s option, such as these notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. Although ASC 470 has no impact on the Company’s actual past or future cash flows, it requires the Company to record non-cash interest expense as the debt discount is amortized. For additional information, see Note 10 — Long-Term Debt.

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

The Company recognized net sales of Ocaliva of $18.2 million for the year ended December 31, 2016. The Company also recorded $3.9 million in deferred revenues recorded in short-term portion of deferred revenue on its balance sheet, which represents product shipped to distributors, but not sold through as of December 31, 2016.

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

Licensing Revenue

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

Research and Development Expenses

Research and development costs that do not have alternative future use are charged to expense as incurred. This includes the cost of conducting clinical trials, compensation and related overhead for employees and consultants involved in research and development and the cost of the Company’s manufacturing activities to supply ongoing and future clinical trials and preclinical studies as well as preparations for commercialization of obeticholic acid (“OCA”). For periods prior to the commercial launch of Ocaliva in PBC in June 2016, the manufacturing costs for OCA were expensed as part of research and development. The Company will continue to incur manufacturing costs for commercial supply of OCA in other indications such as NASH prior to their approval.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation” (ASC 718). The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of the grant. Restricted stock units and restricted stock awards are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of equity instruments

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

expected to vest after taking into consideration an estimate of award forfeitures based on actual experience are recognized and amortized on a straight-line basis over the requisite service period of the award. Generally stock options fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation for consultants on a mark — to-market basis which is updated on a quarterly basis.

Warrants to Purchase Common Stock

In conjunction with various financing transactions, the Company issued warrants to purchase the Company’s common stock. Certain of the warrants included a so-called “down round” provision that provided for a reduction in the warrant exercise price if there were subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices and certain warrants contained a provision that required the underlying shares to be registered upon an initial public offering (“IPO”). These warrants were deemed to be derivative instruments and as such, were recorded as a liability and were marked-to-market at each reporting period using the Black-Scholes option pricing model. The Company estimated the fair values of the warrants at each reporting period using a Black-Scholes option-pricing. Management concluded, under the Company’s facts and circumstances, that the estimated fair values of the warrants using the Black-Scholes option-pricing model approximates, in all material respects, the values determined using a binomial valuation model. The estimates in the Black-Scholes option-pricing model and the binomial valuation model are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants. Changes in the fair value of the common stock warrant liability from the prior period were recorded as a component of other income and expense.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options, restricted stock units (“RSUs”) and warrants using the treasury stock method.

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

The Company determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred assets at that time. At December 31, 2016 and 2015, the Company maintained a full valuation allowance on its deferred tax assets.

At any one time the Company’s tax returns for numerous tax years are subject to examination by U.S. Federal, state, and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not to be sustained. At December 31, 2016 and 2015, the Company had no reserves for unrecognized tax benefits.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

Segments

The Company operates in one segment. The Company is a biopharmaceutical company focused on discovering, developing and commercializing treatments for non-viral, progressive liver diseases.

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted and may be applied either retrospectively or on a prospective basis. The Company has early adopted this ASU effective with its annual reporting period ended December 31, 2016 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes certain aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. We do not expect the adoption of this updated standard to have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance became effective January 1, 2017. The adoption of ASU 2014-15 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

4. Significant Agreements

Sumitomo Dainippon Pharma Co., Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon to research, develop and commercialize OCA as a therapeutic for the treatment of PBC and NASH in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments of up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval of OCA for NASH in Japan, $10.0 million for receiving marketing approval of OCA for NASH in China, and $5.0 million for receiving marketing approval of OCA for PBC in the United States, which was achieved upon the FDA approval of Ocaliva for the treatment of PBC in May 2016. As of December 31, 2016, the Company had achieved $6.0 million of the development milestones under its collaboration agreement with Sumitomo Dainippon. The sales milestones are based on aggregate sales amounts of OCA in the Sumitomo Dainippon territory and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. The Company has determined that each potential future development, regulatory and sales milestone is substantive. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon has the option to add several other Asian countries to its territory to pursue OCA for additional indications. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories. Sumitomo Dainippon is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the Sumitomo Dainippon territory.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Significant Agreements  – (continued)

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and payments made in respect of the Korea option are being recognized ratably over this period. During the year ended December 31, 2016 and 2015, the Company recorded revenue of approximately $6.8 million and $2.8 million, respectively.

5. Cash, Cash Equivalents, and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$43,675	$—	$—	$43,675
Investment securities:
Commercial paper	66,185	—	(71)	66,114
Corporate debt securities	554,847	14	(1,443)	553,418
U.S. government and agency securities	26,254	—	(76)	26,178
Total investments	647,286	14	(1,590)	645,710
Total cash, cash equivalents and investments	$690,961	$14	$(1,590)	$689,385

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$32,742	$—	$—	$32,742
Investment securities:
Commercial paper	1,993	—	(3)	1,990
Corporate debt securities	529,368	2	(1,720)	527,650
U.S. government and agency securities	65,854	1	(182)	65,673
Total investments	597,215	3	(1,905)	595,313
Total cash, cash equivalents and investments	$629,957	$3	$(1,905)	$628,055

The Company held a total of two positions as of December 31, 2016 and no positions as of December 31, 2015 that were in an unrealized loss position for more than twelve months.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Cash, Cash Equivalents, and Investments  – (continued)

The fair value for the Company’s available-for-sale investments, which have been in an unrealized loss position for less than and longer than 12 months is as follows:

	As of December 31, 2016
	Less than 12 months		12 Months or greater		Total
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$341,823	$(510)	$178,818	$(933)	$520,641	$(1,443)
U.S. government and agency securities	19,479	(30)	6,699	(46)	26,178	(76)
Commercial paper	66,114	(71)	—	—	66,114	(71)
Total	$427,416	$(611)	$185,517	$(979)	$612,933	$(1,590)

	As of December 31, 2015
	Less than 12 months		12 Months or greater		Total
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$316,036	$(551)	$201,676	$(1,169)	$517,712	$(1,720)
Commercial paper	15,793	(30)	44,879	(152)	60,672	(182)
U.S. government and agency securities	1,990	(3)	—	—	1,990	(3)
Total	$333,819	$(584)	$246,555	$(1,321)	$580,374	$(1,905)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Prepaid expenses and other receivables	$6,145	$9,947
Interest receivable	3,209	3,304
Contract receivable	—	47
Refundable tax credits	—	340
Prepaid expenses and other current assets	$9,354	$13,638

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives (Years)	December 31,
		2016	2015
		(in thousands)
Office equipment and software	3	$4,942	$2,188
Leasehold improvements	Over life of lease	6,668	6,818
Furniture and fixtures	7	4,202	3,402
Subtotal		15,812	12,408
Less: accumulated depreciation		(4,517)	(2,361)
Fixed assets, net		$11,295	$10,047

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $3.8 million, $1.7 million, and $443,000, respectively.

8. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following:

	December 31,
	2016	2015
	(in thousands)
Work-in-process	$2,207	$—
Finished goods	72	—
Inventory, net	$2,279	$—

9. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Accounts payable	$6,722	$4,170
Accrued employee compensation	19,287	11,414
Accrued contracted services and other	39,542	30,007
Accounts payable, accrued expenses and other liabilities	$65,551	$45,591

10. Long-Term Debt

Debt, net of discounts and deferred financing costs, consists of the following:

	December 31,
	2016	2015
	(in thousands)
Long-term debt	$341,356	$—
Less current portion	—	—
Long-term debt outstanding	$341,356	$—

On July 6, 2016, the Company issued $460.0 million aggregate principal amount of the Convertible Notes. The Company received net proceeds of $447.6 million after deducting underwriting discounts and estimated offering expenses of approximately $12.4 million. The Company used approximately $38.4 million

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt  – (continued)

of the net proceeds from the offering to fund the payment of the cost of the capped call transactions that were entered into in connection with the issuance of the Convertible Notes.

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

In accordance with ASC Subtopic 470-20, the Company used an effective interest rate of 8.4% to determine the liability component of the Convertible Notes. This resulted in the recognition of $334.4 million as the liability component of the Convertible Notes and the recognition of the residual $113.1 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes.

Interest expense was $14.2 million for the year ended December 31, 2016 related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $7.3 million as of December 31, 2016. The Company recorded debt issuance costs of $12.4 million, which are being amortized using the effective interest method. As of December 31, 2016, $11.7 million of debt issuance costs are recorded on the consolidated balance sheet in Long-Term Debt, in accordance with ASU 2015-03. As of December 31, 2016, the Company had outstanding borrowings of $460.0 million related to the Convertible Notes.

11. Fair Value Measurements

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value Measurements  – (continued)

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

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

	Total	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	(in thousands)
December 31, 2016
Assets:
Money market funds	$11,755	$11,755	$—	$—
Available for sale securities:
Commercial paper	66,114	—	66,114	—
Corporate debt securities	553,418	—	553,418	—
U.S. government and agency securities	26,178	—	26,178	—
Total financial assets:	$657,465	$11,755	$645,710	$—
December 31, 2015
Assets:
Money market funds	$4,826	$4,826	$—	$—
Available for sale securities:
Commercial paper	1,990	—	1,990	—
Corporate debt securities	527,650	—	527,650	—
U.S. government and agency securities	65,673	—	65,673	—
Total financial assets:	$600,139	$4,826	$595,313	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value Measurements  – (continued)

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities, U.S. government and agency securities, and municipal securities) as of December 31, 2016 and 2015, respectively, by contractual maturity, are as follows:

	Fair Value as of December 31,
	2016	2015
	(in thousands)
Due in one year or less	$456,184	$343,758
Due after one year through 2 years	189,526	251,555
Total investments in debt securities	$645,710	$595,313

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

12. Stockholders’ Equity and Preferred Stock

Common Stock

As of December 31, 2016 and December 31, 2015, the Company had 45,000,000 and 35,000,000 authorized shares of common stock, $0.001 par value per share, respectively. At the 2016 annual meeting of stockholders held on July 19, 2016, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 35,000,000 shares to 45,000,000 shares.

In February 2015, the Company completed a public offering of 1,150,000 shares of its common stock at a public offering price of $176.00 per share. The shares were registered pursuant to a registration statement on Form S-3. After underwriting discounts and commissions and offering expenses, the Company received net proceeds of approximately $191.7 million.

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

Preferred Stock

As of December 31, 2016 and 2015, the Company had 5,000,000 authorized shares of preferred stock, $0.001 par value per share, of which none are issued.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock Compensation

The 2012 Equity Incentive Plan (2012 Plan) became effective upon the pricing of the IPO in October 2012. At the same time, the 2003 Stock Incentive Plan (2003 Plan) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

The estimated fair value of the options that have been granted under the 2003 and 2012 Plans is determined utilizing the Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs and RSAs that have been granted under the 2012 Plan is determined utilizing the closing stock price on the date of grant. There were approximately 1.5 million and 1.2 million shares available for grant remaining under the 2012 Plan at December 31, 2016 and 2015, respectively. On January 1, 2016 and 2015, the numbers of shares reserved for issuance under the 2012 Plan was increased by 976,101, and 856,609 shares, respectively, as a result of the automatic increase in shares reserved pursuant to the terms thereof.

Stock Options

The Company estimated the fair value of stock options granted in the periods presented using a Black-Scholes option-pricing model utilizing the following assumptions:

Years Ended December 31,
	2016	2015	2014
Volatility	60 – 66%	61 – 90%	70 – 150%
Expected term (in years)	5.1 – 10.0	5.1 – 7.0	4.0 – 7.0
Risk-free rate	1.1 – 2.4%	0.2 – 2.2%	1.3 – 2.7%
Expected dividend yield	—%	—%	—%

The stock price for options granted prior to the IPO was determined based on a valuation of the Company’s common stock. For options granted after the IPO, the stock price is the closing price on the date of grant. The risk-free interest rate was based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The Company uses historical data to estimate the expected term of the option; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time the options are expected to be outstanding. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

The Company’s combined outstanding employee and non-employee option activity for the period from December 31, 2015 through December 31, 2016 is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,348	$108.49	7.3	$91,402
Granted	481	$112.82	6.1	$—
Exercised	(185)	$28.07	—	$21,987
Cancelled/forfeited	(81)	$129.91	—	$—
Expired	(10)	$177.02	—	$—
Outstanding at December 31, 2016	1,553	$117.80	7.4	$48,308
Expected to vest	1,531	$117.40	7.3	$48,199
Exercisable	797	$90.73	6.1	$43,156

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those shares that had exercise prices lower than the deemed fair value of the Company’s common stock. As of December 31, 2016, the total compensation cost related to non-vested option awards not yet recognized is approximately

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock Compensation  – (continued)

$38.9 million with a weighted average remaining vesting period of 2.72 years. The weighted-average grant date fair value of options granted during the year ended December 31, 2016 is $64.80. The total fair value of shares underlying options that vested in 2016 was $18.2 million.

In April 2014, the Company issued 57,063 performance-based options to certain employees to purchase common stock that will vest upon the achievement of certain regulatory milestones related to OCA at future dates. In November 2014, the Company issued an additional 10,839 performance-based options that will vest upon the achievement of the same regulatory milestones noted above. As of both December 31, 2016 and 2015, the achievement of the milestones was not deemed to be probable and no stock-based compensation expense was recognized for these performance-based options.

Restricted Stock Units and Awards

The following table summarizes the aggregate activities in relation to RSU and RSA activity for the years ended December 31, 2016 and 2015:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested Shares at December 31, 2015	193	$183.19
Granted	312	$117.63
Exercised	(92)	$161.03
Cancelled/forfeited	(32)	$159.22
Non-vested Shares at December 31, 2016	381	$136.89

As of December 31, 2016, there was $41.6 million of unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted average of 2.47 years.

In October 2016, the Company issued 11,725 shares of restricted stock awards to a certain employee that will vest upon the achievement of certain regulatory and commercial milestones. For the year ended December 31, 2016, no stock-based compensation expense was recognized for these awards.

Stock-based compensation expense has been reported in our statements of operations as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Selling, general and administrative	$32,073	$16,223	$8,418
Research and development	14,132	17,966	11,709
Total stock-based compensation	$46,205	$34,189	$20,127

14. Income Taxes

The components of loss before income taxes for the years ended December 31, 2016, 2015 and 2014 includes the following:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$(154,812)	$(116,349)	$(283,226)
Foreign	(258,018)	(110,080)	—
Total	$(412,830)	$(226,429)	$(283,226)

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes  – (continued)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Computed “expected” tax benefit	$(140,362)	$(76,986)	$(96,297)
State taxes, net of U.S. Federal benefit	—	—	—
U.S. Federal valuation allowance	40,377	40,973	36,052
Stock-based compensation	5,161	(3,230)	342
Officer compensation	50	(1,778)	1,784
Foreign tax rate differences	94,901	37,427	—
Intercompany license of intellectual property	—	3,400	—
Mark to market warrant income	—	—	58,083
Other	(127)	194	36
Total	$—	$—	$—

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2016 and 2015 are presented below:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss and other carryforwards	$220,175	$127,364
Stock compensation	17,166	9,929
Deferred revenue	2,400	2,846
Accrued compensation	4,775	3,058
Accrued expense	1,841	1,447
Intellectual property	3,570	1,775
Other	759	802
Deferred tax assets before valuation allowance	250,686	147,221
Valuation allowance	(223,383)	(147,221)
Total deferred tax assets	27,303	—
Deferred tax liabilities:
Convertible Note	(27,303)	—
Total deferred tax liabilities	(27,303)	—
Net deferred tax asset (liability)	$—	$—

Net Operating Losses

As of December 31, 2016 and 2015, the Company had net operating loss (“NOLs”) carryforwards for U.S. Federal income tax purposes of $562.3 million and $454.4 million, respectively, which expire between 2024 and 2036. The Company also has certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

The U.S. Federal NOLs of $562.3 million and $454.4 million include approximately $167.9 million and $151.0 million, respectively, of excess tax benefits related to stock-based payments that are not recognized as

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes  – (continued)

a deferred tax asset. The benefit of these deductions will be recognized through additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The Company’s ability to utilize its NOLs may be limited under Section 382 of the Internal Revenue Code or similar rules. The Section 382 limitations apply if an “ownership change” occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company has evaluated whether one or more ownership changes under Section 382 have occurred since its inception and have determined that there have been at least two such changes. Although the Company believes that these ownership changes have not resulted in material limitations on its ability to use these NOLs, its ability to utilize these NOLs may be limited due to future ownership changes or for other reasons. Additionally, tax laws limit the time during which NOLs and certain other tax attributes may be utilized against future taxes. As a result, the Company may not be able to take full advantage of its carryforwards for U.S. Federal, state, and foreign tax purposes.

Valuation Allowance

At December 31, 2016 and 2015, the Company maintained a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception. In 2016, the valuation allowance for deferred tax assets increased by approximately $76.2 million. This includes an increase of $40.4 million, $7.0 million, and $57.8 million for U.S. Federal, state, and foreign tax, respectively, partially offset by a decrease of $29.0 million to equity. The decrease to equity primarily related to the U.S. Federal and state impact of the equity component associated with the Convertible Notes.

Unrecognized Tax Benefits

At December 31, 2016 and 2015, the Company had no reserves for unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in the U.S. and various foreign jurisdictions. Of the major jurisdictions, the Company is subject to examination in: the United States for U.S. Federal purposes for 2013 and forward and generally for state purposes for 2012 and forward; and the United Kingdom for 2014 and forward. However, NOLs are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. The Company’s U.S. Federal tax return for the year ended December 31, 2014 is currently under audit by the Internal Revenue Service.

15. Commitments

Facility Leases

In May 2014, the Company entered into a lease agreement with The Irvine Company LLC for approximately 47,000 square feet in San Diego for office space. The lease term commenced in September 2014 and is scheduled to end in September 2019; however, the Company has an option to further extend the lease for an additional five year term at market rates prevailing at such time. The rent for the first year was approximately $875,000 without giving effect to rent abatements and the rent will gradually increase every 12 months during the lease term. During the first nine months, the Company received a partial rent abatement from the landlord. The landlord provided the Company with an allowance of approximately $2.4 million for improvements to the office space.

In January 2016, Intercept Pharma Europe Ltd. (IPEL), a wholly owned subsidiary of the Company, entered into an underlease with Performing Right Society, Ltd., for office space in the King’s Cross area of London, United Kingdom. The Company is the guarantor to the underlease. The underlease provided IPEL with 8,549 square feet of space. The lease term is anticipated to end on May 31, 2024. The annual rent is approximately £726,665 (or approximately $1.0 million), payable quarterly. IPEL is also required to pay VAT

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments  – (continued)

on the rent. IPEL is responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by them.

In February 2016, the Company entered into a sublease with Restoration Hardware, Inc. for additional office space in New York City. The sublease provided the Company with an additional 10,785 square feet of space. The lease term is anticipated to end in July 2021. The annual rent is approximately $1.0 million payable monthly. The Company is also responsible for its proportionate share of increases in operating expenses beginning January 2017 as well as its proportionate share of increases in real estate taxes over the average of the 2015/2016 and 2016/2017 fiscal years.

On December 7, 2016, the Company entered into lease agreements relating to the Company’s new global corporate headquarters in the Hudson Yards development site in New York, New York. The leases will provide the Company with shorter term office space in 10 Hudson Yards (the “10 Building”) and longer term office space in 55 Hudson Yards (the “55 Building”).

The lease for the 10 Building will initially provide the Company with approximately 49,000 square feet of space consisting of the entire 37th floor and a portion of the 40th floor of the 10 Building (the “10 Lease”). The expiration date of the 10 Lease as it relates to the 37th floor premises is June 30, 2021. The expiration date of 10 Lease as it relates to the 40th floor premises (the “40th Floor Expiration Date”) shall be the earlier to occur of (a) the date that is 285 days after the possession date under the 55 Lease (as defined below), which may be extended pursuant to the terms of the 55 Lease; (b) the date that the Company legally occupies the premises in the 55 Building (as defined below); and (c) June 30, 2021. The 10 Lease contains customary default provisions, including, without limitation, those relating to payment defaults, performance defaults, events of bankruptcy and customary indemnification provisions. The 10 Lease provides for annual fixed rental payments of approximately (i) $5.2 million per year for the period commencing in April 2017 and ending on the day immediately preceding the 40th Floor Expiration Date and (ii) $3.5 million per year commencing on the 40th Floor Expiration Date and ending on June 30, 2021. In addition to its fixed rent obligations, the Company is obligated to pay its percentage share for customary escalations for operating expenses attributable to the 10 Building and the Hudson Yards development, taxes and tax-related payments.

The lease for the 55 Building will provide the Company with approximately 85,000 square feet of space consisting of the 23rd through 25th floors of the 55 Building (the “55 Lease”). The 55 Lease will expire on the last day of the calendar month in which the 15th anniversary of the day preceding the Rent Commencement Date (as defined below) falls. Under the 55 Lease, the Company has an option to renew the term of the 55 Lease either for (i) two additional terms of five years each or (ii) one additional ten-year term. In addition, the 55 Lease contains customary default provisions, including, without limitation, those relating to payment defaults under the 55 Lease, performance defaults under the 55 Lease, events of bankruptcy and customary indemnification provisions. The 55 Lease provides for annual fixed rental payments of approximately (i) $7.9 million per year for the period commencing on the date that is 12 months after the Company takes possession of its premises in the 55 Building (the “Rent Commencement Date”) and ending on the day immediately preceding the 5th anniversary of the Rent Commencement Date; (ii) $8.7 million per year for the period commencing on 5th anniversary of the Rent Commencement Date and ending on the day immediately preceding the 10th anniversary of the Rent Commencement Date; and (iii) $9.6 million per year for the period commencing on 10th anniversary of the Rent Commencement Date and ending upon the expiration date of the 55 Lease. In addition to its fixed rent obligations, the Company is obligated to pay (x) certain incremental construction costs incurred by the landlord on behalf of the Company and (y) its percentage share for customary escalations for operating expenses attributable to the 55 Building and the Hudson Yards development, taxes and tax-related payments.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments  – (continued)

Rent expense under operating leases for facilities for the years ended December 31, 2016, 2015 and 2014 was approximately $5.5 million, $3.8 million, and $1.7 million, respectively. As of December 31, 2016, minimum operating lease payments under non-cancelable leases, as amended, are as follows:

Year Ending December 31,	Amount
(in thousands)
2017	$9,191
2018	9,383
2019	16,159
2020	15,331
2021	12,746
Thereafter	107,076
Total future minimum operating lease payments	$169,886

Purchase Commitments

The Company enters into license and research and development agreements with universities and other third parties. The Company enters into contracts in the normal course of business with contract research organizations for clinical trials, clinical and commercial supply manufacturing, with vendors for preclinical research studies and for other services and products for operating purposes. The agreements generally provide for termination within 90 days of notice. Such agreements are cancelable contracts and not included as purchase commitments. The Company has included as purchase obligations the Company’s commitments under agreements to the extent they are quantifiable and are not cancelable, which is approximately $11.9 million as of December 31, 2016.

16. Related Party Transactions

In connection with the April 2014 secondary offering, pursuant to the third amended and restated stockholders agreement, the Company reimbursed the selling stockholders for the expenses related to the offering (other than any underwriting discounts and commissions), including approximately $70,000 for the legal fees of the selling stockholders.

17. Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Historical Net loss per share
Numerator:
Net loss attributable to common stockholders	$(412,830)	$(226,429)	$(283,226)
Denominator:
Weighted average shares outstanding, basic and diluted	24,663	23,694	20,784
Net loss per share, basic and diluted	$(16.74)	$(9.56)	$(13.63)

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Net Loss Per Share  – (continued)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2016, 2015 and 2014, as they would have been anti-dilutive:

	December 31,
	2016	2015	2014
	(in thousands)
Options	1,553	1,348	1,436
Restricted stock units	382	193	119
Total	1,935	1,541	1,555

18. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the years ended December 31, 2016 and 2015;

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except for per share amounts)
2016
Revenues	$445	$5,520	$5,177	$13,809	$24,951
Operating loss	(127,400)	(78,095)	(83,036)	(114,007)	(402,538)
Net loss	(126,674)	(77,299)	(88,815)	(120,042)	(412,830)
Net loss per common share – basic and diluted	$(5.17)	$(3.14)	$(3.59)	$(4.84)
2015
Revenues	$1,447	$445	$445	$445	$2,782
Operating loss	(39,658)	(48,824)	(51,784)	(88,890)	(229,156)
Net loss	(39,386)	(47,894)	(50,896)	(88,253)	(226,429)
Net loss per common share – basic and diluted	$(1.78)	$(1.99)	$(2.10)	$(3.62)

19. Litigation

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Litigation  – (continued)

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

20. Subsequent Events

On January 1, 2017, the numbers of shares reserved for issuance under the 2012 Plan was increased by 993,558 shares, as a result of the automatic increase in shares reserved pursuant to the terms thereof.

The Company has evaluated events subsequent to the balance sheet dates and determined there have not been any other events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation, as amended		Form 10-Q (Exhibit 3.1)	08/09/16	001-35668
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	02/17/16	001-35668
4.1	Form of Common Stock Certificate of the Registrant		Form S-8 (Exhibit 4.3)	11/07/12	333-184810
4.2	Third Amended and Restated Stockholders Agreement by and among the Registrant, the holders of the Registrant’s convertible preferred stock, the Registrant’s founders and certain other investors, dated August 9, 2012		Form S-1 (Exhibit 4.2)	09/04/12	333-183706
4.3	Indenture by and between the Registrant and U.S. Bank National Association, a national banking association, as trusted, dated July 6, 2016		Form 8-K (Exhibit 4.1)	07/06/16	001-35668
4.4	First Supplemental Indenture (including the Form of Note) by and between the Registrant and U.S. Bank National Association, a national banking association, as trustee, dated July 6, 2016		Form 8-K (Exhibit 4.2)	07/06/16	001-35668
10.1.1	Call Option Confirmation by and between the Registrant and Royal Bank of Canada, dated June 30, 2016		Form 8-K (Exhibit 10.1)	07/06/16	001-35668
10.1.2	Additional Call Option Confirmation by and between the Registrant and Royal Bank of Canada, dated July 1, 2016		Form 8-K (Exhibit 10.2)	07/06/16	001-35668
10.1.3	Call Option Confirmation by and between the Registrant and UBS AG, London Branch, dated June 30, 2016		Form 8-K (Exhibit 10.3)	07/06/16	001-35668
10.1.4	Additional Call Option Confirmation by and between the Registrant and UBS AG, London Branch, dated July 1, 2016		Form 8-K (Exhibit 10.4)	07/06/16	001-35668
10.1.5	Call Option by and between the Registrant and Credit Suisse Capital LLC, dated June 30, 2016		Form 8-K (Exhibit 10.5)	07/06/16	001-35668
10.1.6	Additional Call Option by and between the Registrant and Credit Suisse Capital LLC, dated July 1, 2016		Form 8-K (Exhibit 10.6)	07/06/16	001-35668

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.2	Commercial Manufacturing and Supply Agreement by and between the Registrant and PharmaZell GMBH, dated August 12, 2016*		Form 10-Q (Exhibit 10.8)	11/09/16	001-35668
Equity Compensation Plans
10.3.1	Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.1)	09/04/12	333-183706
10.3.2	Form of Nonstatutory Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.2)	09/04/12	333-183706
10.3.3	Form of Incentive Stock Option Agreement granted under the 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.3)	09/04/12	333-183706
10.3.4	Amendment to Amended and Restated 2003 Stock Incentive Plan of the Registrant+		Form S-1 (Exhibit 10.1.4)	09/04/12	333-183706
10.4.1	Form of 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.1)	09/27/12	333-183706
10.4.2	Form of Stock Option Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	09/27/12	333-183706
10.4.3	Form of Stock Option Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	09/27/12	333-183706
10.4.4	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.4)	09/27/12	333-183706
10.4.5	Form of Restricted Stock Unit Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.5)	09/27/12	333-183706
10.4.6	Form of Restricted Stock Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.3)	05/09/14	001-35668
10.4.7	Form of Restricted Stock Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.4)	05/09/14	001-35668
10.5	Non-Employee Director Compensation Policy+		Form 8-K (Exhibit 10.1)	02/17/16	001-35668

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
Agreements with Executive Officers and Directors
10.6	Amended and Restated Employment Agreement by and between the Registrant and Mark Pruzanski, dated May 14, 2013+		Form 10-Q (Exhibit 10.5)	05/14/13	001-35668
10.7.1	Amended and Restated Employment Agreement by and between the Registrant and Barbara Duncan, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.12)	05/14/13	001-35668
10.7.2	Letter Agreement by and between the Registrant and Barbara Duncan, effective as of February 12, 2016+		Form 10-Q (Exhibit 10.1)	05/10/16	001-35668
10.7.3	Letter Agreement by and between the Registrant and Barbara Duncan, effective as of June 27, 2016+		Form 10-Q (Exhibit 10.2)	08/09/16	001-35668
10.8	Amended and Restated Employment Agreement by and between the Registrant and David Shapiro, effective as of May 14, 2013+		Form 10-Q (Exhibit 10.11)	05/14/13	001-35668
10.9	Employment Agreement by and between the Registrant and Rachel McMinn, effective as of April 30, 2014+		Form10-Q (Exhibit 10.2)	05/09/14	001-35668
10.10	Employment Agreement by and between the Registrant and Sandip S. Kapadia, effective as of May 3, 2016+		Form 10-Q (Exhibit 10.1.1)	08/09/16	001-35668
10.11	Employment Agreement by and between the Registrant and Lisa Bright, effective as of October 7, 2016+	X
10.12	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		Form S-1 (Exhibit 10.7)	09/04/12	333-183706
Lease Agreements
10.13	Lease Agreement between Jamestown 405 West 15th Street, L.P. and the Registrant, dated October 15, 2013		Form 8-K (Exhibit 10.1)	10/21/13	001-35668
10.14.1	Lease Agreement between The Irvine Company LLC and the Registrant, dated May 1, 2014		Form 8-K (Exhibit 10.1)	05/07/14	001-35668
10.14.2	Amended Lease Agreement between the Irvine Company LLC and the Registrant, dated July 19, 2016		Form 10-Q (Exhibit 10.7)	11/09/16	001-35668
10.15	Underlease between the Registrant, Intercept Pharma Europe, Ltd. and Performing Right Society, Ltd., dated January 22, 2016		Form 10-K (Exhibit 10.12)	02/29/16	001-35668

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.16	Office Sublease between the Registrant and Restoration Hardware, Inc., dated February 23, 2016		Form 10-K (Exhibit 10.13)	02/29/16	001-35668
10.17	Lease Agreement between Legacy Yards Tenant LP and the Registrant, dated December 7, 2016	X
10.18	Lease Agreement between Hudson Yards Owner LLC and the Registrant, dated December 7, 2016	X
Agreements with Respect to Collaborations, Licenses, Research and Development
10.19	License Agreement by and between the Registrant and Sumitomo Dainippon Pharma Co. Ltd., dated March 29, 2011*		Amendment No. 1 to Form S-1 (Exhibit 10.10)	09/27/12	333-183706
Other Exhibits
12.1	Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 2016	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP, independent registered public accounting firm	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Intercept Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.