Form 10-Q
period 2017-03-31
INTERCEPT PHARMACEUTICALS INC
filed 2017-05-10
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35668

INTERCEPT PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3868459
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10 Hudson Yards, 37th FL New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

(646) 747-1000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2017, there were 25,009,178 shares of common stock, $0.001 par value per share, outstanding.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to successfully commercialize Ocaliva® (obeticholic acid, or OCA) in primary biliary cholangitis, or PBC, and our ability to maintain our regulatory approval of Ocaliva in PBC in the United States, Europe and other jurisdictions in which we may receive marketing authorization;
•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain regulatory approval of OCA in indications other than PBC and regulatory approval of any other product candidates we may develop such as INT-767;

•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings in the label of any products or product candidates;

•	our plans to research, develop and commercialize our products and product candidates;
•	our ability to obtain and maintain intellectual property protection for our products and product candidates;
•	our ability to successfully commercialize our products and product candidates;
•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any products, which may be affected by the reimbursement received from payors;
•	the success of competing drugs that are or become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;
•	our use of cash and short-term investments; and
•	our ability to attract and retain key scientific or management personnel.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017, particularly in Item 1.A. Risk Factors, and in our subsequent periodic and current reports filed with the Securities and Exchange Commission. Those risk factors, together with any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

3

NOTE REGARDING TRADEMARKS

The Intercept Pharmaceuticals® name and logo and the Ocaliva® name and logo are either registered or unregistered trademarks or trade names of Intercept Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

 PART I

Item 1. FINANCIAL STATEMENTS

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$66,950	$43,675
Investment securities, available-for-sale	541,063	645,710
Accounts receivable	10,625	9,126
Prepaid expenses and other current assets	16,348	9,354
Total current assets	634,986	707,865
Fixed assets, net	14,518	11,295
Inventory	2,116	2,279
Security deposits	16,400	17,814
Total assets	$668,020	$739,253
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$62,923	$65,551
Short-term interest payable	3,738	7,267
Short-term portion of deferred revenue	6,019	5,694
Total current liabilities	72,680	78,512
Long-term liabilities:
Long-term debt	344,825	341,356
Long-term other liabilities	6,268	-
Long-term portion of deferred revenue	4,009	4,453
Total liabilities	427,782	424,321
Stockholders’ equity:
Preferred stock par value $0.001 per share; 5,000,000 shares authorized; none outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock par value $0.001 per share; 45,000,000 shares authorized; 25,012,174 and 24,819,918 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	1,441,501	1,426,168
Accumulated other comprehensive loss, net	(2,182)	(2,801)
Accumulated deficit	(1,199,106)	(1,108,460)
Total stockholders’ equity	240,238	314,932
Total liabilities and stockholders’ equity	$668,020	$739,253

See accompanying notes to the condensed consolidated financial statements.

 INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Product revenue, net	$20,603	$-
Licensing revenue	445	445
Total revenue	21,048	445

Operating expenses:
Cost of sales	97	-
Selling, general and administrative	61,082	95,865
Research and development	43,832	31,980
Total operating expenses	105,011	127,845
Operating loss	(83,963)	(127,400)

Other income (expense):
Interest expense	(7,207)	-
Other income, net	1,240	726
	(5,967)	726
Net loss	$(89,930)	$(126,674)

Net loss per common and potential common share:
Basic and diluted	$(3.61)	$(5.17)

Weighted average common and potential common shares outstanding:
Basic and diluted	24,931	24,495

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(89,930)	$(126,674)
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	414	1,734
Reclassification for recognized losses on marketable investment securities during the period	-	(80)
Net unrealized gains on marketable investment securities	$414	$1,654
Foreign currency translation adjustments	205	(527)
Comprehensive loss	$(89,311)	$(125,547)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(89,930)	$(126,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	14,061	10,244
Amortization of investment premium	1,022	1,543
Amortization of deferred financing costs	343	-
Depreciation	802	684
Accretion of debt discount	3,126	-
Changes in operating assets:
Prepaid expenses and other current assets	(6,994)	(7,088)
Security deposits	1,414	-
Accounts receivable	(1,499)	-
Inventory	163	-
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(2,628)	(3,121)
Litigation settlement	-	55,000
Long-term other liabilities	6,268	-
Interest payable	(3,529)	-
Deferred revenue	(119)	(445)
Net cash used in operating activities	(77,500)	(69,857)
Cash flows from investing activities:
Purchases of investment securities	(21,246)	(35,318)
Sales of investment securities	125,285	123,006
Purchases of equipment, leasehold improvements, and furniture and fixtures	(4,025)	(2,407)
Net cash provided by investing activities	100,014	85,281
Cash flows from financing activities:
Proceeds from exercise of options, net	556	1,486
Net cash provided by financing activities	556	1,486
Effect of exchange rate changes	205	(447)
Net increase in cash and cash equivalents	23,275	16,463
Cash and cash equivalents – beginning of period	43,675	32,742
Cash and cash equivalents – end of period	$66,950	$49,205

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

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior period amounts in the Company’s unaudited condensed consolidated statements of operations to conform to the current period presentation. The Company reclassified certain medical affairs costs of $5.4 million from research and development expense to selling, general and administrative expense on the unaudited condensed consolidated statements of operations during the three months ended March 31, 2016.

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

3.	Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating which transition approach it will utilize and the impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its condensed consolidated financial statements and related disclosures. The Company will adopt these standards with an effective date of January 1, 2018.

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance became effective January 1, 2017. The Company adopted ASU No. 2014-15 on January 1, 2017, and its adoption did not have a material impact on the Company’s financial statements.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its condensed consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes certain aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. The Company adopted ASU 2016-09 during the first quarter of 2017. In connection with the adoption of this ASU, the Company elected to account for forfeitures as they occur and applied this change in accounting policy on a modified retrospective basis. As a result, the Company recorded a cumulative-effect adjustment to retained earnings which resulted in an increase to accumulated deficit of $0.7 million with an offsetting increase to additional paid-in capital (zero net total equity impact) as of the date of adoption, related to additional stock compensation expense that would have been recognized on unvested outstanding options unadjusted for estimated forfeitures. As a result of this guidance, the Company also recorded $58.7 million of additional deferred tax assets, which are fully offset by a valuation allowance. Other provisions of ASU 2016-09 had no impact on the Company’s condensed consolidated financial statements.

4.	Significant Agreements

Sumitomo Dainippon Pharma Co, Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon to research, develop and commercialize OCA as a therapeutic for the treatment of PBC and NASH in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments of up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval of OCA for NASH in Japan, $10.0 million for receiving marketing approval of OCA for NASH in China, and $5.0 million for receiving marketing approval of OCA for PBC in the United States, which was achieved upon the FDA approval of Ocaliva for the treatment of PBC in May 2016. As of March 31, 2017, the Company had achieved $6.0 million of the development milestones under its collaboration agreement with Sumitomo Dainippon. The sales milestones are based on aggregate sales amounts of OCA in the Sumitomo Dainippon territory and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. The Company has determined that each potential future development, regulatory and sales milestone is substantive. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon has the option to add several other Asian countries to its territory to pursue OCA for additional indications. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories. Sumitomo Dainippon is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the Sumitomo Dainippon territory.

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and payments made in respect of the Korea option are being recognized ratably over this period. During the three months ended March 31, 2017 and 2016, the Company recorded licensing revenue of approximately $0.4 million and $0.4 million, respectively.

5.	Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$66,950	$-	$-	$66,950
Investment securities:
Commercial paper	64,828	-	(42)	64,786
Corporate debt securities	453,145	12	(1,089)	452,068
U.S. government and agency securities	24,250	-	(41)	24,209
Total investments	542,223	12	(1,172)	541,063
Total cash, cash equivalents and investments	$609,173	$12	$(1,172)	$608,013

	As of December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$43,675	$-	$-	$43,675
Investment securities:
Commercial paper	66,185	-	(71)	66,114
Corporate debt securities	554,847	14	(1,443)	553,418
U.S. government and agency securities	26,254	-	(76)	26,178
Total investments	647,286	14	(1,590)	645,710
Total cash, cash equivalents and investments	$690,961	$14	$(1,590)	$689,385

As of March 31, 2017, the Company held a total of three positions that were in a continuous unrealized loss position for more than twelve months. The Company has determined that the unrealized losses are deemed to be temporary impairments as of March 31, 2017. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate debt securities to be other-than-temporarily impaired at March 31, 2017.

6.	Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	March 31, 2017	December 31, 2016
		(In thousands)
Office equipment and software	3	$4,700	$4,942
Leasehold improvements	Over life of lease	10,240	6,668
Furniture and fixtures	7	4,516	4,202
Subtotal		19,456	15,812
Less: accumulated depreciation		(4,938)	(4,517)
Fixed assets, net		$14,518	$11,295

7.	Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Work-in-process	$2,040	$2,207
Finished goods	76	72
Inventory, net	$2,116	$2,279

8.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Accounts payable	7,279	6,722
Accrued contracted services	$37,208	$35,429
Accrued employee compensation	11,888	19,287
Other liabilities	6,548	4,113
Accounts payable, accrued expenses and other liabilities	$62,923	$65,551

9.	Fair Value Measurements

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

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2017
Assets:
Money market funds	$15,215	$15,215	$-	$-
Available for sale securities:
Commercial paper	64,786	-	64,786	-
Corporate debt securities	452,068	-	452,068	-
U.S. government and agency securities	24,209	-	24,209	-
Total financial assets:	$556,278	$15,215	$541,063	$-

December 31, 2016
Assets:
Money market funds	$11,755	$11,755	$-	$-
Available for sale securities:
Commercial paper	66,114	-	66,114	-
Corporate debt securities	553,418	-	553,418	-
U.S. government and agency securities	26,178	-	26,178	-
Total financial assets	$657,465	$11,755	$645,710	$-

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	March 31, 2017	December 31, 2016
	(In thousands)
Due in one year or less	$452,468	$456,184
Due after 1 year through 5 years	88,595	189,526
Total investments in debt securities	$541,063	$645,710

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

10.	Long-Term Debt

Debt, net of discounts and deferred financing costs, consists of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Long-term debt	$344,825	$341,356
Less current portion	-	-
Long-term debt outstanding	$344,825	$341,356

On July 6, 2016, the Company issued $460.0 million aggregate principal amount of the 3.25% convertible senior notes due 2023 (“Convertible Notes”). The Company received net proceeds of $447.6 million after deducting underwriting discounts and estimated offering expenses of approximately $12.4 million. The Company used approximately $38.4 million of the net proceeds from the offering to fund the payment of the cost of the capped call transactions that were entered into in connection with the issuance of the Convertible Notes.

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

Interest expense was $7.2 million and $0 for the three months ended March 31, 2017 and 2016, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $3.7 million and $7.3 million as of March 31, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $12.4 million, which are being amortized using the effective interest method. As of March 31, 2017, $11.4 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-Term Debt, in accordance with ASU 2015-03. As of March 31, 2017, the Company had outstanding borrowings of $460.0 million related to the Convertible Notes.

11.	Product Revenue, Net

The Company recognized net sales of Ocaliva of $20.6 million and $0 for the three months ended March 31, 2017 and 2016, respectively. The Company also recorded $4.2 million and $3.9 million in short-term portion of deferred revenue on its balance sheet, which represents product shipped to distributors, but not sold through as of March 31, 2017 and December 31, 2016, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Product revenue, net:
U.S.	$19,777	$-
ex-U.S.	826	-
Total product revenue, net	$20,603	$-

12.	Stock Compensation

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

The following table summarizes stock option activity during the three months ended March 31, 2017:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Shares	Average	Contractual	Intrinsic Value
	(In thousands)	Exercise Price	Term (years)	(In thousands)
Outstanding at December 31, 2016	1,553	$117.80	7.4	$48,308
Granted	405	$112.88	-	$-
Exercised	(10)	$54.13	-	$-
Cancelled/forfeited	(15)	$139.99	-	$-
Expired	(6)	$163.97	-	$-
Outstanding at March 31, 2017	1,927	$116.79	7.7	$51,693
Expected to vest	1,927	$116.79	7.7	$51,693
Exercisable	901	$94.24	6.2	$47,078

As of March 31, 2017, there was approximately $68.2 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 2.9 years.

The fair value of the Company's option awards were estimated using the assumptions below:

Three Months Ended March 31,
	2017	2016
Volatility	60.9 - 65.4%	61.4 - 62.4%
Expected term (in years)	6.0 - 9.9	5.1 - 10.0
Risk-free rate	2.0 - 2.4%	1.1 - 1.8%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU and RSA activity during the three months ended March 31, 2017:

		Weighted
	Number of	Average Fair
	Awards	Value
	(In thousands)
Non-vested shares outstanding, December 31, 2016	381	$136.89
Granted	210	$112.83
Vested	(70)	$123.80
Forfeited	(7)	$138.23
Non-vested shares outstanding, March 31, 2017	514	$128.84

As of March 31, 2017, there was approximately $59.0 million of total unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted average period of 2.8 years.

The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest. When performance based grants are issued, the Company recognizes no expense until achievement of the performance requirement is deemed probable.

Stock-based compensation expense has been reported in our statements of operations as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Selling, general and administrative	$8,974	$5,750
Research and development	5,087	4,494
Total stock-based compensation	$14,061	$10,244

13.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(89,930)	$(126,674)
Denominator:
Weighted average shares used in calculating net loss per share - basic and diluted	24,931	24,495

Net loss per share:
Basic and diluted	$(3.61)	$(5.17)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Convertible Notes	2,316	-
Options	1,927	1,663
Restricted stock units	514	352
Total	4,757	2,015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of our Annual Report on Form 10-K and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

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

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. In May 2017, we completed enrollment of the interim analysis cohort for the REGENERATE trial. We anticipate top-line results from the interim analysis in the first half of 2019. We also have an ongoing Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We completed enrollment of the targeted number of patients for our CONTROL trial in October 2016 and expect top-line results in mid-2017. We continue to work towards expanding our overall NASH development program with additional trials and studies, including a Phase 3 trial in NASH patients with cirrhosis, which we expect to initiate in the second half of 2017.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases. In September 2016, we completed enrollment of the targeted number of patients in our Phase 2 AESOP trial in PSC to evaluate the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. We expect top-line results from the AESOP trial in mid-2017. In October 2015, we initiated a Phase 2 clinical trial, known as the CARE trial, of OCA in pediatric patients with biliary atresia. This trial will evaluate the effects of 11 weeks of OCA treatment where patients with biliary atresia will be randomized to varying doses of OCA or a control group receiving only their current treatment. We have completed a Phase 1 clinical trial of our second product candidate to enter clinical development, called INT-767, a dual FXR and TGR5 agonist, in healthy volunteers. We plan to initiate a Phase 2 trial of INT-767 in NASH patients with liver fibrosis in the second half of 2017.

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

Our net loss for the three months ended March 31, 2017 and 2016 was approximately $89.9 million and $126.7 million, respectively. As of March 31, 2017, we had an accumulated deficit of approximately $1.2 billion. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

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

We anticipate that we will need to raise additional capital to commercialize OCA on a worldwide basis and continue our research and development activities in relation to OCA and our other pipeline candidates. Until we are able to consistently generate profits from our operations and become profitable, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise additional capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Our principal executive offices are in New York, New York. We also have administrative offices in San Diego, California and London, United Kingdom.

Recent Developments

Completion of Enrollment of Phase 3 REGENERATE Trial Interim Analysis Cohort

On May 4, 2017, we announced the completion of enrollment of the interim analysis cohort for the Phase 3 REGENERATE trial. We anticipate top-line results from the interim analysis in the first half of 2019.

Appointment of David Ford as Chief Human Resources Officer

On May 4, 2017, we announced the appointment of David Ford as Chief Human Resources Officer effective May 8, 2017.

Mr. Ford, age 49, brings over 25 years of experience in a variety of human resources roles across the United States, Europe, Latin America and New Zealand. Prior to joining us, Mr. Ford spent nearly 15 years at Sanofi, where most recently he served as Vice President Human Resources for the Sanofi Genzyme global business unit starting in 2016. Prior to that role, from 2011 until 2016, Mr. Ford served as Vice President Human Resources for the Sanofi North American businesses. Mr. Ford joined the pharmaceutical industry in 2002 as the HR Director – United Kingdom and Republic of Ireland for Sanofi-Synthelabo. Mr. Ford holds a master’s degree in business administration from INSEAD, Fontainebleau (France).

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

Product Revenue, Net

We provide the right of return to our customers for unopened product for a limited time before and after its expiration date. Given our limited sales history for Ocaliva and the inherent uncertainties in estimating product returns, we have determined that the shipments of Ocaliva made to our customers thus far do not meet the criteria for revenue recognition at the time of shipment. Accordingly, we recognize revenue when the product is sold through by our customers, provided all other revenue recognition criteria are met. We invoice our customers upon shipment of Ocaliva to them and record accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. We then recognize revenue when Ocaliva is sold through as product is dispensed directly to the patients.

We recognized net sales of Ocaliva of $20.6 million and $0 for the three months ended March 31, 2017 and 2016, respectively. We also recorded $4.2 million and $3.9 million in the short-term portion of deferred revenue on our balance sheet, which represents product shipped to distributors, but not sold through as of March 31, 2017 and December 31, 2016, respectively.

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

Licensing Revenue

We recognize revenue derived from our collaborative agreements for the development and commercialization of certain of our product candidates. In March 2011, we entered into an exclusive licensing agreement with Sumitomo Dainippon for the development of OCA in Japan, China and Korea. Under the terms of the agreement, we have received up-front payments of $16.0 million, including $1.0 million upon the exercise by Sumitomo Dainippon of its option to add Korea to its licensed territories, and may be eligible to receive up to approximately $300.0 million in additional payments for development, regulatory and commercial sales milestones for OCA in the licensed territories. As of March 31, 2017, we have achieved $6.0 million of the development and regulatory milestones.

For accounting purposes, the up-front payments are recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. We recognized $0.4 million in license revenue resulting from the amortization of the up-front payments under the collaboration agreement for the three months ended March 31, 2017 and 2016. We anticipate that we will recognize revenue of approximately $1.8 million per year through 2020, for the amortization of the relevant up-front collaboration payments from Sumitomo Dainippon.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, excluding the one-time net expense of $45.0 million attributable to the settlement of a purported securities class action lawsuit in 2016, have increased and we expect to continue to incur significant expenses due to the commercialization of Ocaliva for PBC in the United States and Europe, the potential commercialization of OCA in PBC in other international markets and development activities for OCA in indications other than PBC and other product candidates. We further plan on expanding our operations both in the United States and abroad, which will increase our selling, general and administration expenses. We believe that these activities will result in costs related to the hiring of additional personnel, fees for outside consultants, lawyers and accountants, and the maintenance of facilities. We have also incurred and expect to continue to incur increased costs to comply with corporate governance, internal controls, compliance and similar requirements applicable to public companies with expanding operations and biopharmaceutical companies undertaking worldwide product launches.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred.

Our research and development expenses have increased and we expect to continue to incur significant expenses due to our preclinical studies and clinical trials and other research and development efforts. We anticipate that our research and development expenses will be substantial for the foreseeable future as we continue the development of OCA for the treatment of PBC, NASH and PSC and other indications and to further advance the development of our other product candidates, subject to the availability of additional funding.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for each of the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars:

	Three Months Ended March 31,		Dollar Change
	2017	2016
	(In thousands)
Revenue:
Product revenue, net	$20,603	$-	$20,603
Licensing revenue	445	445	-
Total revenue	21,048	445	20,603
Operating expenses:
Cost of sales	97	-	97
Selling, general and administrative	61,082	95,865	(34,783)
Research and development	43,832	31,980	11,852
Total operating expenses	105,011	127,845	(22,834)
Operating loss	(83,963)	(127,400)	43,437
Other income (expense):
Interest expense	(7,207)	-	(7,207)
Other income, net	1,240	726	514
	(5,967)	726	(6,693)
Net loss	$(89,930)	$(126,674)	$36,744

Revenues

Product revenue, net was approximately $20.6 million and $0 for the three months ended March 31, 2017 and 2016, respectively. We commenced our commercial launch in the United States for Ocaliva in PBC in June 2016 and in certain European countries in 2017. We recognized product revenue, net of $19.8 million and $0.8 million in the U.S. and ex-U.S. countries, respectively, in the three months ended March 31, 2017. For each of the three months ended March 31, 2017 and 2016, licensing revenue was approximately $0.4 million which resulted from the recognition of development and regulatory milestones and amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Cost of sales

Cost of sales was $0.1 million and $0 for the three months ended March 31, 2017 and 2016, respectively, due to the commercial launch in the United States for Ocaliva in PBC in June 2016 and in certain European countries in 2017.

Selling, general and administrative expenses

 Selling, general and administrative expenses were $61.1 million and $95.9 million for the three months ended March 31, 2017 and 2016, respectively. The $34.8 million net decrease between periods is primarily due to the one-time net expense of $45.0 million attributable to the settlement of a purported securities class action lawsuit in 2016, along with decreases in indirect expenses (rent, travel, and product-related legal costs) of $3.0 million and consultant spend of $4.8 million. These decreases were partially offset by increased expenses of approximately $12.1 million in Ocaliva commercialization activities and market research and additional personnel-related costs of approximately $6.1 million to support our commercial and international initiatives.

Research and development expenses

Research and development expenses were $43.8 million and $32.0 million for the three months ended March 31, 2017 and 2016, respectively, representing a net increase of $11.8 million. This net increase in research and development expense primarily reflects increases in OCA research and development activities of approximately $11.6 million to support our development activities and an increase of $0.9 million of compensation-related costs, partially offset by a decrease in INT-767 research and development activities of $0.7 million.

Interest expense

Interest expense was $7.2 million and $0 for the three months ended March 31, 2017 and 2016, respectively due to the issuance of our 3.25% convertible senior notes due 2023 or Convertible Notes, in July 2016.

Other income, net

Other income, net was $1.2 million and $0.7 million in the three months ended March 31, 2017 and 2016, respectively. The $0.5 million increase is primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period primarily due to the net proceeds from the issuance of our Convertible Notes in July 2016.

Income taxes

For the three months ended March 31, 2017 and 2016, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, we had an accumulated deficit of $1.2 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to be significant and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling approximately $1.4 billion (net of issuance costs of $46.1 million). As of March 31, 2017, we had cash, cash equivalents and investment securities of $608.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(77,500)	$(69,857)
Investing activities	100,014	85,281
Financing activities	556	1,486

Operating Activities. Net cash used in operating activities of approximately $77.5 million during the three months ended March 31, 2017 was primarily a result of our $89.9 million net loss and a net decrease in operating assets and liabilities of $6.9 million, partially offset by $14.1 million in share-based compensation, $3.1 million for accretion of the discount on our Convertible Notes, $1.0 million for the amortization of investment premium and $0.8 million of depreciation.

Net cash used in operating activities of $69.9 million during the three months ended March 31, 2016 was primarily a result of our $126.7 million net loss, partially offset by $10.2 million for share-based compensation, the amortization of investment premium of $1.5 million and net changes in operating assets and liabilities of $10.2 million, including the $45.0 million net expense for the settlement of the purported class action lawsuit.

Investing Activities.  For the three months ended March 31, 2017, net cash provided by investing activities primarily reflects the sale of investment securities of $125.3 million, partially offset by the purchase of investment securities of $21.2 million and $4.0 million of capital expenditures related to the build out of our new corporate office.

For the three months ended March 31, 2016, net cash provided by investing activities primarily reflects the sale of investment securities of $123.0 million, partially offset by the purchase of investment securities of $35.3 million and $2.4 million of capital expenditures related to our offices.

Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2017 consisted primarily of $0.6 million from the exercise of options to purchase common stock.

Net cash provided by financing activities in the three months ended March 31, 2016 consisted primarily of $1.5 million from the exercise of options to purchase common stock.

Future Funding Requirements

While we commenced our commercial launch of Ocaliva for use in PBC in the United States and Europe, we cannot predict the period, if any, in which material net cash inflows from sales of OCA or our other product candidates can sustain our operations. We expect to continue to incur significant expenses in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates.

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

As of March 31, 2017, we had $608.0 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses in the range of $380 million to $420 million in the fiscal year ending December 31, 2017, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued commercialization of Ocaliva in PBC in the United States and other markets, the continued clinical development for OCA in PBC and NASH and PSC and the continued development of INT-767 and our other earlier stage pipeline programs. We may make additional investments over 2017 as our business evolves. Our adjusted operating expense estimate for 2017 is higher than our adjusted operating expenses for 2016 reflecting continued investment in clinical development programs and commercialization activities.

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

We have no committed external sources of funding. Until such time, if ever, as we can consistently generate profits from our operations and become profitable, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates and there have been no material changes since our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are party to legal proceedings in the course of our business. We do not, however, expect such pending legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2016 and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the three months ended March 31, 2017 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1 and March 31, 2017, we did not issue or sell any shares on an unregistered basis.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: May 10, 2017	By:	/s/ Mark Pruzanski
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Employment Agreement by and between the Registrant and Jerome B. Durso, effective as of February 15, 2017.+

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at March 31, 2017 (unaudited) and December 31, 2016 (audited), (ii) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

+ Management contract or compensatory plan or arrangement.

