Form 10-Q
period 2017-06-30
INTERCEPT PHARMACEUTICALS INC
filed 2017-08-03
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of June 30, 2017, there were 25,099,921 shares of common stock, $0.001 par value per share, outstanding.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	the potential benefit and commercial potential of Ocaliva® (obeticholic acid, or OCA) in primary biliary cholangitis, or PBC, and our ability to maintain our regulatory approval of Ocaliva in PBC in the United States, Europe and other jurisdictions in which we have or may receive marketing authorization;
•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain regulatory approval of OCA in indications other than PBC and regulatory approval of any other product candidates we may develop such as INT-767;

•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings in the label of any products or product candidates;

•	our plans to research, develop and commercialize our products and product candidates;
•	our ability to obtain and maintain intellectual property protection for our products and product candidates;
•	our ability to successfully commercialize our products and product candidates;
•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any products, which may be affected by the reimbursement received from payors;
•	the success of competing drugs that are or become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;
•	our use of cash and short-term investments; and
•	our ability to attract and retain key scientific or management personnel.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017, and in our subsequent periodic and current reports filed with the Securities and Exchange Commission, including those filed in this Quarterly Report on Form 10-Q. Those risk factors, together with any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q presents projected adjusted operating expense, which is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in addition to, but not as a substitute for, operating expense that we prepare and announce in accordance with GAAP. We exclude certain items from adjusted operating expense, such as stock-based compensation and other non-cash items, that management does not believe affect our basic operations and that do not meet the GAAP definition of unusual or non-recurring items. For the six months ended June 30, 2016, adjusted operating expense also excludes a one-time $45 million net expense for the settlement of a purported class action lawsuit. Other than the net class action lawsuit settlement amount, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. A reconciliation of projected non-GAAP adjusted operating expense to operating expense calculated in accordance with GAAP is not available on a forward-looking basis without unreasonable effort due to an inability to make accurate projections and estimates related to certain information needed to calculate, for example, future stock-based compensation expense. Management also uses adjusted operating expense to establish budgets and operational goals and to manage our company’s business. Other companies may define this measure in different ways. We believe this presentation provides investors and management with supplemental information relating to operating performance and trends that facilitate comparisons between periods and with respect to projected information.

NOTE REGARDING TRADEMARKS

The Intercept Pharmaceuticals® name and logo and the Ocaliva® name and logo are either registered or unregistered trademarks or trade names of Intercept Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

 PART I

Item 1. FINANCIAL STATEMENTS

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$62,031	$43,675
Investment securities, available-for-sale	488,274	645,710
Accounts receivable, net	13,230	9,126
Prepaid expenses and other current assets	15,025	9,354
Total current assets	578,560	707,865
Fixed assets, net	17,659	11,295
Inventory, net	2,682	2,279
Security deposits	16,844	17,814
Total assets	$615,745	$739,253
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$73,260	$65,551
Short-term interest payable	7,475	7,267
Short-term portion of deferred revenue	6,836	5,694
Total current liabilities	87,571	78,512
Long-term liabilities:
Long-term debt	348,367	341,356
Long-term other liabilities	6,540	-
Long-term portion of deferred revenue	3,563	4,453
Total liabilities	446,041	424,321
Stockholders’ equity:
Preferred stock par value $0.001 per share; 5,000,000 shares authorized; none outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock par value $0.001 per share; 45,000,000 shares authorized; 25,099,921 and 24,819,918 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	1,456,878	1,426,168
Accumulated other comprehensive loss, net	(1,529)	(2,801)
Accumulated deficit	(1,285,670)	(1,108,460)
Total stockholders’ equity	169,704	314,932
Total liabilities and stockholders’ equity	$615,745	$739,253

See accompanying notes to the condensed consolidated financial statements.

 INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Product revenue, net	$30,441	$75	$51,044	$75
Licensing revenue	446	5,445	891	5,891
Total revenue	30,887	5,520	51,935	5,966

Operating expenses:
Cost of sales	279	-	376	-
Selling, general and administrative	66,925	48,715	128,007	144,580
Research and development	44,192	34,900	88,024	66,880
Total operating expenses	111,396	83,615	216,407	211,460
Operating loss	(80,509)	(78,095)	(164,472)	(205,494)

Other income (expense):
Interest expense	(7,279)	-	(14,486)	-
Other income, net	1,224	796	2,464	1,521
	(6,055)	796	(12,022)	1,521
Net loss	$(86,564)	$(77,299)	$(176,494)	$(203,973)

Net loss per common and potential common share:
Basic and diluted	$(3.46)	$(3.14)	$(7.07)	$(8.31)

Weighted average common and potential common shares outstanding:
Basic and diluted	25,028	24,612	24,980	24,553

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(86,564)	$(77,299)	$(176,494)	$(203,973)
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	291	305	705	2,038
Reclassification for recognized losses on marketable investment securities during the period	-	29	-	(51)
Net unrealized gains on marketable investment securities	$291	$334	$705	$1,987
Foreign currency translation adjustments	362	(368)	567	(894)
Comprehensive loss	$(85,911)	$(77,333)	$(175,222)	$(202,880)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(176,494)	$(203,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	28,347	14,497
Amortization of investment premium	1,926	2,664
Amortization of deferred financing costs	694	-
Depreciation	1,874	1,544
Accretion of debt discount	6,317	-
Changes in operating assets:
Prepaid expenses and other current assets	(5,671)	(9,501)
Accounts receivable	(4,104)	-
Inventory	(403)	-
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	7,709	(2,898)
Litigation settlement	-	55,000
Long-term other liabilities	6,540	-
Interest payable	208	-
Deferred revenue	252	1,790
Net cash used in operating activities	(132,805)	(140,877)
Cash flows from investing activities:
Purchases of investment securities	(80,698)	(35,318)
Refund of security deposits	970	-
Sales of investment securities	236,913	242,117
Litigation settlement (restricted cash)	-	(45,000)
Purchases of equipment, leasehold improvements, and furniture and fixtures	(8,238)	(4,187)
Net cash provided by investing activities	148,947	157,612
Cash flows from financing activities:
Proceeds from exercise of options, net	1,647	2,906
Net cash provided by financing activities	1,647	2,906
Effect of exchange rate changes	567	(682)
Net increase in cash and cash equivalents	18,356	18,959
Cash and cash equivalents – beginning of period	43,675	32,742
Cash and cash equivalents – end of period	$62,031	$51,701

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

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior period amounts in the Company’s unaudited condensed consolidated statements of operations to conform to the current period presentation. The Company reclassified certain medical affairs costs of $6.5 million and $11.9 million from research and development expense to selling, general and administrative expense on the unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2016.

Use of Estimates

The preparation of these unaudited consolidated condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, revenues and related disclosures. Significant estimates include: clinical trial accruals, revenues and share-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

3.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating which transition approach it will utilize and the impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its consolidated financial statements and related disclosures. The Company will adopt these standards with an effective date of January 1, 2018.

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

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes certain aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. The Company adopted ASU 2016-09 during the first quarter of 2017. In connection with the adoption of this ASU, the Company elected to account for forfeitures as they occur and applied this change in accounting policy on a modified retrospective basis. As a result, the Company recorded a cumulative-effect adjustment to retained earnings which resulted in an increase to accumulated deficit of $0.7 million with an offsetting increase to additional paid-in capital (zero net total equity impact) as of the date of adoption, related to additional stock compensation expense that would have been recognized on unvested outstanding options unadjusted for estimated forfeitures. As a result of this guidance, the Company also recorded $58.7 million of additional deferred tax assets, which are fully offset by a valuation allowance. Other provisions of ASU 2016-09 had no impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is evaluating the impact of adoption of the standard on the consolidated financial statements and related disclosures, but does not expect it to have a significant impact.

4.	Significant Agreements

Sumitomo Dainippon Pharma Co, Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon to research, develop and commercialize OCA as a therapeutic for the treatment of PBC and NASH in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments of up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval of OCA for NASH in Japan, $10.0 million for receiving marketing approval of OCA for NASH in China, and $5.0 million for receiving marketing approval of OCA for PBC in the United States, which was achieved upon the FDA approval of Ocaliva for the treatment of PBC in May 2016. As of June 30, 2017, the Company had achieved $6.0 million of the development milestones under its collaboration agreement with Sumitomo Dainippon. The sales milestones are based on aggregate sales amounts of OCA in the Sumitomo Dainippon territory and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. The Company has determined that each potential future development, regulatory and sales milestone is substantive. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon has the option to add several other Asian countries to its territory to pursue OCA for additional indications. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories. Sumitomo Dainippon is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the Sumitomo Dainippon territory.

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and payments made in respect of the Korea option are being recognized ratably over this period. During the three months ended June 30, 2017 and 2016, the Company recorded licensing revenue of approximately $0.4 million and $5.4 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded licensing revenue of approximately $0.9 million and $5.9 million, respectively.

5.	Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$62,031	$-	$-	$62,031
Investment securities:
Commercial paper	40,949	-	(11)	40,938
Corporate debt securities	423,948	13	(834)	423,127
U.S. government and agency securities	24,248	-	(39)	24,209
Total investments	489,145	13	(884)	488,274
Total cash, cash equivalents and investments	$551,176	$13	$(884)	$550,305

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$43,675	$-	$-	$43,675
Investment securities:
Commercial paper	66,185	-	(71)	66,114
Corporate debt securities	554,847	14	(1,443)	553,418
U.S. government and agency securities	26,254	-	(76)	26,178
Total investments	647,286	14	(1,590)	645,710
Total cash, cash equivalents and investments	$690,961	$14	$(1,590)	$689,385

As of June 30, 2017, the Company held a total of one position that was in a continuous unrealized loss position for more than twelve months. The Company has determined that the unrealized losses are deemed to be temporary impairments as of June 30, 2017. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate debt securities to be other-than-temporarily impaired at June 30, 2017.

6.	Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	June 30, 2017	December 31, 2016
		(In thousands)
Office equipment and software	3	$4,927	$4,942
Leasehold improvements	Over life of lease	13,777	6,668
Furniture and fixtures	7	4,985	4,202
Subtotal		23,689	15,812
Less: accumulated depreciation		(6,030)	(4,517)
Fixed assets, net		$17,659	$11,295

7.	Inventory, Net

Inventories are stated at the lower of cost or market. Inventories consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Work-in-process	$2,586	$2,207
Finished goods	96	72
Inventory, net	$2,682	$2,279

8.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Accounts payable	$13,206	$6,722
Accrued contracted services	38,708	35,429
Accrued employee compensation	15,153	19,287
Other liabilities	6,193	4,113
Accounts payable, accrued expenses and other liabilities	$73,260	$65,551

9.	Fair Value Measurements

The carrying amounts of the Company’s receivables and payables approximate their fair value due to their short maturities.

Accounting principles provide guidance for using fair value to measure assets and liabilities. The guidance includes a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

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

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2017
Assets:
Money market funds (included in cash and cash equivalents)	$15,275	$15,275	$-	$-
Available for sale securities:
Commercial paper	40,938	-	40,938	-
Corporate debt securities	423,127	-	423,127	-
U.S. government and agency securities	24,209	-	24,209	-
Total financial assets:	$503,549	$15,275	$488,274	$-

December 31, 2016
Assets:
Money market funds (included in cash and cash equivalents)	$11,755	$11,755	$-	$-
Available for sale securities:
Commercial paper	66,114	-	66,114	-
Corporate debt securities	553,418	-	553,418	-
U.S. government and agency securities	26,178	-	26,178	-
Total financial assets	$657,465	$11,755	$645,710	$-

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	June 30, 2017	December 31, 2016
	(In thousands)
Due in one year or less	$415,254	$456,184
Due after 1 year through 5 years	73,020	189,526
Total investments in debt securities	$488,274	$645,710

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

10.	Long-Term Debt

Debt, net of discounts and deferred financing costs, consists of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Long-term debt	$348,367	$341,356
Less current portion	-	-
Long-term debt outstanding	$348,367	$341,356

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

In accordance with ASC Subtopic 470-20, the Company used an effective interest rate of 8.4% to determine the liability component of the Convertible Notes. This resulted in the recognition of $334.4 million as the liability component of the Convertible Notes and the recognition of the residual $113.2 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes.

Interest expense was $7.3 million and $0 for the three months ended June 30, 2017 and 2016, respectively, and $14.5 million and $0 for the six months ended June 30, 2017 and 2016, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $7.5 million and $7.3 million as of June 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $12.4 million, which are being amortized using the effective interest method. As of June 30, 2017, $11.0 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-Term Debt, in accordance with ASU 2015-03. As of June 30, 2017, the Company had outstanding borrowings of $460.0 million related to the Convertible Notes.

11.	Product Revenue, Net

The Company recognized net sales of Ocaliva of $30.4 million and $75,000 for the three months ended June 30, 2017 and 2016, respectively, and $51.0 million and $75,000 for the six months ended June 30, 2017 and 2016, respectively. The Company also recorded $5.1 million and $3.9 million in short-term portion of deferred revenue on its balance sheet, which represents product shipped to distributors, but not sold through as of June 30, 2017 and December 31, 2016, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Product revenue, net:
U.S.	$27,876	$75	$47,653	$75
ex-U.S.	2,565	-	3,391	-
Total product revenue, net	$30,441	$75	$51,044	$75

12.	Stock Compensation

The 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of the initial public offering in October 2012. At the same time, the 2003 Stock Incentive Plan (“2003 Plan”) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

On January 1, 2017, the number of shares reserved for issuance under the 2012 Plan was increased by 993,558 shares, as a result of the automatic increase in shares reserved pursuant to the terms thereof.

The estimated fair value of the options that have been granted under the 2003 and 2012 Plans is determined utilizing the Black-Scholes option-pricing model at the date of grant. The fair value of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) that have been granted under the 2012 Plan is determined utilizing the closing stock price on the date of grant.

The following table summarizes stock option activity during the six months ended June 30, 2017:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Shares	Average	Contractual	Intrinsic Value
	(In thousands)	Exercise Price	Term (years)	(In thousands)
Outstanding at December 31, 2016	1,553	$117.80	7.4	$48,308
Granted	474	$113.51	-	$-
Exercised	(81)	$22.72	-	$-
Cancelled/forfeited	(62)	$143.74	-	$-
Expired	(14)	$195.80	-	$-
Outstanding at June 30, 2017	1,870	$119.40	7.6	$53,422
Expected to vest	1,870	$119.40	7.6	$53,422
Exercisable	893	$103.38	6.1	$45,280

As of June 30, 2017, there was approximately $63.3 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 2.7 years.

The fair value of the Company's option awards were estimated using the assumptions below:

Six Months Ended June 30,
	2017	2016
Volatility	60.9 - 65.4%	60.7 - 62.4%
Expected term (in years)	6.0 - 9.9	3.2 - 10.0
Risk-free rate	1.8 - 2.4%	0.9 - 1.8%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU and RSA activity during the six months ended June 30, 2017:

		Weighted
	Number of	Average Fair
	Awards	Value
	(In thousands)
Non-vested shares outstanding, December 31, 2016	381	$136.89
Granted	248	$113.57
Vested	(105)	$132.16
Forfeited	(27)	$133.75
Non-vested shares outstanding, June 30, 2017	497	$126.45

As of June 30, 2017, there was approximately $54.2 million of total unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted average period of 2.7 years.

The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest. When performance based grants are issued, the Company recognizes no expense until achievement of the performance requirement is deemed probable.

Stock-based compensation expense has been reported in our statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Selling, general and administrative	$9,915	$1,234	$18,889	$6,984
Research and development	4,371	3,019	9,458	7,513
Total stock-based compensation	$14,286	$4,253	$28,347	$14,497

13.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(86,564)	$(77,299)	$(176,494)	$(203,973)
Denominator:
Weighted average shares used in calculating net loss per share - basic and diluted	25,028	24,612	24,980	24,553

Net loss per share:
Basic and diluted	$(3.46)	$(3.14)	$(7.07)	$(8.31)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Convertible Notes	2,316	-	2,316	-
Options	1,870	1,640	1,870	1,640
Restricted stock units	497	383	497	383
Total	4,683	2,023	4,683	2,023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in the “Risk Factors” section of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

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

OCA was approved in the United States in May 2016 for use in patients with primary biliary cholangitis, or PBC, under the brand name Ocaliva®. We commenced sales and marketing of Ocaliva in the United States shortly after receiving such marketing approval, and Ocaliva is now available to patients primarily through a network of specialty pharmacy distributors. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. In May 2017, Health Canada granted a conditional approval for Ocaliva in PBC and we commenced our commercial launch. We also plan to file for marketing authorization for OCA in PBC in other target markets.

OCA is also being developed to treat a variety of other non-viral progressive liver diseases such as nonalcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and biliary atresia. Overall, more than 2,400 healthy volunteers and patients with a broad array of non-viral liver diseases have been treated in clinical trials with OCA. We are currently evaluating our future development strategy for OCA in other indications, for our product candidate INT-767 and for our pre-clinical candidates.

OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and PSC and breakthrough therapy designation from the U.S. Food and Drug Administration, or FDA, for the treatment of NASH patients with liver fibrosis.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. In May 2017, we completed enrollment of the interim analysis cohort for the REGENERATE trial. We anticipate top-line results from the interim analysis in the first half of 2019. We have also completed a Phase 2 clinical trial, known as the CONTROL trial, the goal of which was to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We announced that this trial met its primary endpoint in July 2017. We continue to work towards expanding our overall NASH development program with additional trials and studies, including a Phase 3 trial in NASH patients with cirrhosis, which we expect to initiate in the second half of 2017.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases. In July 2017, we announced top-line results of our Phase 2 AESOP trial in PSC which evaluated the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. This trial achieved its primary endpoint, which we believe establishes a proof-of-concept of OCA in a second cholestatic liver disease. We plan to discuss these results with regulatory authorities to formulate our future development plans for OCA in PSC. In October 2015, we initiated a Phase 2 clinical trial, known as the CARE trial, of OCA in pediatric patients with biliary atresia. This trial will evaluate the effects of 11 weeks of OCA treatment where patients with biliary atresia are randomized to varying doses of OCA or a control group receiving only their current treatment. We have completed a Phase 1 clinical trial of our second product candidate to enter clinical development, called INT-767, a dual FXR and TGR5 agonist, in healthy volunteers. We plan to initiate a Phase 2 trial of INT-767 in NASH patients with liver fibrosis in the second half of 2017.

Our current patents for OCA are scheduled to expire at various times through 2033. Our current plan is to commercialize OCA ourselves in the United States, Europe and certain other target markets for the treatment of PBC, NASH and other indications primarily by targeting physicians who specialize in the treatment of liver and intestinal diseases, including both hepatologists and gastroenterologists. We own worldwide rights to OCA except for Japan, China and Korea, where we have exclusively licensed OCA to Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon, along with an option to exclusively license OCA in certain other Asian countries. We own or have rights to various trademarks, copyrights and trade names used in our business, including Ocaliva.

Our net loss for the six months ended June 30, 2017 and 2016 was approximately $176.5 million and $204.0 million, respectively. As of June 30, 2017, we had an accumulated deficit of approximately $1.3 billion. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for at least the next several years as we:

•	continue to commercialize Ocaliva for PBC in the United States, Europe and other jurisdictions where it has received marketing approval;
•	seek regulatory approval for and prepare to commercially launch Ocaliva for PBC in other target markets;
•	develop and seek regulatory approval for OCA in NASH and other indications; and
•	add infrastructure and personnel in the United States and internationally to support our product development and commercialization efforts and operations as a public company.

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

Our principal executive offices are in New York, New York. We also have administrative offices in San Diego, California and London, United Kingdom.

Recent Developments

Results of the Phase 2 CONTROL trial

On July 31, 2017, we announced results from the Phase 2 CONTROL trial evaluating prospectively the lipid metabolic effects of OCA and concomitant statin administration in NASH patients with fibrosis or cirrhosis. The CONTROL trial met its primary objective by showing that newly initiated treatment with atorvastatin rapidly reversed OCA-associated increases in LDL to below baseline levels. Most of the effect was observed four weeks after initiation of the lowest available dose of atorvastatin and was sustained throughout the study period.

CONTROL is a 16-week double-blind, placebo-controlled, dose-ranging study of 84 NASH patients with fibrosis and compensated cirrhosis, followed by a two-year long-term safety extension, or LTSE, open label phase which is currently ongoing. Lipid changes were assessed every four weeks over the course of the double-blind phase. Details of the study design are as follows:

•	Statin-naïve or washout patients were randomized to receive one of three doses of OCA (5 mg, 10 mg or 25 mg) or placebo.
•	At week four, the lowest approved dose of atorvastatin (10 mg) was added in all patients.
•	At week eight, patients were titrated to the next highest prescribed dose of atorvastatin (20 mg).
•	At week 12, further titration of atorvastatin (up to 40 mg) was permitted at investigators’ discretion.

The study was designed to measure treatment differences within each group relative to baseline. The intent-to-treat, or ITT, analysis is shown below and includes all patients who received at least one dose of study medication.

At week four, mean LDL levels increased in each of the OCA treatment groups, while remaining relatively unchanged in the placebo group. The addition of 10 mg of atorvastatin rapidly reversed mean LDL to below baseline levels in all OCA treatment groups at the first assessed time point (week eight), and this effect was sustained through week 16. The observed mean LDL reductions in the OCA groups were approximately 40 – 45 mg/dL while placebo was 48 mg/dL.

(mg/dL)	Placebo (N=21)	OCA 5 mg (N=20)	OCA 10 mg (N=21)	OCA 25 mg (N=22)
Mean LDL at Baseline	118	135	122	126
Mean LDL at Week 4	113	153	141	158
Mean LDL at Week 8 (+atorvastatin 10 mg)	75	96	91	93
Mean LDL at Week 16 (+ atorvastatin 10 – 40 mg)	70	95	82	85
Mean LDL Change from Baseline at Week 16	-48	-40	-40	-45

The primary efficacy analysis was based on the efficacy evaluable population, defined as those patients who completed the double-blind phase and received all doses of OCA and atorvastatin (n=67). The overall results for the ITT population were similar to those in the efficacy evaluable population.

Lipid sub-fraction analysis showed that OCA-related increases in LDL were primarily driven by an increase in large buoyant LDL particles rather than small dense LDL particles. Changes in other lipid parameters were similar to those previously reported with OCA therapy in patients with NASH.

Mild to moderate pruritus was the most common adverse event in patients treated with OCA, occurring in 5%, 5%, 10% and 55% in placebo, 5 mg, 10 mg and 25 mg OCA groups, respectively. Two patients discontinued treatment in the 25 mg OCA treatment arm due to pruritus. Co-administration of atorvastatin and OCA was generally well tolerated and did not result in any unexpected safety observations.

The proportion of patients completing the double-blind period was similar across treatment groups (100%, 95%, 90% and 91% for placebo, OCA 5 mg, OCA 10 mg and OCA 25 mg, respectively). Of these patients, 77 of 79 (97%) chose to participate in the LTSE phase.

During the ongoing LTSE phase, there has been one patient death due to acute renal and liver failure. While we determined it could not be ruled out that this was possibly related to treatment, the principal investigator and the independent Data Safety Monitoring Committee determined the death was unlikely related to OCA.

Results of the Phase 2 AESOP trial

On July 31, 2017, we announced that the Phase 2 AESOP trial evaluating OCA for the treatment of patients with PSC met its primary endpoint. Patients who initiated OCA 5 mg with the option to titrate to 10 mg achieved a statistically significant reduction in alkaline phosphatase, or ALP, as compared to placebo (p<0.05).

AESOP is a 24-week, double-blind, placebo-controlled, dose-ranging trial evaluating the efficacy and safety of OCA compared to placebo in 77 patients with PSC, followed by a two-year LTSE open-label phase which is currently ongoing. Patients were randomized to one of three treatment groups: placebo, OCA 1.5 – 3 mg, and OCA 5 – 10 mg (with dose titration occurring at the 12-week midpoint). Approximately half the patients were receiving ursodiol treatment at baseline and continued on a stable dose during the trial. The primary endpoint of the study was the change in ALP relative to placebo at week 24 for the OCA 5 – 10 mg group. Results for the ITT population are shown below.

(U/L)	Placebo (N = 25)	OCA 1.5-3 mg (N = 25)	OCA 5-10 mg (N = 26)
Mean Baseline ALP	563	423	429
Least Squares (LS) Mean Change from Baseline in ALP at Week 12	-53	-57	-135*
LS Mean Change from Baseline in ALP at Week 24	-27	-105	-110*†
LS Mean Percent Change from Baseline at Week 24	+1%	-22%*	-22%*

* p<0.05

† Primary endpoint was ALP change for OCA 5-10 mg compared to placebo at week 24.

Pruritus is a common symptom of PSC and was the most common adverse event observed in the AESOP trial, occurring in 46%, 60% and 67% of patients in the placebo, OCA 1.5 – 3 mg and OCA 5 – 10 mg groups, respectively. Pruritus severity increased with OCA treatment in a dose-dependent manner. One (4%) patient in the OCA 1.5 – 3 mg group and three (12%) in the 5 – 10 mg group discontinued treatment due to pruritus compared to none with placebo.

Other treatment emergent adverse events were similar across all three arms and the proportion of patients completing the double-blind period was similar across treatment groups (84%, 76% and 81% for placebo, OCA 1.5-3 mg and OCA 5-10 mg, respectively). Of these patients, 59 of 61 (97%) chose to participate in the LTSE phase.

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

We recognized net sales of Ocaliva of $30.4 million and $75,000 for the three months ended June 30, 2017 and 2016, respectively, and $51.0 million and $75,000 for the six months ended June 30, 2017 and 2016, respectively. We also recorded $5.1 million and $3.9 million in the short-term portion of deferred revenue on our balance sheet, which represents product shipped to distributors, but not sold through as of June 30, 2017 and December 31, 2016, respectively.

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

Licensing Revenue

We recognize revenue derived from our collaborative agreements for the development and commercialization of certain of our product candidates. In March 2011, we entered into an exclusive licensing agreement with Sumitomo Dainippon for the development of OCA in Japan, China and Korea. Under the terms of the agreement, we have received up-front payments of $16.0 million, including $1.0 million upon the exercise by Sumitomo Dainippon of its option to add Korea to its licensed territories, and may be eligible to receive up to approximately $300.0 million in additional payments for development, regulatory and commercial sales milestones for OCA in the licensed territories. As of June 30, 2017, we have achieved $6.0 million of the development and regulatory milestones.

For accounting purposes, the up-front payments are recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. We recognized $0.9 million and $5.9 million, respectively, in license revenue resulting from milestone payments and the amortization of the up-front payments under the collaboration agreement for the six months ended June 30, 2017 and 2016. We anticipate that we will recognize revenue of approximately $1.8 million per year through 2020, for the amortization of the relevant up-front collaboration payments from Sumitomo Dainippon.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, excluding the one-time net expense of $45.0 million attributable to the settlement of a purported securities class action lawsuit in 2016, have increased and we expect to continue to incur significant expenses due to the commercialization of Ocaliva for PBC in the United States, Europe and certain other countries, the potential commercialization of OCA in PBC in other international markets and development activities for OCA in indications other than PBC and other product candidates. We further plan on expanding our operations both in the United States and abroad, which will increase our selling, general and administration expenses. We believe that these activities will result in costs related to the hiring of additional personnel, fees for outside consultants, lawyers and accountants, and the maintenance of facilities. We have also incurred and expect to continue to incur increased costs to comply with corporate governance, internal controls, compliance and similar requirements applicable to public companies with expanding operations and biopharmaceutical companies undertaking worldwide product launches.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for each of the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars:

	Three Months Ended June 30,		Dollar Change
	2017	2016
	(In thousands)
Revenue:
Product revenue, net	$30,441	$75	$30,366
Licensing revenue	446	5,445	(4,999)
Total revenue	30,887	5,520	25,367
Operating expenses:
Cost of sales	279	-	279
Selling, general and administrative	66,925	48,715	18,210
Research and development	44,192	34,900	9,292
Total operating expenses	111,396	83,615	27,781
Operating loss	(80,509)	(78,095)	(2,414)
Other income (expense):
Interest expense	(7,279)	-	(7,279)
Other income, net	1,224	796	428
	(6,055)	796	(6,851)
Net loss	$(86,564)	$(77,299)	$(9,265)

Revenues

Product revenue, net was approximately $30.4 million and $75,000 for the three months ended June 30, 2017 and 2016, respectively. We commenced our commercial launch in the United States for Ocaliva in PBC in June 2016 and in certain European countries in 2017. We recognized product revenue, net of $27.8 million and $2.6 million in the United States and in ex-U.S. countries, respectively, during the three months ended June 30, 2017. For the three months ended June 30, 2017 and 2016, licensing revenue was approximately $0.4 million and $5.4 million, respectively, which resulted from the recognition of development and regulatory milestones and amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Cost of sales

Cost of sales was $0.3 million and $0 for the three months ended June 30, 2017 and 2016, respectively, due to the commercial launch in the United States for Ocaliva in PBC in June 2016 and in certain European countries in 2017.

Selling, general and administrative expenses

 Selling, general and administrative expenses were $66.9 million and $48.7 million for the three months ended June 30, 2017 and 2016, respectively. The $18.2 million net increase between periods is primarily due to an increase in personnel-related costs of $11.8 million to support our commercial and international initiatives, along with increased expenses of approximately $5.5 million in Ocaliva commercialization activities and market research and increases in indirect expenses (rent, travel and legal costs) of $0.9 million.

Research and development expenses

Research and development expenses were $44.2 million and $34.9 million for the three months ended June 30, 2017 and 2016, respectively, representing a net increase of $9.3 million. This net increase in research and development expense primarily reflects increases in OCA research and development activities of approximately $7.5 million and increases in INT-767 research and development activities of $1.7 million.

Interest expense

Interest expense was $7.3 million and $0 for the three months ended June 30, 2017 and 2016, respectively due to the issuance of our 3.25% convertible senior notes due 2023, or Convertible Notes, in July 2016.

Other income, net

Other income, net was $1.2 million and $0.8 million in the three months ended June 30, 2017 and 2016, respectively. The $0.4 million increase is primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period primarily due to the net proceeds from the issuance of our Convertible Notes in July 2016.

Income taxes

For the three months ended June 30, 2017 and 2016, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for each of the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars:

	Six Months Ended June 30,		Dollar Change
	2017	2016
	(In thousands)
Revenue:
Product revenue, net	$51,044	$75	$50,969
Licensing revenue	891	5,891	(5,000)
Total revenue	51,935	5,966	45,969
Operating expenses:
Cost of sales	376	-	376
Selling, general and administrative	128,007	144,580	(16,573)
Research and development	88,024	66,880	21,144
Total operating expenses	216,407	211,460	4,947
Operating loss	(164,472)	(205,494)	41,022
Other income (expense):
Interest expense	(14,486)	-	(14,486)
Other income, net	2,464	1,521	943
	(12,022)	1,521	(13,543)
Net loss	$(176,494)	$(203,973)	$27,479

Revenues

Product revenue, net was approximately $51.0 million and $75,000 for the six months ended June 30, 2017 and 2016, respectively. We commenced our commercial launch in the United States for Ocaliva in PBC in June 2016 and in certain European countries in 2017. We recognized product revenue, net of $47.7 million and $3.4 million in the United States and in ex-U.S. countries, respectively, during the six months ended June 30, 2017. For each of the six months ended June 30, 2017 and 2016, licensing revenue was approximately $0.9 million and $5.9 million, respectively, which resulted from the recognition of development and regulatory milestones and amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Cost of sales

Cost of sales was $0.4 million and $0 for the six months ended June 30, 2017 and 2016, respectively, due to the commercial launch in the United States for Ocaliva in PBC in June 2016 and in certain European countries in 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses were $128.0 million and $144.6 million for the six months ended June 30, 2017 and 2016, respectively. The $16.6 million net decrease between periods is primarily due to the one-time net expense of $45.0 million attributable to the settlement of a purported securities class action lawsuit in 2016 plus related legal expenses of $3.9 million in 2016, along with a decrease in consultant spend of $5.7 million. These decreases were partially offset by increased expenses of approximately $17.9 million in additional personnel-related costs to support our commercial and international initiatives, $17.8 million in Ocaliva commercialization activities and market research and indirect expenses (rent, travel and product-related legal costs) of $2.3 million.

Research and development expenses

Research and development expenses were $88.0 million and $66.9 million for the six months ended June 30, 2017 and 2016, respectively, representing a net increase of $21.1 million. This net increase in research and development expense primarily reflects increases in OCA research and development activities of approximately $20.1 million to support our development activities and an increase of $1.7 million of compensation-related costs, partially offset by a decrease in indirect costs of $0.7 million.

Interest expense

Interest expense was $14.5 million and $0 for the six months ended June 30, 2017 and 2016, respectively due to the issuance of the Convertible Notes, in July 2016.

Other income, net

Other income, net was $2.5 million and $1.5 million in the six months ended June 30, 2017 and 2016, respectively. The $1.0 million increase is primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period primarily due to the net proceeds from the issuance of our Convertible Notes in July 2016.

Income taxes

For the six months ended June 30, 2017 and 2016, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, we had an accumulated deficit of $1.3 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to be significant and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling approximately $1.4 billion (net of issuance costs of $46.1 million). As of June 30, 2017, we had cash, cash equivalents and investment securities of $550.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(132,805)	$(140,877)
Investing activities	148,947	157,612
Financing activities	1,647	2,906

Operating Activities. Net cash used in operating activities of approximately $132.8 million during the six months ended June 30, 2017 was primarily a result of our $176.5 million net loss, partially offset by a net increase in operating assets and liabilities of $4.5 million, $28.3 million in stock-based compensation, $6.3 million for accretion of the discount on our Convertible Notes, $1.9 million for the amortization of investment premium and $1.9 million of depreciation.

Net cash used in operating activities of $140.9 million during the six months ended June 30, 2016 was primarily a result of our $204.0 million net loss, offset by the add-back of non-cash expenses of $14.5 million for stock-based compensation, the amortization of investment premium of $2.7 million and a net increase in operating assets and liabilities of $44.4 million, including the $45.0 million net expense for settlement of the purported class action lawsuit.

Investing Activities.  For the six months ended June 30, 2017, net cash provided by investing activities primarily reflects the sale of investment securities of $236.9 million, partially offset by the purchase of investment securities of $80.7 million and $8.2 million of capital expenditures related to the build out of our new corporate office.

For the six months ended June 30, 2016, net cash provided by investing activities primarily reflects the sale of investment securities of $242.0 million, partially offset by the $45.0 million for the settlement of the purported class action lawsuit, the purchase of investment securities of $35.3 million and $4.2 million of capital expenditures related to our offices.

Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2017 consisted primarily of $1.6 million from the exercise of options to purchase common stock.

Net cash provided by financing activities in the six months ended June 30, 2016 consisted primarily of $2.9 million from the exercise of options to purchase common stock.

Future Funding Requirements

While we commenced our commercial launch of Ocaliva for use in PBC in the United States, Europe and other jurisdictions where it has received marketing approval, we cannot predict the period, if any, in which material net cash inflows from sales of OCA or our other product candidates can sustain our operations. We expect to continue to incur significant expenses in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates.

We have incurred and expect to incur additional costs associated with our plans to further expand our operations in the United States, Europe and in certain other countries. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As part of our longer-term strategy, we also anticipate incurring expenses in connection with increases in our product development, scientific, commercial and administrative personnel and expansion of our infrastructure in the United States and abroad. We may also engage in activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses. We anticipate that we will need substantial additional funding in connection with our continuing operations.

As of June 30, 2017, we had $550.3 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses in the range of $380 million to $420 million in the fiscal year ending December 31, 2017, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued commercialization of Ocaliva in PBC in the United States and other markets, the continued clinical development for OCA in PBC, NASH and PSC and the continued development of INT-767 and our other earlier stage pipeline programs. We may make additional investments over 2017 as our business evolves. Our adjusted operating expense estimate for 2017 is higher than our adjusted operating expenses for 2016, reflecting continued investment in clinical development programs and commercialization activities.

Adjusted operating expense is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. For the six months ended June 30, 2016, adjusted operating expense also excludes a one-time $45 million net expense for the settlement of a purported class action lawsuit. Other than the net class action lawsuit settlement amount, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. See “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies and our rapid growth and expansion, we currently cannot accurately and precisely predict the duration beyond mid-2018 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue the initial commercialization of Ocaliva for PBC in the United States, the European Union and other jurisdictions where it has received marketing approval;
•	prepare for and initiate the commercial launch of Ocaliva in PBC in certain other target markets across the world, but not commercially launch Ocaliva in PBC in non-target countries across the world;

•	continue and expand our clinical development programs for OCA in PBC and NASH, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC;
•	conduct further assessments of OCA for use in PSC and potentially initiate, but not complete, additional clinical trials for OCA in PSC; and

•	advance the continued development of INT-767, for which we completed a Phase 1 clinical trial in 2016, and our preclinical compounds, but not completing the clinical or preclinical development needed to obtain regulatory approval for and commercialize INT-767 or our preclinical compounds.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our commercialization plans and our research and development activities and building our global infrastructure to support these activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in jurisdictions where it has received marketing approval;
•	our ability to receive marketing approval of Ocaliva for PBC in countries where it has not received marketing approval based on our regulatory submissions package and our work completed to date, including the willingness of the relevant regulatory authorities to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC;
•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC in the jurisdictions where it receives marketing approval;
•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH, PSC and other indications, such as the COBALT trial, the REGENERATE trial, the upcoming Phase 3 trial in NASH patients with cirrhosis or other trials we may conduct;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the expansion of our research and development activities and the product candidates that we pursue, including INT-767 and our product candidates in preclinical development such as INT-777;
•	the expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our products and product candidates;
•	market acceptance of our products and product candidates, which may be affected by reimbursement from payors;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	the effect of competing technological and market developments; and
•	other cash needs that may arise as we continue to operate our business.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are party to legal proceedings in the course of our business. We do not, however, expect such pending legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below and in our other filings are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with ursodiol in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol.

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

The commercial success of Ocaliva depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. While we continue to conduct various activities, such as profiling of our customers, to better understand how physicians care for PBC patients, PBC is an orphan disease in which Ocaliva represented the first new therapy in approximately 20 years. As such, there is significant uncertainty in the degree of market acceptance Ocaliva will have in PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimate but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva. Furthermore, any negative development in any other development program of OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including the completion of our Phase 4 COBALT trial, may adversely impact the commercial results and potential of Ocaliva.

As a result, we cannot foresee if Ocaliva will ever be accepted as a therapy in PBC that eventually results in revenues that can sustain operations. It may take the passage of a significant amount of time to generate sufficient revenues to sustain operations even if Ocaliva becomes accepted as a therapy in PBC. Furthermore, because Ocaliva is still undergoing regulatory review in a number of jurisdictions outside of the United States and the European Union, we may not be able to commercialize Ocaliva in PBC in such other jurisdictions, which may also limit our prospects. If the commercialization of Ocaliva for PBC is unsuccessful or perceived to be disappointing, the long-term prospects of Ocaliva and our company may be significantly harmed.

We have never been profitable. We expect to incur losses for the foreseeable future, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses of $412.8 million, $226.4 million and $283.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $176.5 million and $204.0 million for the six months ended June 30, 2017 and 2016, respectively. To date, we have financed our operations primarily through public and private securities offerings and payments received under our licensing and collaboration agreements. At June 30, 2017, we had $550.3 million in cash, cash equivalents and investment securities.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations, protecting our intellectual property and engaging in activities to prepare for and commercially launch Ocaliva in PBC.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue to commercialize Ocaliva for PBC in jurisdictions where marketing approval has been received, seek regulatory approval for and prepare to commercially launch Ocaliva for PBC in jurisdictions without marketing approval, develop and seek regulatory approvals for OCA in nonalcoholic steatohepatitis, or NASH, and other indications, and add infrastructure and personnel in the United States and internationally to support our product development and commercialization efforts and operations as a public company. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC such as NASH and primary sclerosing cholangitis, or PSC. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA.

As part of our product development activities, we anticipate that we will continue our Phase 4 COBALT trial of OCA in PBC, continue our Phase 3 clinical program of OCA in NASH, including the Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis, and continue the development of OCA in PSC. We also expect to continue the development of OCA in additional diseases, such as biliary atresia, a rare pediatric disease characterized by deficient bile duct development for which we initiated a Phase 2 trial in OCA called CARE. Our overall development program for OCA in NASH is expected to include a number of trials, such as the Phase 2 clinical trial, referred to as the CONTROL trial, to assess the lipid metabolic effects of OCA and the effects of concomitant statin administration in NASH patients for which topline results were reported in July 2017. Furthermore, we completed a Phase 1 clinical trial for INT-767, an earlier stage product candidate, and we expect to incur further expenses as we continue to develop INT-767. Our expenses could increase if we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

If OCA or any of our other product candidates fails in clinical trials or does not gain regulatory approval, or if they do not achieve market acceptance, we may never become profitable. Our net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

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

In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We have incurred and anticipate incurring significant expenses as we continue to commercialize Ocaliva in PBC. As part of our longer-term strategy, we also anticipate incurring expenses in connection with increases in our product development, scientific, commercial and administrative personnel and expansion of our facilities and infrastructure in the United States and abroad. We expect to incur additional costs associated with operating as a public company and further plan on expanding our operations in the United States, Europe and in certain other countries. We may also engage in activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses.

As of June 30, 2017, we had $550.3 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses in the range of $380 million to $420 million in the fiscal year ending December 31, 2017, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued commercialization of Ocaliva in PBC in the United States and other markets, continued clinical development for OCA in PBC and NASH and the continued development of INT-767 and our other earlier stage pipeline programs. We may make additional investments over 2017 as our business evolves. Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our clinical development and commercialization activities, despite having started to generate revenues from product sales. Because successful development and commercialization of our products and product candidates is uncertain, we are unable to estimate the actual funds required to complete the research and development and commercialization of our products and product candidates.

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

Due to the many variables inherent to the development and commercialization of novel therapies, such as the risks described in this “Risk Factors” section of this quarterly report on Form 10-Q, and our rapid growth and expansion, we currently cannot accurately or precisely predict the duration beyond mid-2018 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue the initial commercialization of Ocaliva for PBC in the United States, the European Union and other jurisdictions where it has received marketing approval;

•	prepare for and initiate the commercial launch of Ocaliva in PBC in certain other target markets across the world, but not commercially launch Ocaliva in PBC in other non-target countries across the world;

•	continue and expand our clinical development programs for OCA in PBC and NASH, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC;

•	conduct further assessments of OCA for use in PSC and potentially initiate, but not complete, additional clinical trials for OCA in PSC; and

•	advance the continued development of INT-767, for which we completed a Phase 1 clinical trial in 2016, and our preclinical compounds, but not completing the clinical or preclinical development needed to obtain regulatory approval for and commercialize INT-767 or our preclinical compounds.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our commercialization plans and our research and development activities and building our global infrastructure to support these activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in jurisdictions where it has received marketing approval;

•	our ability to receive marketing approval of Ocaliva for PBC in countries where it has not received marketing approval based on our regulatory submissions package and our work completed to date, including the willingness of the relevant regulatory authorities to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC;

•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC in the jurisdictions where it receives marketing approval;

•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH, PSC and other indications, such as the COBALT trial, the REGENERATE trial, the upcoming Phase 3 trial in NASH patients with cirrhosis or other trials we may conduct;

•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;

•	the expansion of our research and development activities and the product candidates that we pursue, including INT-767 and our product candidates in preclinical development such as INT-777;

•	the expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;

•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our products and product candidates;

•	market acceptance of our products and product candidates, which may be affected by reimbursement from payors;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the effect of competing technological and market developments; and

•	other cash needs that may arise as we continue to operate our business.

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

While we commercially launched Ocaliva for PBC in the United States, Europe and certain other jurisdictions, we will need to conduct further activities to develop and cultivate a sustainable market for our drug in this orphan disease. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop a market. For example, we will need to conduct significant sales and marketing activities in jurisdictions where Ocaliva receives marketing approval. In the event we are unable to effectively develop and maintain a market for Ocaliva in PBC, our ability to effectively commercialize Ocaliva would be limited, and we would not be able to generate product revenues successfully.

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

We cannot be certain if Ocaliva will receive full approval for PBC in jurisdictions where it has received accelerated or conditional approval, or that Ocaliva will be approved for PBC in other jurisdictions. Furthermore, OCA may fail to become approved for any other indication and we may not be able to successfully receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.

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

As part of the post-marketing requirements, our COBALT trial includes a cross-section of PBC patients with early, moderately advanced and advanced disease according to the so-called Rotterdam criteria. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. Finally, we have also agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

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

In May 2017, we received a marketing authorization with conditions for Ocaliva in PBC in Canada. We also plan to apply for marketing approval of Ocaliva for PBC in certain other markets across the world.

We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that our products will be approved for use in additional indications. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. Even after the submission of an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. In addition, in June 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, or Brexit. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva or our other product candidates.

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

We will also be required to finalize the negotiations and discussions on our product labels for the respective jurisdictions in which we seek regulatory approval. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications or uses for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials, risk mitigation programs or reporting as conditions of approval. Also, regulatory approval for any of our product candidates may be withdrawn. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country.

We will need to complete a number of clinical trials and other studies for the continued development of OCA in indications other than PBC. For example, we currently have ongoing our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis. We also intend to conduct additional trials in NASH, such as one in NASH patients with cirrhosis. In each of these cases, our ability to obtain the approvals necessary to commercialize our product candidates will depend on our ability to conduct and complete these additional trials as well as assemble various other data to complete our regulatory filings for OCA in the relevant indication or patient population.

There can be no assurance that we will be able to receive marketing approval for OCA in PBC in jurisdictions where it is not yet approved or marketing approval for OCA in NASH or any other indication. We cannot predict whether our trials and studies as to NASH or any other indication or patient population will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or require us to conduct additional studies or trials. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulators will ultimately agree to a surrogate endpoint for accelerated approval of OCA for the treatment of NASH. While the interim analysis for the REGENERATE trial will be based on a histological endpoint as was the case in the Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health, our Phase 3 REGENERATE trial has different trial designs. For example, upon the finalization of a protocol amendment underway, the primary endpoint for the interim analysis for REGENERATE may be achieved based on one of: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Furthermore, we selected a definition for NASH resolution for the trial, which defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation. The REGENERATE trial will also remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis. While the statistical analysis planned for our REGENERATE trial is designed based on the data from the FLINT trial, the differences in the two trials may limit the utility of using FLINT as a basis for the design of the REGENERATE trial.

Furthermore, the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet its primary endpoint with statistical significance. In this trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA treated patients compared to placebo who achieved the primary endpoint (p=0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The baseline characteristics between the patients in the Japanese Phase 2 trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial conducted by NIDDK. For example, differences were observed among the patient population at baseline in relation to gender mix and metabolic factors like weight, diabetes status, dyslipidemia and hypertension. While our REGENERATE trial was designed based on the results of the FLINT trial and is anticipated to enroll a predominantly Western NASH patient population, the results of the FLINT trial may not be replicated in our REGENERATE trial. There is no assurance that Sumitomo Dainippon will initiate any registrational trials in NASH and the results of any additional trial conducted by Sumitomo Dainippon may not be an improvement as compared to those from the Phase 2 trial on Japanese NASH patients.

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

Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial in PBC in December 2014 prior to the approval of Ocaliva. The COBALT trial includes a cross-section of PBC patients with early, moderately advanced and advanced disease according to the so-called Rotterdam criteria. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. We have agreed to similar requirements with the EMA as part of the conditional approval of Ocaliva in PBC in Europe. We may be required to conduct other post-marketing studies based on our regulatory interactions with other regulatory agencies across the world. There can be no assurance that our COBALT trial or other trials conducted as part of our post-marketing obligations will confirm that the surrogate endpoints used for accelerated approval will eventually show an adequate correlation with clinical outcomes. If any such trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval for Ocaliva in PBC.

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

If we continue the development of OCA in PSC, we intend to seek marketing approval based on a surrogate endpoint. The FDA and EMA have not validated any surrogate endpoint as a basis for seeking approval in PSC and any surrogate endpoint we select may ultimately not be accepted by the regulatory agencies.

The EMA and regulatory authorities in other countries in which we may seek approval for, and market, OCA or our other product candidates may require additional preclinical studies and/or clinical trials prior to granting approval. It may be expensive and time consuming to conduct and complete additional preclinical studies and clinical trials that the FDA, EMA and other regulatory authorities may require us to perform. As such, any requirement by the FDA, EMA or other regulatory authorities that we conduct additional preclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we receive regulatory approval of OCA for the treatment of any of our targeted indications, the labeling for our product candidates in the United States, Europe or other countries in which we have received or seek approval may include limitations that could impact the commercial success of our product candidates.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for OCA and our other product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We currently have underway a number of trials including our Phase 4 COBALT clinical outcomes confirmatory trial of OCA in PBC, our Phase 3 REGENERATE trial of OCA in NASH and our Phase 2 CARE trial of OCA in biliary atresia. We continue to work towards expanding our overall NASH development program with additional trials and studies, including a Phase 3 trial in NASH patients with cirrhosis, which we expect to initiate in the second half of 2017, and we plan on conducting additional development activities in other diseases. The results from these trials may not be available when we expect or we may be required to conduct additional clinical trials or preclinical studies not currently planned to receive approval for OCA as a treatment for the related indication. In addition, our clinical programs are subject to a number of variables and contingencies, such as the results of other trials, patient enrollments or regulatory interactions that may result in a change in timing. As such, we do not know whether any future trials or studies of our other product candidates will begin on time or will be completed on schedule, if at all.

The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:

•	inability to obtain sufficient funds required for a clinical trial or lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions;

•	inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;

•	discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials, which may occur at various times, including subsequent to the initiation of the clinical trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;

•	the delay in receiving results from or the failure to achieve the necessary results in other clinical trials;

•	inability to obtain approval from institutional review boards, or IRBs, to conduct a clinical trial at their respective sites;

•	severe or unexpected drug-related adverse effects experienced by patients or any determination that a clinical trial presents unacceptable health risks;

•	a breach of the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates, including Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon, or investigators leading clinical trials on our product candidates;

•	inability to timely manufacture sufficient quantities of the product candidate required for a clinical trial;

•	difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our trial, the rarity of the disease or the characteristics of the population being studied, the risks of procedures that may be required as part of the trial, such as a liver biopsy, and competition from other clinical trial programs for the same indications as our product candidates; and

•	inability to retain enrolled patients after a clinical trial is underway.

For example, our REGENERATE trial is a large and complex Phase 3 clinical trial in a disease without any approved therapies and involves serial liver biopsies. While we announced the completion of enrollment of the interim analysis cohort in May 2017, and continuously evaluate and implement a variety of options to complete enrollment as quickly as possible, there can be no assurance that we will be able to enroll a sufficient number of patients or complete the trial on a timely basis. As we engage in other large and complicated trials and trials in advanced disease populations, we may experience a number of complications that may negatively affect our plans or our development programs.

In addition, if we or any of our collaborators are required to conduct additional clinical trials or other preclinical studies of our product candidates beyond those contemplated, our ability to obtain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed.

Clinical failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we, Sumitomo Dainippon or our potential future collaborators advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

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

Ocaliva is contraindicated for PBC patients with complete biliary obstruction in the United States and the European Union. For patients with moderate or severe hepatic impairment, who represent approximately 3% of PBC patients, the U.S. label for Ocaliva in PBC includes an adjustment in the dosing regimen and the EU label recommends an adjusted dosing regimen due to potential exposure levels in this population. For patients with HDL reductions and no response to Ocaliva after one year at the maximum tolerated dose, the U.S. label asks prescribing physicians to weigh the risks against the benefits of continuing treatment.

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

In the Phase 2 CONTROL trial, OCA treatment in the absence of statin therapy over the first four weeks resulted in an increase in LDL across all OCA treatment groups, while the placebo group was relatively unchanged. Treatment with atorvastatin beginning at week four and continuing through week 16 reversed OCA-related increases in LDL to below baseline levels in all OCA treatment groups. Dose-dependent pruritus was the most common adverse event in patients treated with OCA, occurring in 5% of patients on placebo, 5% of patients in the 5 mg OCA group, 10% of patients in the 10 mg OCA group and 55% of patients in the 25 mg OCA group. All events were mild to moderate and two patients discontinued treatment in the 25 mg OCA group due to pruritus. Over 95% of the patients completing the double-blind phase of CONTROL enrolled in the long-term safety extension phase of the trial.

During the ongoing long-term safety extension, or LTSE, phase of CONTROL, there has been one patient death.  This patient was a 64 year-old male with a history of NASH associated liver cirrhosis, morbid obesity (BMI >40) and type 2 diabetes. At baseline, this patient had blood tests consistent with impaired liver function (e.g., low LDL and low platelets). The patient was randomized to placebo for the double-blind phase of the study. Early in the double-blind phase, the patient had serum biochemistry changes consistent with worsening hepatic impairment (e.g., albumin declined and bilirubin was increasing). Atorvastatin was started per protocol and then stopped early due to the patient’s persistently low LDL levels. The patient later enrolled in the LTSE phase and began receiving 25 mg OCA treatment. Over the following four months, the patient’s serum biochemistry remained consistent with ongoing hepatic impairment. Approximately five months after starting the LTSE phase, the patient developed severe protracted diarrhea which resulted in weight loss of 30 pounds over the ensuing one month period. Both an infectious cause and possible inflammatory bowel disease were suspected, and the patient subsequently was started on broad spectrum antibiotics and steroid therapy. Due to the diarrhea, the principal investigator stopped treatment with OCA and discontinued the patient from the study. Concurrently, the patient reported jaundice and was found to have significantly elevated serum bilirubin and ALP, while other liver enzymes remained relatively stable. Over the ensuing two-week period, various diagnostic tests and procedures were performed (e.g., magnetic resonance cholangiopancreatography [MRCP] to investigate possible gallstone bile duct obstruction) and the patient continued receiving a number of other medications, including the ongoing course of steroid therapy. During this time, the patient continued to deteriorate and was hospitalized with acute renal and liver failure, complicated by severe metabolic acidosis. The patient rapidly progressed to multi-organ system failure, sepsis and death.

The principal investigator determined that the events leading to the patient’s death were unlikely related to OCA. Despite the numerous confounding factors in this case, given the contemporaneous administration of OCA during the patient’s ongoing deterioration, we determined that it could not be ruled out that these events were possibly related to treatment. Subsequent to our determination, the independent data safety monitoring committee separately evaluated the case and determined that the events leading to the patient’s death were unlikely related to OCA.

In our Phase 2 AESOP trial of OCA in PSC, pruritus was the most common adverse event, occurring in 46% of patients on placebo, 60% of patients in the 1.5 mg to 3 mg OCA group and 67% of patients in the 5 mg to 10 mg OCA group, with the severity increasing with dose. One (4%) patient in the 1.5 mg to 3 mg OCA group and three (12%) patients in the 5 mg to 10 mg OCA group discontinued OCA due to pruritus compared to none in the placebo group.

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

In addition, our drug candidates are being developed as potential treatments for severe, life threatening diseases and, as a result, our trials will necessarily be conducted in a patient population that will be more prone than the general population to exhibit certain disease states or adverse events. For example, as we expand our overall NASH development program, we intend to conduct trials in advanced patient populations, such as in our planned Phase 3 trial in NASH patients with cirrhosis. Ocaliva is used in patients suffering from various stages of PBC, which can be life threatening, and patients may suffer from other concomitant illnesses that may increase the likelihood of certain adverse events. It may be difficult to discern whether certain events or symptoms observed during our trials or in patients using commercial product were due to our drugs or drug candidates or some other factor, resulting in our company and our development programs being negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our drugs and drug candidates. We further cannot assure you that additional or more severe adverse side effects with respect to OCA will not develop in future clinical trials or commercial use, which could delay or preclude regulatory approval of OCA or limit its commercial use.

If we or others later identify undesirable or unacceptable side effects caused by our products or product candidates:

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

Additionally, the facilities used by any contract manufacturer to manufacture OCA or any of our other product candidates must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conform to our specifications and current good manufacturing practice requirements of any governmental agency whose jurisdiction to which we are subject, our products or product candidates will not be approved or, if already approved, may be subject to recalls.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the products or product candidates, including:

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

Any of these factors could cause the delay of approval or disruption of commercialization of our products or product candidates, cause us to incur higher costs, prevent us from commercializing our products and product candidates successfully or disrupt the supply of our products after commercial launch. Furthermore, if any of our product candidates are approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply and to have any such new source approved by the government agencies that regulate our products.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us or our collaborators to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose other administrative or judicial civil or criminal penalties;

•	withdraw regulatory approval;

•	refuse to approve pending applications or supplements to approved applications filed by us, Sumitomo Dainippon or our potential future collaborators;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the United States. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers. Following the November 2016 U.S. elections and the inauguration of President Trump, uncertainty exists about the future of the coverage expansion provided by the ACA; while Congressional efforts to repeal the ACA have not yet resulted in the passage of a bill, the President and congressional leaders continue to express interest in repealing these ACA provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage and/or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, and it is possible that some of the ACA provisions that generally hurt the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions; however, at this time the coverage expansion provisions of the ACA appear most likely to be repealed and replaced.

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

Reimbursement in the European Union and many other territories must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain. While we have been able to achieve rapid reimbursement decisions in some countries, as in the case in the United Kingdom, we expect that it may still require a number of months before we receive a reimbursement decision in many other countries. Even after a price is negotiated, countries frequently request or require adjustments to the price and other concessions over time or require approvals regionally. Reimbursement agencies in Europe are often more conservative than those in the United States and the reimbursement process is often slower since reimbursement decisions are made on a country-by-country basis. Prices for drugs in Europe generally decrease over time.

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

The commercial success of Ocaliva or our other products or product candidates that we develop, if approved, will depend upon their acceptance among the medical community, including physicians, healthcare payors and patients. In order for Ocaliva to be commercially successful in PBC, we will need to demonstrate its utility as a treatment for patients who have an inadequate response to or who are unable to tolerate ursodiol, referred to as second line treatment, and show that it is more effective than any other alternatives that may be developed as a second line treatment for PBC, particularly given the much higher price that we charge for Ocaliva compared to the price of generically available ursodiol. Ocaliva also must be shown to be a safe and tolerable treatment in a commercial use setting as it is intended to be a lifetime therapy for patients eligible for treatment. In NASH and PSC, since there are currently no approved therapies, we do not know the degree to which OCA will be accepted as a therapy, even if approved.

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

We have a collaboration with Sumitomo Dainippon for the development and commercialization of OCA in Japan, China, South Korea and potentially other Asian countries, if approved, and may elect to seek additional strategic collaborators for our product candidates. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

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

We currently have strategic collaborations in place relating to certain of our product candidates. We entered into an exclusive license agreement with Sumitomo Dainippon regarding the development and commercialization of Ocaliva for PBC and OCA for NASH in Japan, China and South Korea and provided Sumitomo Dainippon with an option to extend its exclusive license to different indications as well as certain other Asian countries. These strategic collaborations may not be scientifically or commercially successful due to a number of important factors, including the following:

•	Sumitomo Dainippon has significant discretion in determining the efforts and resources that each will apply to its strategic collaboration with us. The timing and amount of any cash payments, milestones and royalties that we may receive under such agreement will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of our product candidates by Sumitomo Dainippon under the agreement;

•	Our agreement with Sumitomo Dainippon restricts it from developing or commercializing any FXR agonist to treat PBC or NASH during the term of the agreement other than pursuant to the Sumitomo Dainippon agreement. Subject to these restrictions, it is possible that Sumitomo Dainippon may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that it licenses from us;

•	Sumitomo Dainippon may change the focus of its development and commercialization efforts or pursue higher-priority programs;

•	Sumitomo Dainippon may, under specified circumstances, terminate its strategic collaborations with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic collaborators or adversely affect how we are perceived in the scientific and financial communities;

•	Sumitomo Dainippon has, under certain circumstances, the right to maintain or defend our intellectual property rights licensed to them in their territories, and, although we may have the right to assume the maintenance and defense of our intellectual property rights if our strategic collaborator does not, our ability to do so may be compromised by our strategic collaborator’s acts or omissions;

•	Sumitomo Dainippon may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability; and

•	Sumitomo Dainippon may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

If Sumitomo Dainippon fails to develop or effectively commercialize OCA, we may not be able to replace it with another collaborator. For example, there is no assurance that Sumitomo Dainippon will initiate any registrational trials in NASH and the results of any additional trial conducted by Sumitomo Dainippon may not be an improvement as compared to those from the Phase 2 trial on Japanese NASH patients. We may also be unable to obtain, on terms acceptable to us, a license from such strategic collaborator to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate. Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability, and could cause our stock price to decline.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, expanding manufacturing capabilities and marketing approved products are expensive, we have entered into, and may seek to enter into, collaborations with companies that have more experience and resources than we have. For example, we have entered into a collaboration with Sumitomo Dainippon for OCA. We may establish additional collaborations for development and commercialization of OCA in territories outside of those licensed by Sumitomo Dainippon and for other product candidates and research programs, including INT-767 and INT-777. Additionally, if any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to our unlicensed territories. If we are unable to maintain our existing arrangements or enter into any new such arrangements on acceptable terms, if at all, we may be unable to effectively market and sell our products in our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates.

When we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. For example, Sumitomo Dainippon has the exclusive rights to OCA in Japan, China and South Korea and a right of first refusal to license OCA in several other Asian countries. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into, including our collaboration with Sumitomo Dainippon, may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a product candidate or research program under a collaboration arrangement, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our product candidates, we would face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

If we fail to develop OCA for additional indications, our commercial opportunity will be limited.

To date, we have focused the majority of our development efforts on the development of OCA. Among our other product candidates, only INT-767 is currently in clinical development. One of our strategies is to pursue clinical development of OCA in NASH and other progressive non-viral liver diseases, to the extent that we have sufficient funding.

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

Some of the pharmaceutical and biotechnology companies we expect to compete with include Allergan Plc, AstraZeneca plc, Acorda Therapeutics, Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., Cymabay Therapeutics, Inc., Dr. Falk Pharma GmbH, Durect Corporation, Enanta Pharmaceuticals, Inc., ENYO Pharma SAS, Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit SA, Gilead Sciences, Inc., GlaxoSmithKline, Immuron Ltd., Islet Sciences, Inc., Madrigal Pharmaceuticals, Inc., Metacrine, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Novartis International AG, Novo Nordisk A/S, Shire plc, Viking Therapeutics, Inc. and Zydus Pharmaceuticals Inc. Bezafibrate, a fibrate that has not been approved for commercialization by the FDA and is only available outside of the United States, has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH. Genfit SA has an ongoing Phase 3 clinical trial of GFT505, a dual PPAR alpha/delta agonist, in NASH. Genfit is also studying GFT505 for the treatment of PBC. Gilead Sciences, Inc. is conducting multiple Phase 3 clinical trials in NASH patients of various disease severity with selonsertib, an inhibitor of the apoptosis signal-regulating kinase 1. Gilead Sciences, Inc. is also exploring additional studies in NASH for GS-0976, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases acquired from Nimbus Therapeutics, LLC, and an FXR agonist known as GS-9674. Gilead Sciences, Inc. is also studying a number of compounds in other liver diseases including PBC and PSC. Allergan Plc has an ongoing Phase 3 clinical trial of cenicriviroc, an immunomodulator that blocks C-C chemokine receptor type 2 and type 5, for the treatment of NASH. A number of other companies have trials in PBC, NASH and other liver diseases we are targeting.

In addition, many universities and private and public research institutes may become active in our target disease areas. The results from our POISE and FLINT trials and the approval of Ocaliva for PBC have brought more attention to our targeted indications and bile acid chemistry. As a result, we believe that additional companies and organizations may seek to compete with us in the future. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than OCA or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

Off-label uses of other potential treatments may limit the commercial potential of our product candidates, especially given the pricing of Ocaliva and the anticipated pricing for our product candidates. For example, while fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. In NASH, a number of treatments, including vitamin E (an antioxidant), insulin sensitizers (such as metformin), antihyperlipidemic agents (such as gemfibrozil), pentoxifylline and ursodiol, are used off-label. Although none of these treatments have been clearly shown in clinical trials to alter the course of the disease, in a previous study conducted by the NASH Clinical Research Network, similar improvements to those observed with OCA in the FLINT trial in certain histological measures of NASH were reported with vitamin E and pioglitazone. Various other treatments, both approved and unapproved, have been used in the other indications we are targeting.

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

Because we have relied on third parties, our internal capacity to perform these functions is limited to management oversight. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In the past, we experienced difficulties with a third-party contract manufacturer for OCA, including delays in receiving adequate clinical trial supplies as requested within the requested time periods. We subsequently replaced this manufacturer with other third-party contract manufacturers for OCA. It is possible that we could experience similar difficulties in the future. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. Despite our recent growth, we currently have a small number of employees, which limits the internal resources we have available to identify and monitor third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. We may further be subject to the imposition of civil or criminal penalties if their conduct of clinical trials violates applicable law.

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

We have a wholly-owned subsidiary in the United Kingdom which serves as our headquarters for our international operations. We have also formed a number of other wholly-owned subsidiaries in Europe and Canada in preparation for the anticipated commercial launch of Ocaliva in PBC in those jurisdictions. Although we are currently commercializing Ocaliva using our internal commercial organization, we will likely use the services of third-party vendors in relation to our future commercialization activities, including product sales, marketing and distribution. In addition, we have entered into collaborations with Sumitomo Dainippon for the development of OCA, and we may enter into agreements with other third parties for the development and commercialization of OCA or our other product candidates in international markets. Our international operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Mark Pruzanski, our co-founder and president and chief executive officer, and our other key employees and consultants. If we lose one or more of our executive officers, or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time. Replacing executive officers, key employees and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants.

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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our products and product candidates and may have to limit their use.

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

We have obtained limited product liability insurance coverage in the United States for the use of OCA in our U.S. clinical trials and commercial sales and in selected other jurisdictions where we are conducting clinical trials. Our product liability insurance coverage in the United States is currently limited to an aggregate of $10 million. We have clinical trial and commercial product liability insurance coverage outside of the United States in amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations. Furthermore, the increased volatility of our stock price may result in us being required to pay substantially higher premiums for our directors’ and officers’ insurance than those to which we are currently subject, and may even lead a large number of underwriters to be unwilling to cover us.

If we engage in an in-license transaction, acquisition, reorganization or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time, we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the expansion and development of our business. These initiatives may include in-licensing or acquiring products, technologies or business or entering into a business combination with another company. If we pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	incur substantial debt that may place strains on our operations;

•	spend substantial operational, financial and management resources to integrate new products, technologies or businesses;

•	assume substantial actual or contingent liabilities;

•	reprioritize our development programs and even cease development and commercialization of our product candidates; or

•	merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash and/or shares of the other company on terms that certain of our stockholders may not deem desirable.

Although we intend to evaluate and consider in-license transactions, acquisitions, reorganizations and business combinations in the future, we have no agreements or understandings with respect to any acquisition, reorganization or business combination at this time.

Our business and operations would suffer in the event of system failures or data breaches.

Despite the implementation of security measures and policies, our internal information technology systems, as well as those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs, damage to our reputation and/or monetary damages. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Various foreign countries where we may process personal information also have, or are developing, laws governing the collection, use, disclosure and storage of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. In July 2016, U.S. and European Commission officials adopted a new framework called the EU-U.S. Privacy Shield to govern cross-border flows of personal data. We adopted the EU-U.S. Privacy Shield and certified to its requirements in October 2016. In May 2018, the General Data Protection Regulation (“GDPR”) will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. While we are actively employing the EU-U.S. Privacy Shield as a means to legitimize the transfer of personal information from the EU and Switzerland to the United States, and are engaging in activities to comply with the GDPR requirements, we may be unsuccessful in these efforts.

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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in infringement, interference, derivation, opposition or invalidity proceedings before U.S. or non-U.S. patent offices. Our patents may also be challenged under other proceedings, such as inter partes review and post-grant review proceedings introduced by provisions of the America Invents Act.

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

As of June 30, 2017, we were the owner of record of over 110 issued or granted U.S. and non-U.S. patents relating to OCA with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds, and methods of using these compounds in various indications. We were also the owner at that date of record of over 80 pending U.S. and non-U.S. patent applications relating to OCA in these areas.

In addition, as of June 30, 2017, we were the owner of record of approximately 200 issued or granted U.S. and non-U.S. patents relating to our product candidates other than OCA, with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds and methods of using these compounds in various indications. We were also the owner of record of over 70 pending U.S. and non-U.S. patent applications relating to such other product candidates in these areas.

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

If we choose to go to court or engage in other adversarial proceedings to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed, or should not be enforced against that third party. These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court or adjudicating body will decide that such patents are not valid or not infringed, and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court or adjudicating body will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has modified some tests used by the U.S. Patent and Trademark Office, or USPTO, in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

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

We have applied for and obtained a number of trademarks and service marks to further protect the proprietary position of our products. As of June 30, 2017, we have over 490 trademark and service mark registrations and over 380 pending trademark and service mark applications in the United States and abroad. Our trademark applications may not be allowed for registration or our registered trademarks may not be maintained or enforced. During prosecution of applications for trademark registration, we may receive rejections or refusals. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the $460.0 million aggregate principal amount of 3.25% convertible senior notes due 2023 we issued in July 2016, or convertible notes or any indebtedness we or our subsidiaries may incur in the future depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the convertible notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

The trading market in our common stock has been extremely volatile. The quotation of our common stock on The NASDAQ Global Select Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of June 30, 2017, approximately 30.1% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities (other than FMR LLC, Carmignac Gestion, Capital World Investors, Ameriprise Financial, Inc. and their respective affiliates) and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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

Our stock price has been and may in the future be volatile, which could cause holders of our common stock and the Convertible Notes to incur substantial losses.

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

Furthermore, the stock markets in general and the market for biotechnology companies in particular have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations may negatively impact the market price of shares of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been in the past, and may be in the future, the target of this type of litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, our stockholders could incur substantial losses.

We have a significant stockholder, which will limit your ability to influence corporate matters, may give rise to conflicts of interest and could result in future substantial sales of shares of our common stock into the market.

Genextra S.p.A., together with its affiliates, whom we refer to collectively as Genextra, is our largest stockholder. As of June 30, 2017, Genextra owned 6,454,953 shares of our common stock. The shares of common stock owned by Genextra represented approximately 25.7% of our outstanding common stock as of June 30, 2017. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Genextra also may sell share of our common stock into the market from time to time.  If we in the future engage in a registered offering of our common stock, we could also determine, as we have done in the past, to register for sale a portion of Genextra’s shares as part of that same offering to provide for the orderly sale of such shares.  We cannot predict the effect, if any, that future sales by Genextra may have on the market price for our common stock.

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

You may experience future dilution as a result of future equity offerings or strategic transactions.

In the future, we may issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital or in connection with strategic transactions, including potential in-licenses or acquisitions of products, technologies or businesses. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share you paid for our shares. If we issue securities in connection with a strategic transaction, we cannot assure you that the value of the assets we receive will be commensurate with the value of the securities we may issue, Investors purchasing or otherwise acquiring shares or other securities from us in the future could have rights, preferences or privileges senior to those of existing stockholders and you may experience dilution. You may also incur additional dilution upon the exercise of any outstanding stock options or vesting of restricted stock units or awards.

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

As of December 31, 2016, we had net operating loss carryforwards, or NOLs, for U.S. Federal income tax purposes of $562.3 million, which expire between 2024 and 2036. We also have certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the six months ended June 30, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1 and June 30, 2017, we did not issue or sell any shares on an unregistered basis.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: August 3, 2017	By:	/s/ Mark Pruzanski
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Employment Agreement by and between the Registrant and David Ford, effective as of April 14, 2017.+
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at June 30, 2017 (unaudited) and December 31, 2016 (audited), (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

+ Management contract or compensatory plan or arrangement.

