Form 10-Q
period 2017-09-30
INTERCEPT PHARMACEUTICALS INC
filed 2017-11-06
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of September 30, 2017, there were 25,102,079 shares of common stock, $0.001 par value per share, outstanding.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	the potential benefit and commercial potential of Ocaliva® (obeticholic acid, or OCA) in primary biliary cholangitis, or PBC, and our ability to maintain our regulatory approval of Ocaliva in PBC in the United States, Europe and other jurisdictions in which we have or may receive marketing authorization;
•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain regulatory approval of OCA in indications other than PBC and regulatory approval of any other product candidates which we may develop;

•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings in the label of any products or product candidates;

•	our plans to research, develop and commercialize our products and product candidates;
•	our ability to obtain and maintain intellectual property protection for our products and product candidates;
•	our ability to successfully commercialize our products and product candidates;
•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any products, which may be affected by the reimbursement received from payors;
•	the success of competing drugs that are or become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;
•	our use of cash and short-term investments; and
•	our ability to attract and retain key scientific or management personnel.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q presents projected adjusted operating expense, which is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in addition to, but not as a substitute for, operating expense that we prepare and announce in accordance with GAAP. We exclude certain items from adjusted operating expense, such as stock-based compensation and other non-cash items, that management does not believe affect our basic operations and that do not meet the GAAP definition of unusual or non-recurring items. For the nine months ended September 30, 2016, adjusted operating expense also excludes a one-time $45 million net expense for the settlement of a purported class action lawsuit. Other than the net class action lawsuit settlement amount, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. A reconciliation of projected non-GAAP adjusted operating expense to operating expense calculated in accordance with GAAP is not available on a forward-looking basis without unreasonable effort due to an inability to make accurate projections and estimates related to certain information needed to calculate, for example, future stock-based compensation expense. Management also uses adjusted operating expense to establish budgets and operational goals and to manage our company’s business. Other companies may define this measure in different ways. We believe this presentation provides investors and management with supplemental information relating to operating performance and trends that facilitate comparisons between periods and with respect to projected information.

NOTE REGARDING TRADEMARKS

The Intercept Pharmaceuticals® name and logo and the Ocaliva® name and logo are either registered or unregistered trademarks or trade names of Intercept Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I

Item 1. FINANCIAL STATEMENTS

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$120,244	$43,675
Investment securities, available-for-sale	372,506	645,710
Accounts receivable, net	14,487	9,126
Prepaid expenses and other current assets	14,278	9,354
Total current assets	521,515	707,865
Fixed assets, net	18,141	11,295
Inventory, net	3,897	2,279
Security deposits	16,873	17,814
Total assets	$560,426	$739,253
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$82,070	$65,551
Short-term interest payable	3,737	7,267
Short-term portion of deferred revenue	1,782	5,694
Total current liabilities	87,589	78,512
Long-term liabilities:
Long-term debt	351,984	341,356
Long-term other liabilities	6,068	-
Long-term portion of deferred revenue	3,118	4,453
Total liabilities	448,759	424,321
Stockholders’ equity:
Preferred stock par value $0.001 per share; 5,000,000 shares authorized; none outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock par value $0.001 per share; 45,000,000 shares authorized; 25,102,079 and 24,819,918 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	1,470,545	1,426,168
Accumulated other comprehensive loss, net	(632)	(2,801)
Accumulated deficit	(1,358,271)	(1,108,460)
Total stockholders’ equity	111,667	314,932
Total liabilities and stockholders’ equity	$560,426	$739,253

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Product revenue, net	$40,889	$4,732	$91,933	$4,807
Licensing revenue	445	445	1,336	6,336
Total revenue	41,334	5,177	93,269	11,143

Operating expenses:
Cost of sales	172	-	548	-
Selling, general and administrative	61,356	52,802	189,363	197,382
Research and development	45,977	35,411	134,001	102,292
Total operating expenses	107,505	88,213	323,912	299,674
Operating loss	(66,171)	(83,036)	(230,643)	(288,531)

Other income (expense):
Interest expense	(7,354)	(7,065)	(21,840)	(7,065)
Other income, net	924	1,286	3,388	2,807
	(6,430)	(5,779)	(18,452)	(4,258)
Net loss	$(72,601)	$(88,815)	$(249,095)	$(292,789)

Net loss per common and potential common share:
Basic and diluted	$(2.89)	$(3.59)	$(9.96)	$(11.90)

Weighted average common and potential common shares outstanding:
Basic and diluted	25,104	24,738	25,021	24,614

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(72,601)	$(88,815)	$(249,095)	$(292,789)
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	409	(1,073)	1,114	966
Reclassification for recognized losses on marketable investment securities during the period	-	-	-	(52)
Net unrealized gains (losses) on marketable investment securities	$409	$(1,073)	$1,114	$914
Foreign currency translation adjustments	488	(691)	1,055	(1,585)
Comprehensive loss	$(71,704)	$(90,579)	$(246,926)	$(293,460)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(249,095)	$(292,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	41,584	27,041
Amortization of investment premium	2,777	3,736
Amortization of deferred financing costs	1,052	326
Depreciation	3,256	2,187
Accretion of debt discount	9,576	3,001
Realized gain on investments	-	52
Changes in operating assets:
Prepaid expenses and other current assets	(4,924)	(984)
Accounts receivable	(5,361)	-
Inventory	(1,618)	-
Security deposits	-	(1,803)
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	16,519	1,699
Long-term other liabilities	6,068	-
Interest payable	(3,530)	3,738
Deferred revenue	(5,247)	817
Net cash used in operating activities	(188,943)	(252,979)
Cash flows from investing activities:
Purchases of investment securities	(127,002)	(443,323)
Refund of security deposits	941	-
Sales of investment securities	398,543	361,019
Purchases of equipment, leasehold improvements, and furniture and fixtures	(10,102)	(4,005)
Net cash provided by (used in) investing activities	262,380	(86,309)
Cash flows from financing activities:
Payments for capped call transactions and associated costs	-	(38,364)
Proceeds from issuance of Convertible Notes, net of issuance costs	-	447,715
Proceeds from exercise of options, net	2,077	4,429
Net cash provided by financing activities	2,077	413,780
Effect of exchange rate changes	1,055	(2,018)
Net increase in cash and cash equivalents	76,569	72,474
Cash and cash equivalents – beginning of period	43,675	32,742
Cash and cash equivalents – end of period	$120,244	$105,216

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

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior period amounts in the Company’s unaudited condensed consolidated statements of operations to conform to the current period presentation. The Company reclassified certain medical affairs costs of $8.4 million and $20.3 million from research and development expense to selling, general and administrative expense on the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2016.

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

The Company commenced its commercial launch of Ocaliva® (obeticholic acid or “OCA”) for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for the treatment of PBC and the Company commenced launch in January of 2017. In May 2017, Health Canada granted a conditional approval for the treatment of PBC and the Company commenced launch in July of 2017. The Company sells Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as the Company’s customers.

The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. Prior to July 2017, given the Company’s limited sales history for Ocaliva and the inherent uncertainties in estimating product returns, the Company determined that the shipments of Ocaliva made to its customers did not meet the criteria for revenue recognition at the time of shipment. Accordingly, the Company recognized revenue when the product was sold through by its customers, provided all other revenue recognition criteria were met. The Company invoiced its customers upon shipment of Ocaliva to them and recorded accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. The Company then recognized revenue when Ocaliva was sold through as specialty pharmacies dispensed product directly to the patients (sell-through basis).

The Company re-evaluated its revenue recognition policy in the third quarter of 2017, which included the accumulation and review of customer related transactions since the Company’s commercial launch in the second quarter of 2016. The Company now believes it has accumulated sufficient data to reasonably estimate product returns and, therefore, it will now effectively recognize revenue at the time of shipment to its customers (sell-in basis).

During the third quarter of 2017, the Company recorded an adjustment related to this change in estimate to recognize previously deferred revenue. The net effect was an increase in net sales of Ocaliva of $4.1 million for the three and nine months ended September 30, 2017. The Company also established a new reserve of $0.7 million during the third quarter of 2017 related to future returns from its customers under its various contracts.

The Company recognized net sales of Ocaliva of $40.9 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively, and $91.9 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating which transition approach it will utilize and the impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its consolidated financial statements and related disclosures. The Company continues to execute on its implementation plan for ASC 606 and its assessment of the impact that adoption will have on the Company’s consolidated financial statements; specifically, as it relates to different revenue streams within a given contract and the impact adoption of ASC 606 could have on the Company’s financial statement disclosures.  The Company will adopt Topic 606 in the first quarter of 2018 using the modified retrospective method which consists of applying and recognizing the cumulative effect of Topic 606 at the date of initial application and providing certain additional disclosures as defined per Topic 606. The Company is in the process of reviewing variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements prior to the end of 2017. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures, but does not expect it to have a significant impact.

4.	Significant Agreements

Sumitomo Dainippon Pharma Co, Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon to research, develop and commercialize OCA as a therapeutic for the treatment of PBC and NASH in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments of up to an aggregate of approximately $30.0 million in development milestones based on the initiation or completion of clinical trials, $70.0 million in regulatory approval milestones and $200.0 million in sales milestones. The regulatory approval milestones include $15.0 million for receiving marketing approval of OCA for NASH in Japan, $10.0 million for receiving marketing approval of OCA for NASH in China, and $5.0 million for receiving marketing approval of OCA for PBC in the United States, which was achieved upon the FDA approval of Ocaliva for the treatment of PBC in May 2016. As of September 30, 2017, the Company had achieved $6.0 million of the development milestones under its collaboration agreement with Sumitomo Dainippon. The sales milestones are based on aggregate sales amounts of OCA in the Sumitomo Dainippon territory and include $5.0 million for achieving net sales of $50.0 million, $10.0 million for achieving net sales of $100.0 million, $20.0 million for achieving net sales of $200.0 million, $40.0 million for achieving net sales of $400.0 million and $120.0 million for achieving net sales of $1.2 billion. The Company has determined that each potential future development, regulatory and sales milestone is substantive. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon has the option to add several other Asian countries to its territory to pursue OCA for additional indications. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories. Sumitomo Dainippon is also required to make royalty payments ranging from the tens to the twenties in percent based on net sales of OCA products in the Sumitomo Dainippon territory.

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and payments made in respect of the Korea option are being recognized ratably over this period. During the three months ended September 30, 2017 and 2016, the Company recorded licensing revenue of approximately $0.4 million and $0.4 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded licensing revenue of approximately $1.3 million and $6.3 million, respectively.

5.	Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$120,244	$-	$-	$120,244
Investment securities:
Commercial paper	11,468	-	(4)	11,464
Corporate debt securities	342,252	1	(433)	341,820
U.S. government and agency securities	19,248	-	(26)	19,222
Total investments	372,968	1	(463)	372,506
Total cash, cash equivalents and investments	$493,212	$1	$(463)	$492,750

	As of December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$43,675	$-	$-	$43,675
Investment securities:
Commercial paper	66,185	-	(71)	66,114
Corporate debt securities	554,847	14	(1,443)	553,418
U.S. government and agency securities	26,254	-	(76)	26,178
Total investments	647,286	14	(1,590)	645,710
Total cash, cash equivalents and investments	$690,961	$14	$(1,590)	$689,385

As of September 30, 2017, the Company held a total of forty eight positions that were in a continuous unrealized loss position for more than twelve months. The Company has determined that the unrealized losses are deemed to be temporary impairments as of September 30, 2017. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other-than-temporarily impaired at September 30, 2017.

6.	Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	September 30, 2017	December 31, 2016
		(In thousands)
Office equipment and software	3	$5,044	$4,942
Leasehold improvements	Over life of lease	15,280	6,668
Furniture and fixtures	7	5,250	4,202
Subtotal		25,574	15,812
Less: accumulated depreciation		(7,433)	(4,517)
Fixed assets, net		$18,141	$11,295

7.	Inventory, Net

Inventories are stated at the lower of cost or market. Inventories consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Work-in-process	$3,717	$2,207
Finished goods	180	72
Inventory, net	$3,897	$2,279

8.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Accounts payable	$10,053	$6,722
Accrued contracted services	44,244	35,429
Accrued employee compensation	18,720	19,287
Other liabilities	9,053	4,113
Accounts payable, accrued expenses and other liabilities	$82,070	$65,551

9.	Fair Value Measurements

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

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2017
Assets:
Money market funds (included in cash and cash equivalents)	$37,426	$37,426	$-	$-
Available for sale securities:
Commercial paper	11,464	-	11,464	-
Corporate debt securities	341,820	-	341,820	-
U.S. government and agency securities	19,222	-	19,222	-
Total financial assets:	$409,932	$37,426	$372,506	$-

December 31, 2016
Assets:
Money market funds (included in cash and cash equivalents)	$11,755	$11,755	$-	$-
Available for sale securities:
Commercial paper	66,114	-	66,114	-
Corporate debt securities	553,418	-	553,418	-
U.S. government and agency securities	26,178	-	26,178	-
Total financial assets	$657,465	$11,755	$645,710	$-

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	September 30, 2017	December 31, 2016
	(In thousands)
Due in one year or less	$344,852	$456,184
Due after 1 year through 5 years	27,654	189,526
Total investments in debt securities	$372,506	$645,710

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

10.	Long-Term Debt

Debt, net of discounts and deferred financing costs, consists of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Long-term debt	$351,984	$341,356
Less current portion	-	-
Long-term debt outstanding	$351,984	$341,356

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

Interest expense was $7.4 million and $7.1 million for the three months ended September 30, 2017 and 2016, respectively, and $21.8 million and $7.1 million for the nine months ended September 30, 2017 and 2016, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $3.7 million and $7.3 million as of September 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $12.4 million, which are being amortized using the effective interest method. As of September 30, 2017, $10.7 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-Term Debt, in accordance with ASU 2015-03. As of September 30, 2017, the Company had outstanding borrowings of $460.0 million related to the Convertible Notes.

11.	Product Revenue, Net

The Company recognized net sales of Ocaliva of $40.9 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively, and $91.9 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Product revenue, net:
U.S.	$36,176	$4,732	$83,829	$4,807
ex-U.S.	4,713	-	8,104	-
Total product revenue, net	$40,889	$4,732	$91,933	$4,807

12.	Stock Compensation

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

The following table summarizes stock option activity during the nine months ended September 30, 2017:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Shares	Average	Contractual	Intrinsic Value
	(In thousands)	Exercise Price	Term (years)	(In thousands)
Outstanding at December 31, 2016	1,553	$117.80	7.4	$48,308
Granted	499	$113.27	-	$-
Exercised	(85)	$24.36	-	$-
Cancelled/forfeited	(103)	$141.78	-	$-
Expired	(53)	$214.69	-	$-
Outstanding at September 30, 2017	1,811	$116.76	7.3	$15,118
Expected to vest	1,811	$116.76	7.3	$15,118
Exercisable	914	$102.08	6.0	$15,115

As of September 30, 2017, there was approximately $54.2 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 2.5 years.

The fair value of the Company's option awards were estimated using the assumptions below:

Nine Months Ended September 30,
	2017	2016
Volatility	60.9 - 65.4%	59.6 - 65.6%
Expected term (in years)	6.0 - 9.9	6.0 - 10.0
Risk-free rate	1.8 - 2.4%	1.1 - 1.8%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU and RSA activity during the nine months ended September 30, 2017:

		Weighted
	Number of	Average Fair
	Awards	Value
	(In thousands)
Non-vested shares outstanding, December 31, 2016	381	$136.89
Granted	262	$113.41
Vested	(133)	$135.92
Forfeited	(46)	$134.77
Non-vested shares outstanding, September 30, 2017	464	$124.11

As of September 30, 2017, there was approximately $46.9 million of total unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted average period of 2.6 years.

The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest. When performance based grants are issued, the Company recognizes no expense until achievement of the performance requirement is deemed probable.

Stock-based compensation expense has been reported in our statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Selling, general and administrative	$9,449	$7,207	$28,338	$14,191
Research and development	3,788	5,337	13,246	12,850
Total stock-based compensation	$13,237	$12,544	$41,584	$27,041

13.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(72,601)	$(88,815)	$(249,095)	$(292,789)
Denominator:
Weighted average shares used in calculating net loss per share - basic and diluted	25,104	24,738	25,021	24,614

Net loss per share:
Basic and diluted	$(2.89)	$(3.59)	$(9.96)	$(11.90)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Convertible Notes	2,316	-	2,316	-
Options	1,811	1,594	1,811	1,594
Restricted stock units	464	388	464	388
Total	4,591	1,982	4,591	1,982

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

OCA was approved in the United States in May 2016 for use in patients with primary biliary cholangitis, or PBC, under the brand name Ocaliva®. We commenced sales and marketing of Ocaliva in the United States shortly after receiving such marketing approval, and Ocaliva is now available to patients primarily through a network of specialty pharmacy distributors. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. In May 2017, Health Canada granted a conditional approval for Ocaliva in PBC and we commenced our commercial launch in July 2017. We also plan to file for marketing authorization for OCA in PBC in other target markets.

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

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. In May 2017, we completed enrollment of the interim analysis cohort for the REGENERATE trial. We anticipate top-line results from the interim analysis in the first half of 2019. We have also completed a Phase 2 clinical trial, known as the CONTROL trial, the goal of which was to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We announced that this trial met its primary endpoint in July 2017. We continue to work towards expanding our overall NASH development program with additional trials and studies, including a Phase 3 trial in NASH patients with cirrhosis, which we expect to initiate by the end of 2017.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases. In July 2017, we announced top-line results of our Phase 2 AESOP trial in PSC which evaluated the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. This trial achieved its primary endpoint, which we believe establishes a proof-of-concept of OCA in a second cholestatic liver disease. We plan to discuss these results with regulatory authorities to formulate our future development plans for OCA in PSC. In October 2015, we initiated a Phase 2 clinical trial, known as the CARE trial, of OCA in pediatric patients with biliary atresia. This trial will evaluate the effects of 11 weeks of OCA treatment where patients with biliary atresia are randomized to varying doses of OCA or a control group receiving only their current treatment. We have completed a Phase 1 clinical trial of our second product candidate to enter clinical development, called INT-767, a dual FXR and TGR5 agonist, in healthy volunteers. In order to streamline operating expenses, we plan to deprioritize our development program in INT-767 for the foreseeable future.

Our current patents for OCA are scheduled to expire at various times through 2033. Our current plan is to commercialize OCA ourselves in the United States, Europe and certain other target markets for the treatment of PBC, NASH and other indications primarily by targeting physicians who specialize in the treatment of liver and intestinal diseases, including both hepatologists and gastroenterologists. We own worldwide rights to OCA except for Japan, China and Korea, where we have exclusively licensed OCA to Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon along with an option to exclusively license OCA in certain other Asian countries. We own or have rights to various trademarks, copyrights and trade names used in our business, including Ocaliva.

Our net loss for the nine months ended September 30, 2017 and 2016 was approximately $249.1 million and $292.8 million, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $1.4 billion. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

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

Our principal executive offices are in New York, New York. We also have administrative offices in San Diego, California and London, United Kingdom.

Recent Developments

On October 23, 2017, we announced additional results from the Phase 2 AESOP trial evaluating OCA for the treatment of patients with PSC.

AESOP is a 24-week, double-blind, placebo-controlled, dose-ranging trial evaluating the efficacy and safety of OCA compared to placebo in 77 patients with PSC. Patients were randomized to one of three treatment groups: placebo, OCA 1.5-3 mg, and OCA 5-10 mg (with dose titration occurring at the 12-week midpoint). OCA achieved the primary endpoint of the AESOP trial: patients receiving 5 mg of OCA daily with the option to titrate to 10 mg achieved a statistically significant reduction in ALP as compared to placebo at week 24 (p<0.05). The results from this dose-ranging study suggest that 5 mg may be the optimal titrated dose of OCA in this patient population.

(U/L)	Placebo (N = 25)	OCA 1.5-3 mg (N = 25)		OCA 5-10 mg (N = 26)
Mean Baseline ALP	563	423		429

Least Squares (LS) Mean Change from Baseline in ALP at Week 12	-53	-57		-135	*

LS Mean Change from Baseline in ALP at Week 24	-27	-105		-110	*†

LS Mean Percent Change from Baseline at Week 24	+1%	-22	%*	-22	%*

* p<0.05

† Primary endpoint was ALP change for OCA 5-10 mg compared to placebo at week 24.

Patients in the OCA 1.5-3 mg group achieved statistically significant reductions in ALP versus placebo as measured by LS mean percent change from baseline at week 24. By week 24, ALP increased 1% in the placebo group and decreased by 22% in both the OCA 1.5-3 mg and OCA 5-10 mg groups (p<0.05).

In AESOP, a significant proportion of patients used ursodiol, with 48%, 48% and 46% of patients on placebo, OCA 1.5-3 mg and OCA 5-10 mg, respectively, receiving ursodiol at baseline. In a post-hoc analysis examining the effects of OCA in the presence and absence of ursodiol, ALP reductions were observed with OCA regardless of treatment with ursodiol. Patients receiving OCA monotherapy had greater reductions in ALP at week 12 and week 24 as compared to patients who received OCA in addition to ursodiol. At week 12, patients in the OCA 5-10 mg group receiving OCA monotherapy achieved a 30% LS mean reduction in ALP as compared to a 16% reduction in patients receiving OCA in combination with ursodiol. At week 24, LS mean reductions in ALP in the OCA 5-10 mg group were 25% for patients receiving OCA monotherapy and 14% for patients receiving OCA in combination with ursodiol.

	- UDCA			+ UDCA
	Placebo	OCA 1.5-3 mg	OCA 5-10 mg	Placebo	OCA 1.5-3 mg	OCA 5-10 mg
LS Mean Percent Change from Baseline in ALP at Week 12	-5%	-12%	-30%	-1%	-1%	-16%

LS Mean Percent Change from Baseline in ALP at Week 24	-7%	-19%	-25%	19%	-15%	-14%

Pruritus is a common symptom of PSC and was the most common adverse event observed in AESOP, occurring in 46%, 60% and 67% of patients in the placebo, OCA 1.5-3 mg and OCA 5-10 mg groups, respectively.

A two-year open-label extension of AESOP remains ongoing. Of those patients who completed the double-blind phase of the AESOP trial, 97% chose to participate in the open-label extension phase.

Financial Overview

Revenue

We commenced our commercial launch of Ocaliva for use in PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. In May 2017, Health Canada granted a conditional approval for Ocaliva in PBC and we commenced our commercial launch in July 2017.

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

Product Revenue, Net

We provide the right of return to our customers for unopened product for a limited time before and after its expiration date. Prior to July 2017, given our limited sales history for Ocaliva and the inherent uncertainties in estimating product returns, we had determined that the shipments of Ocaliva made to our customers did not meet the criteria for revenue recognition at the time of shipment. Accordingly, we recognized revenue when the product was sold through to our customers, provided all other revenue recognition criteria were met. We invoiced our customers upon shipment of Ocaliva to them and recorded accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. We then recognized revenue when Ocaliva was sold through as specialty pharmacies dispensed product directly to the patients (sell-through basis).

We re-evaluated our revenue recognition policy in the third quarter of 2017, which included the accumulation and review of customer related transactions since our commercial launch in the second quarter of 2016. We now believe we have accumulated sufficient data to reasonably estimate product returns and, therefore, we will now effectively recognize revenue at the time of shipment to our customers (sell-in basis)

During the third quarter of 2017, we recorded an adjustment related to this change in estimate to recognize previously deferred revenue. The net effect was an increase in net sales of Ocaliva of $4.1 million for the three and nine months ended September 30, 2017. We also established a new reserve of $0.7 million during third quarter of 2017 related to future returns from our customers under our various contracts

We recognized net sales of Ocaliva of $40.9 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively, and $91.9 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Licensing Revenue

We recognize revenue derived from our collaborative agreements for the development and commercialization of certain of our product candidates. In March 2011, we entered into an exclusive licensing agreement with Sumitomo Dainippon for the development of OCA in Japan, China and Korea. Under the terms of the agreement, we have received up-front payments of $16.0 million, including $1.0 million upon the exercise by Sumitomo Dainippon of its option to add Korea to its licensed territories, and may be eligible to receive up to approximately $300.0 million in additional payments for development, regulatory and commercial sales milestones for OCA in the licensed territories. As of September 30, 2017, we have achieved $6.0 million of the development and regulatory milestones.

For accounting purposes, the up-front payments are recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. We recognized $1.3 million and $6.3 million, respectively, in license revenue resulting from milestone payments and the amortization of the up-front payments under the collaboration agreement for the nine months ended September 30, 2017 and 2016. We anticipate that we will recognize revenue of approximately $1.8 million per year through 2020, for the amortization of the relevant up-front collaboration payments from Sumitomo Dainippon.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for each of the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars:

	Three Months Ended September 30,		Dollar Change
	2017	2016
	(In thousands)
Revenue:
Product revenue, net	$40,889	$4,732	$36,157
Licensing revenue	445	445	-
Total revenue	41,334	5,177	36,157
Operating expenses:
Cost of sales	172	-	172
Selling, general and administrative	61,356	52,802	8,554
Research and development	45,977	35,411	10,566
Total operating expenses	107,505	88,213	19,292
Operating loss	(66,171)	(83,036)	16,865
Other income (expense):
Interest expense	(7,354)	(7,065)	(289)
Other income, net	924	1,286	(362)
	(6,430)	(5,779)	(651)
Net loss	$(72,601)	$(88,815)	$16,214

Revenues

Product revenue, net was approximately $40.9 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively. We commenced our commercial launch in the United States for Ocaliva in PBC in June 2016, and in certain European countries and Canada in 2017. We recognized product revenue, net of $36.2 million and $4.7 million in the United States and in ex-U.S. countries, respectively, during the three months ended September 30, 2017. For the three months ended September 30, 2017 and 2016, licensing revenue was approximately $445,000 and $445,000, respectively, which resulted from the recognition of development and regulatory milestones and amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Cost of sales

Cost of sales was $172,000 and $0 for the three months ended September 30, 2017 and 2016, respectively, due to the commercial launch in the United States for Ocaliva in PBC in June 2016 and in certain European countries in 2017.

Selling, general and administrative expenses

 Selling, general and administrative expenses were $61.4 million and $52.8 million for the three months ended September 30, 2017 and 2016, respectively. The $8.6 million net increase between periods is primarily due to an increase in personnel-related costs of $4.5 million to support our commercial and international initiatives and an increase of $5.8 million in indirect expenses (rent, travel and legal costs), partially offset by decreased expenses of approximately $1.7 million in Ocaliva commercialization activities and market research.

Research and development expenses

Research and development expenses were $46.0 million and $35.4 million for the three months ended September 30, 2017 and 2016, respectively, representing a net increase of $10.6 million. This net increase in research and development expense primarily reflects increases in OCA research and development activities of approximately $13.2 million, partially offset by a decrease in indirect costs of $2.6 million.

Interest expense

Interest expense was $7.4 million and $7.1 million for the three months ended September 30, 2017 and 2016, respectively due to the issuance of our 3.25% convertible senior notes due 2023, or Convertible Notes, in July 2016.

Other income, net

Other income, net was $924,000 and $1.3 million in the three months ended September 30, 2017 and 2016, respectively. The $362,000 decrease is primarily attributable to decreased interest income earned on cash, cash equivalents and investment securities, which decreased compared to the prior year period primarily due to the sales of investment securities during the three months ended September 30, 2017.

Income taxes

For the three months ended September 30, 2017 and 2016, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for each of the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars:

	Nine Months Ended September 30,		Dollar Change
	2017	2016
	(In thousands)
Revenue:
Product revenue, net	$91,933	$4,807	$87,126
Licensing revenue	1,336	6,336	(5,000)
Total revenue	93,269	11,143	82,126
Operating expenses:
Cost of sales	548	-	548
Selling, general and administrative	189,363	197,382	(8,019)
Research and development	134,001	102,292	31,709
Total operating expenses	323,912	299,674	24,238
Operating loss	(230,643)	(288,531)	57,888
Other income (expense):
Interest expense	(21,840)	(7,065)	(14,775)
Other income, net	3,388	2,807	581
	(18,452)	(4,258)	(14,194)
Net loss	$(249,095)	$(292,789)	$43,694

Revenues

Product revenue, net was approximately $91.9 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively. We commenced our commercial launch in the United States for Ocaliva in PBC in June 2016, and in certain European countries and Canada in 2017. We recognized product revenue, net of $83.8 million and $8.1 million in the United States and in ex-U.S. countries, respectively, during the nine months ended September 30, 2017. For each of the nine months ended September 30, 2017 and 2016, licensing revenue was approximately $1.3 million and $6.3 million, respectively, which resulted from the recognition of development and regulatory milestones and amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Cost of sales

Cost of sales was $548,000 and $0 for the nine months ended September 30, 2017 and 2016, respectively, due to the commercial launch in the United States for Ocaliva in PBC in June 2016 and in certain European countries in 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses were $189.4 million and $197.4 million for the nine months ended September 30, 2017 and 2016, respectively. The $8.0 million net decrease between periods is primarily due to the one-time net expense of $45.0 million attributable to the settlement of a purported securities class action lawsuit in 2016 plus related legal expenses of $2.9 million in 2016, along with a decrease in consultant spend of $2.2 million. These decreases were partially offset by increased expenses of approximately $22.4 million in additional personnel-related costs to support our commercial and international initiatives, $16.2 million in Ocaliva commercialization activities and market research and indirect expenses (rent, travel and product-related legal costs) of $3.5 million.

Research and development expenses

Research and development expenses were $134.0 million and $102.3 million for the nine months ended September 30, 2017 and 2016, respectively, representing a net increase of $31.7 million. This net increase in research and development expense primarily reflects increases in OCA research and development activities of approximately $33.3 million to support our development activities, partially offset by a decrease of $750,000 of compensation-related costs and indirect costs of $850,000.

Interest expense

Interest expense was $21.8 million and $7.1 million for the nine months ended September 30, 2017 and 2016, respectively due to the issuance of the Convertible Notes, in July 2016.

Other income, net

Other income, net was $3.4 million and $2.8 million in the nine months ended September 30, 2017 and 2016, respectively. The $0.6 million increase is primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year period primarily due to the net proceeds from the issuance of our Convertible Notes in July 2016.

Income taxes

For the nine months ended September 30, 2017 and 2016, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, we had an accumulated deficit of $1.4 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to be significant and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling approximately $1.4 billion (net of issuance costs of $46.1 million). As of September 30, 2017, we had cash, cash equivalents and investment securities of $492.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(188,943)	$(252,979)
Investing activities	262,380	(86,309)
Financing activities	2,077	413,780

Operating Activities. Net cash used in operating activities of approximately $188.9 million during the nine months ended September 30, 2017 was primarily a result of our $249.1 million net loss, partially offset by a net increase of $41.6 million in stock-based compensation, $9.6 million for accretion of the discount on our Convertible Notes, $2.8 million for the amortization of investment premium and $3.3 million of depreciation.

Net cash used in operating activities of $253.0 million during the nine months ended September 30, 2016 was primarily a result of our $292.8 million net loss, offset by the add-back of non-cash expenses of $27.0 million for stock-based compensation, the amortization of investment premium of $3.7 million and a net increase in operating assets and liabilities of $3.5 million.

Investing Activities.  For the nine months ended September 30, 2017, net cash provided by investing activities primarily reflects the sale of investment securities of $398.5 million, partially offset by the purchase of investment securities of $127.0 million and $9.2 million of capital expenditures related to the build out of our new corporate office.

For the nine months ended September 30, 2016, net cash used in investing activities primarily reflects the sale of investment securities of $361.0 million, partially offset by the purchase of investment securities of $443.3 million and $4.0 million of capital expenditures related to our offices.

Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2017 consisted primarily of $2.1 million from the exercise of options to purchase common stock.

Net cash provided by financing activities in the nine months ended September 30, 2016 consisted primarily of $447.7 million from the proceeds of the issuance of Convertible Notes, net of issuance costs and $4.4 million from the exercise of options to purchase common stock, partially offset by $38.4 million of payments for capped call transactions and associated costs.

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

As of September 30, 2017, we had $492.7 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses will fall in the middle of our previously guided range of $380 million to $420 million in the fiscal year ending December 31, 2017, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued commercialization of Ocaliva in PBC in the United States and other markets, the continued clinical development for OCA in PBC, NASH and PSC and our other earlier stage pipeline programs. We may make additional investments over 2017 as our business evolves. Our adjusted operating expense estimate for 2017 is higher than our adjusted operating expenses for 2016, reflecting continued investment in clinical development programs and commercialization activities.

Adjusted operating expense is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. For the nine months ended September 30, 2016, adjusted operating expense also excludes a one-time $45 million net expense for the settlement of a purported class action lawsuit. Other than the net class action lawsuit settlement amount, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. See “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies and our rapid growth and expansion, we currently cannot accurately and precisely predict the duration beyond mid-2018 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue the initial commercialization of Ocaliva for PBC in the United States, the European Union and other jurisdictions where it has received marketing approval;
•	prepare for and initiate the commercial launch of Ocaliva in PBC in certain other target markets across the world, but not commercially launch Ocaliva in PBC in non-target countries across the world;
•	continue and expand our clinical development programs for OCA in PBC and NASH, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC; and
•	conduct further assessments of OCA for use in PSC and potentially initiate, but not complete, additional clinical trials for OCA in PSC.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our commercialization plans and our research and development activities and building our global infrastructure to support these activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in jurisdictions where it has received marketing approval;
•	our ability to receive marketing approval of Ocaliva for PBC in countries where it has not received marketing approval based on our regulatory submissions package and our work completed to date, including the willingness of the relevant regulatory authorities to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC;
•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC in the jurisdictions where it receives marketing approval;
•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH, PSC and other indications, such as the COBALT trial, the REGENERATE trial, the upcoming Phase 3 trial in NASH patients with cirrhosis or other trials we may conduct;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the expansion of our research and development activities and the product candidates that we pursue, including our product candidates in preclinical development such as INT-777;
•	the expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our products and product candidates;

•	market acceptance of our products and product candidates, which may be affected by reimbursement from payors;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	the effect of competing technological and market developments; and
•	other cash needs that may arise as we continue to operate our business.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On September 27, 2017, a purported shareholder class action, styled Judith DeSmet v. Intercept Pharmaceuticals, Inc., Mark Pruzanski and Sandip S. Kapadia was filed in the United States District Court for the Southern District of New York, naming us and certain of our officers as defendants. This lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired our securities between May 31, 2016 and September 20, 2017. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from May 31, 2016 and September 20, 2017, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding our business, operational and compliance policies. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. Additional complaints may be filed against us and our directors and officers related to our disclosures.

We believe that we have valid defenses to the claims in the lawsuit and intend to defend ourselves vigorously. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us. Therefore, we have not accrued for any loss contingencies related to this lawsuit.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses of $412.8 million, $226.4 million and $283.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $249.1 million and $292.8 million for the nine months ended September 30, 2017 and 2016, respectively. To date, we have financed our operations primarily through public and private securities offerings and payments received under our licensing and collaboration agreements. At September 30, 2017, we had $492.7 million in cash, cash equivalents and investment securities.

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

As part of our product development activities, we anticipate that we will continue our Phase 4 COBALT trial of OCA in PBC, continue our Phase 3 clinical program of OCA in NASH, including the Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis, and continue the development of OCA in PSC. We also expect to continue the development of OCA in additional diseases, such as biliary atresia, a rare pediatric disease characterized by deficient bile duct development for which we initiated a Phase 2 trial in OCA called CARE. Our overall development program for OCA in NASH is expected to include a number of trials, such as the Phase 2 clinical trial, referred to as the CONTROL trial, to assess the lipid metabolic effects of OCA and the effects of concomitant statin administration in NASH patients for which topline results were reported in July 2017. Furthermore, we completed a Phase 1 clinical trial for INT-767, an earlier stage product candidate. Our expenses could increase if we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

As of September 30, 2017, we had $492.7 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses will fall in the middle of our previously guided range of $380 million to $420 million in the fiscal year ending December 31, 2017, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued commercialization of Ocaliva in PBC in the United States and other markets, and continued clinical development for OCA in PBC and NASH and our other earlier stage pipeline programs. We may make additional investments over 2017 as our business evolves. Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our clinical development and commercialization activities, despite having started to generate revenues from product sales. Because successful development and commercialization of our products and product candidates is uncertain, we are unable to estimate the actual funds required to complete the research and development and commercialization of our products and product candidates.

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

Due to the many variables inherent to the development and commercialization of novel therapies, such as the risks described in this “Risk Factors” section of this quarterly report on Form 10-Q, and our rapid growth and expansion, we currently cannot accurately or precisely predict the duration beyond mid-2018 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue the initial commercialization of Ocaliva for PBC in the United States, the European Union and other jurisdictions where it has received marketing approval;

•	prepare for and initiate the commercial launch of Ocaliva in PBC in certain other target markets across the world, but not commercially launch Ocaliva in PBC in other non-target countries across the world;
•	continue and expand our clinical development programs for OCA in PBC and NASH, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC; and
•	conduct further assessments of OCA for use in PSC and potentially initiate, but not complete, additional clinical trials for OCA in PSC.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our commercialization plans and our research and development activities and building our global infrastructure to support these activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in jurisdictions where it has received marketing approval;
•	our ability to receive marketing approval of Ocaliva for PBC in countries where it has not received marketing approval based on our regulatory submissions package and our work completed to date, including the willingness of the relevant regulatory authorities to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC;
•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC in the jurisdictions where it receives marketing approval;
•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH, PSC and other indications, such as the COBALT trial, the REGENERATE trial, the upcoming Phase 3 trial in NASH patients with cirrhosis or other trials we may conduct;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the expansion of our research and development activities and the product candidates that we pursue, including our product candidates in preclinical development such as INT-777;
•	the expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our products and product candidates;
•	market acceptance of our products and product candidates, which may be affected by reimbursement from payors;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	the effect of competing technological and market developments; and
•	other cash needs that may arise as we continue to operate our business.

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

Ocaliva is contraindicated for PBC patients with complete biliary obstruction in the United States and the European Union. For patients with moderate or severe hepatic impairment (Child Pugh B or C cirrhosis), who represent approximately 3% of PBC patients, the U.S. label for Ocaliva in PBC includes an adjustment in the dosing regimen and the EU label recommends an adjusted dosing regimen due to potential exposure levels in this population. For patients with HDL reductions and no response to Ocaliva after one year at the maximum tolerated dose, the U.S. label asks prescribing physicians to weigh the risks against the benefits of continuing treatment.

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, we issued a dear healthcare provider letter and the FDA also subsequently issued their own safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of close monitoring of PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In addition to the DHCP letter, we have taken actions to enhance education about appropriate use of Ocaliva. These initiatives include: reeducating physicians on the label, with a focus on ensuring appropriate dosing for patients with moderate or severe hepatic impairment; enhancing monitoring of patients for liver-related adverse reactions; and completing adjudication of all reported cases of serious liver injury, including in patients with no or mild hepatic impairment. Pursuant to the FDA's safety communication, we have been working with the FDA on updates to the label to better ensure appropriate and safe use of Ocaliva and anticipate the updated label by early 2018. These events may cause decreased demand for our product candidates and loss of revenues.

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

During the ongoing LTSE phase of CONTROL, there has been one patient death due to acute renal and liver failure. While we determined it could not be ruled out that this was possibly related to treatment, the principal investigator and the independent data safety monitoring committee determined the death was unlikely related to OCA.

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

As of September 30, 2017, we were the owner of record of over 110 issued or granted U.S. and non-U.S. patents relating to OCA with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds, and methods of using these compounds in various indications. We were also the owner at that date of record of over 100 pending U.S. and non-U.S. patent applications relating to OCA in these areas.

In addition, as of September 30, 2017, we were the owner of record of approximately 220 issued or granted U.S. and non-U.S. patents relating to our product candidates other than OCA, with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds and methods of using these compounds in various indications. We were also the owner of record of approximately 70 pending U.S. and non-U.S. patent applications relating to such other product candidates in these areas.

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

We have applied for and obtained a number of trademarks and service marks to further protect the proprietary position of our products. As of September 30, 2017, we have over 580 trademark and service mark registrations and over 290 pending trademark and service mark applications in the United States and abroad. Our trademark applications may not be allowed for registration or our registered trademarks may not be maintained or enforced. During prosecution of applications for trademark registration, we may receive rejections or refusals. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

The trading market in our common stock has been extremely volatile. The quotation of our common stock on The NASDAQ Global Select Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of September 30, 2017, approximately 30.1% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities (other than FMR LLC, Carmignac Gestion, Capital World Investors, Ameriprise Financial, Inc. and their respective affiliates) and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

We were previously, and are currently, subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention.

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

A lawsuit has been filed alleging, among other things, that we and certain of our officers violated federal securities laws by making allegedly material false and/or misleading statements regarding our business, operational and compliance policies. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. While we believe we have meritorious defenses and intent to rigorously defend ourselves, we cannot predict the outcome of this lawsuit.

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

Genextra S.p.A., together with its affiliates, whom we refer to collectively as Genextra, is our largest stockholder. As of September 30, 2017, Genextra owned 6,454,953 shares of our common stock. The shares of common stock owned by Genextra represented approximately 25.7% of our outstanding common stock as of September 30, 2017. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the nine months ended September 30, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1 and September 30, 2017, we did not issue or sell any shares on an unregistered basis.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: November 6, 2017	By:	/s/ Mark Pruzanski
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	First Amendment to Lease Agreement between Legacy Yards Tenant LP and the Registrant, dated as of June 27, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at September 30, 2017 (unaudited) and December 31, 2016 (audited), (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

