Form 10-K
period 2017-12-31
INTERCEPT PHARMACEUTICALS INC
filed 2018-02-28
CIK 1270073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2017 was approximately $998,888,156. As of December 31, 2017, there were 25,172,678 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2018 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to successfully commercialize Ocaliva (obeticholic acid, or OCA) in primary biliary cholangitis, or PBC;
•	our ability to maintain our regulatory approval of Ocaliva in PBC in the United States, Europe, Canada and other jurisdictions in which we have or may receive marketing authorization;
•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;
•	the timing of and our ability to obtain regulatory approval of OCA in indications other than PBC and regulatory approval of any other product candidates we may develop;
•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings in the label of any products or product candidates;
•	our plans to research, develop and commercialize our products and product candidates;
•	our ability to obtain and maintain intellectual property protection for our products and product candidates;
•	our ability to successfully commercialize our products and product candidates;
•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any of our products, which may be affected by the reimbursement received from payors;
•	the success of competing drugs that are or become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;
•	our use of cash and short term investments; and
•	our ability to attract and retain key scientific or management personnel.

ii

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report, particularly in Item 1.A. “Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report and the documents that we have filed as exhibits to this Annual Report with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Note Regarding Trademarks

The Intercept Pharmaceuticals® name and logo and the Ocaliva® name and logo are either registered or unregistered trademarks or trade names of Intercept Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Annual Report are the property of their respective owners.

iii

Part I

All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Unless the context requires otherwise, references in this Annual Report to “Intercept,” the “Company,” “we,” “us,” and “our” refer to Intercept Pharmaceuticals, Inc. and its consolidated subsidiaries.

Item 1.	Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat non-viral, progressive liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our one marketed product, OCA, and portfolio of clinical product candidates have the potential to treat orphan and more prevalent liver diseases for which, currently, there are limited therapeutic solutions.

OCA was approved in the United States in May 2016 for use in patients with PBC, under the brand name Ocaliva® (obeticholic acid). OCA is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid, that selectively binds to and activates the farnesoid X receptor, or FXR. We believe OCA has broad liver-protective properties and may effectively counter a variety of chronic insults to the liver that cause fibrosis, or scarring, which can eventually lead to cirrhosis, liver transplant and death. We commenced sales and marketing of Ocaliva in the United States shortly after receiving such marketing approval, and Ocaliva is now available to patients primarily through a network of specialty pharmacy distributors. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. We have submitted or are in the process of submitting dossiers to a number of reimbursement authorities in the European Union. In May 2017, Health Canada granted a conditional approval for Ocaliva in PBC and we commenced our commercial launch in July 2017. We also plan to file for marketing authorization for OCA in PBC in other target markets.

We are currently evaluating our future development strategy for OCA in other indications, including a variety of other non-viral progressive liver diseases such as nonalcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and biliary atresia.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. In May 2017, we completed enrollment of the interim analysis cohort for the REGENERATE trial. We anticipate top-line results from the interim analysis in the first half of 2019. We have also completed a Phase 2 clinical trial, known as the CONTROL trial, the goal of which was to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We announced that this trial met its primary endpoint in July 2017. We continue to work towards expanding our overall NASH development program with additional trials and studies, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial, which we announced in February 2018.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases. For example, in July 2017, we announced top-line results of our Phase 2 AESOP trial in PSC which evaluated the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. This trial achieved its primary endpoint, which we believe establishes a proof-of-concept of OCA in a second cholestatic liver disease. We plan to discuss these results with regulatory authorities to formulate our future development plans for OCA in PSC.OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and PSC and breakthrough therapy designation from the U.S. Food and Drug Administration, or FDA, for the treatment of NASH patients with liver fibrosis.

For information regarding our financial performance, including net product sales for Ocaliva in PBC and expenditures on research, development and clinical trials, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information related to our significant customers is set forth in Note 3, “Concentration of Credit Risk” and “Accounts Receivable” to our consolidated financial statements included in this Annual Report. Other financial information such as our total assets, net loss and operating expenses can be found in our consolidated financial statements included elsewhere in this Annual Report.

The development and commercialization of pharmaceutical drugs involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our business are discussed in the “Risk Factors” section of this Annual Report.

OCA Development on Liver Diseases with Limited/No Approved Therapies

The following chart shows the current stage of development of OCA in different patient populations:

Our current patents for OCA are scheduled to expire at various times through 2033. We own or have rights to various trademarks, copyrights and trade names used in our business, including rights to OCA worldwide except for China, where we have exclusively licensed OCA to Sumitomo Dainippon Pharma Co. Ltd., or Sumitomo Dainippon.

By virtue of our patent portfolio and the proprietary know-how of our employees and our collaborators at the University of Perugia, we believe that we hold a leading position in the fields of bile acid chemistry and therapeutics. Starting with OCA and its underlying patents, which were assigned to us under our agreements with Professor Roberto Pellicciari, Ph.D., one of our co-founders, other researchers and the University of Perugia, our collaboration has resulted in a pipeline of bile acid analogs in addition to OCA. Through our collaboration with Professor Pellicciari and TES Pharma Srl, we are continuing our research to rationally design compounds that bind selectively and potently to FXR and other bile acid receptors.

Ocaliva Label Update

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients prescribed OCA with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a dear healthcare provider letter and the FDA also subsequently issued its own safety communication to reinforce recommended dosing in accordance with the Ocaliva label. Both communications reminded healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions.

In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforce the existing dosing schedule for patients with Child-Pugh Class B, or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and are working with relevant regulatory authorities, including the European Medicines Agency, or EMA, to ensure that the Ocaliva label in such jurisdictions sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis.

Our Strategy

Our strategy is to develop and commercialize novel therapeutics for patients with progressive non-viral liver diseases, beginning with OCA for the treatment of PBC, NASH and other follow-on indications that we believe are underserved by existing marketed therapies. The key elements of our strategy are to:

•	commercialize OCA in the United States, Europe, Canada and other countries, initially for the treatment of PBC;
•	continue to develop OCA for the treatment of NASH and seek regulatory approval of OCA in this indication;
•	continue to develop OCA in other orphan and more prevalent liver diseases; and
•	maintain infrastructure and personnel in the United States and internationally to support our product development and commercialization efforts, as well as our operations as a public company.

In order to achieve our strategic objectives, we have, and will remain, focused on hiring and retaining a highly skilled management team and employee base with extensive experience and specific skill sets relating to the selection, development and commercialization of therapies for liver diseases with high unmet medical need.

Overview of Liver Function, Bile Acids and Chronic Liver Diseases

The liver performs many functions that are vital for maintaining health, including the regulation of bile acid metabolism. Bile acids are natural detergent-like emulsifying agents that are released from the gallbladder into the intestine when food is ingested, and are essential for the absorption of dietary cholesterol and other nutrients. Cholesterol bound by bile acids is taken up by the liver, where the cholesterol is then converted into one of two primary bile acids. The bile acids are then actively secreted into bile ducts, which eventually empty into the gallbladder. This digestive cycle of bile flow from gallbladder to intestine to liver and back is called the enterohepatic recirculation of bile.

In addition to facilitating nutrient absorption, bile acids act as important signals that help regulate multiple other biological functions. They are also complex signaling molecules that integrate metabolic and immune pathways involved in the healthy functioning of various tissues and organs. For example, the actions of bile acids in the liver, intestine and kidney regulate repair mechanisms that modulate inflammation and fibrosis, or scarring, which can lead to progressive organ damage.

The biological effects of bile acids are mediated through dedicated receptors. The best understood receptor is FXR, a nuclear receptor that regulates bile acid synthesis and clearance from the liver, thereby preventing excessive bile acid build-up in the liver, which may be toxic. As such, FXR is a target for the treatment of several liver diseases such as PBC and PSC that involve impaired bile flow, a condition called cholestasis. In cholestasis, the liver is typically exposed to higher than normal levels of bile acids, which can cause significant damage over time. In addition, bile acid activation of FXR induces anti-fibrotic, anti-inflammatory, anti-steatotic and other mechanisms that are necessary for the normal regeneration of the liver. As a result, FXR is also a target for the treatment of more common liver diseases such as NASH and alcoholic hepatitis. Further, based on the discovery of similar FXR-mediated protective mechanisms in other organs exposed to bile acids, we believe that FXR may also be a potential target for the treatment of a number of intestinal, kidney and other diseases.

Ocaliva

Overview

OCA was approved in the United States in May 2016 under the accelerated approval pathway for use in patients with PBC under the brand name Ocaliva. We commenced sales and marketing of Ocaliva in the United States shortly after receiving such marketing approval, and Ocaliva is now available to patients primarily through a network of specialty pharmacy distributors. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in certain markets in January 2017. We have submitted or are in the process of submitting dossiers to a number of reimbursement authorities in the European Union. In May 2017, Health Canada granted a conditional approval for Ocaliva in PBC and we commenced our commercial launch in Canada in July 2017.

Primary Biliary Cholangitis (PBC)

PBC is a rare liver disease that primarily results from autoimmune destruction of the bile ducts that transport bile acids out of the liver, resulting in cholestasis. The build-up of bile acids in the liver damage liver cells. These damaged liver cells, in turn, release abnormal amounts of serum alkaline phosphatase, or ALP, a liver enzyme that is a key biomarker of the disease pathology. As shown in numerous clinical trials of treatment with ursodeoxycholic acid, available generically as ursodiol, a positive therapeutic response is primarily determined by sustained reduction of ALP levels, along with maintenance of normal bilirubin levels, indicating adequately compensated liver function. This biochemical improvement has been shown to correlate well with improved clinical outcomes such as transplant-free survival. As the disease progresses, it causes progressive liver damage marked by chronic inflammation and fibrosis. Despite its rarity, PBC is the most common cholestatic liver disease and is the second leading indication for liver transplant among women in the United States. Disease progression in PBC varies significantly, with median survival in untreated patients of 7.5 years if symptomatic at diagnosis and up to 16 years if asymptomatic at diagnosis. PBC patients whose disease is progressing have persistently elevated levels of ALP and other liver enzymes, with abnormal bilirubin levels heralding more advanced disease. Data from published long-term studies demonstrate that a significant portion of such patients with advancing disease progress to liver failure, transplant or death within five to ten years.

An estimated 90% of PBC patients are women, with approximately one in 1,000 women over the age of 40 afflicted by the disease. The mean age of diagnosis is about 40 years and the typical initial presentation occurs between the ages of 30 and 65 years. A majority of PBC patients are asymptomatic at the time of initial diagnosis, but most develop symptoms over time. Fatigue and pruritus, or itching, are the most common symptoms in PBC patients. Less common symptoms include dry eyes and mouth, as well as jaundice, which can be seen in more advanced disease. Based on the guidelines of the American Association for the Study of Liver Disease and the European Association for the Study of the Liver, the clinical diagnosis of PBC is established based on the presence of (i) a positive anti-mitochondrial antibody, or AMA, a marker of this autoimmune disease seen in up to 95% of PBC patients, and (ii) elevated serum levels of ALP. In the earlier stages of PBC, ALP is often the only abnormally elevated liver enzyme, rising to between two to ten times higher than normal values. Bilirubin is a marker of liver function and is also monitored in PBC to provide an indication of how well the liver is functioning. Liver biopsy can be used to confirm the diagnosis of PBC, but is not required and is becoming less-frequently performed.

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

Ocaliva Phase 3 Clinical Trial in PBC

The approval of Ocaliva in the United States, Europe and Canada was supported by the results of the pivotal Phase 3 POISE trial, which was completed in March 2014. The POISE data showed that Ocaliva, at both a once-daily 10 mg dose and a once-daily 5 mg dose titrated to 10 mg, met the trial’s primary endpoint of achieving a reduction in ALP to below a threshold of 1.67 times the upper limit of normal, or ULN, with a minimum of a 15% reduction in ALP level from baseline, and a normal bilirubin level after 12 months of therapy. The percentage of patients meeting the POISE trial primary endpoint was 10% in the placebo group, 47% in the 10 mg Ocaliva group and 46% in the Ocaliva titration group (both dose groups p < 0.0001 as compared to placebo) in an intent-to-treat analysis. The placebo group experienced a mean decrease in ALP from baseline of 5%, compared to a significant mean decrease of 39% in the 10 mg Ocaliva dose group and 33% in the Ocaliva titration group (both dose groups p < 0.0001 as compared to placebo). Pruritus, generally mild to moderate, was the most frequently reported adverse event associated with Ocaliva treatment.

Ongoing Confirmatory Clinical Outcomes Trial and Other Post Marketing Requirements

In connection with Ocaliva’s accelerated approval in the United States and conditional approval in the European Union, we committed to conduct a Phase 4 confirmatory outcomes trial of Ocaliva, known as the COBALT trial, to support post-marketing regulatory requirements. The goal of the trial is to confirm that reduction of ALP with OCA treatment is associated with a longer-term benefit on liver-related clinical outcomes. This trial is currently enrolling patients and is expected to be completed on a post-marketing basis.

COBALT is designed to assess the effect of a once-daily dose of 5 mg or 10 mg of Ocaliva in approximately 430 PBC patients with an inadequate therapeutic response to ursodiol or who are unable to tolerate ursodiol. In this trial, eligible patients with PBC continue their ursodiol treatment, except for those patients unable to tolerate ursodiol, and are being randomized into one of two treatment arms of approximately 215 patients each. Patients are randomized to receive either placebo or Ocaliva starting at 5 mg and increasing over the course of the trial to 10 mg of Ocaliva based on tolerability. Dosing frequency will be determined by disease stage. The primary endpoint of the trial is based on clinical outcomes as measured by time to first occurrence of any of the following adjudicated events: death (all-cause), liver transplant, Model of End Stage Liver Disease, or MELD, score greater than 15, hospitalization due to variceal bleeding, encephalopathy or spontaneous bacterial peritonitis, uncontrolled ascites or hepatocellular carcinoma. The study evaluates subjects across the spectrum of PBC disease, including early and advanced PBC.

We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. Finally, we have also agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or severe hepatic impairment. Full approval for Ocaliva in PBC may be contingent upon the verification and description of clinical benefit in confirmatory trials.

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a dear healthcare provider letter, or DHCP letter, and the FDA also subsequently issued its own drug safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In addition to the DHCP letter, we have taken actions to enhance education about appropriate use of Ocaliva. These initiatives include: reeducating physicians on the label, with a focus on ensuring appropriate dosing for patients with moderate or severe hepatic impairment; enhancing monitoring of patients for liver-related adverse reactions; and completing adjudication of all reported cases of serious liver injury, including in patients with no or mild hepatic impairment.

In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforce the existing dosing schedule for patients with Child-Pugh Class B, or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and are working with relevant regulatory authorities, including the European Medicines Agency, or EMA, to ensure that the Ocaliva label in such jurisdictions sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis.

PBC Market Opportunity

Prior to Ocaliva, the only approved drug for the treatment of PBC was ursodeoxycholic acid, available generically as ursodiol, which is widely considered the standard first line therapy for PBC patients. In patients for whom ursodiol is effective, the treatment slows the progression of PBC, reducing the likelihood of liver failure and the need for transplant.

According to our analysis of 2016 industry data, there are approximately 290,000 people with PBC in our target markets, consisting of the United States, certain European countries, Canada, Australia and New Zealand. Based on our analysis of this 2016 data, we believe approximately 119,000 patients in our target markets have been diagnosed and are under the care of a physician for PBC. We are focusing our commercial efforts on the estimated 37,000 diagnosed PBC patients who have elevated ALP levels of at least 1.67 times ULN, despite receiving treatment with ursodiol. Of those PBC patients, approximately 15,000 are estimated to be in the United States and 22,000 in our target countries outside of the United States. In addition, we believe another 8,000 patients in our target countries, including approximately 4,000 patients in the United States, are intolerant to ursodiol or have discontinued ursodiol treatment due to lack of efficacy. Finally, we believe there are approximately an additional 35,000 patients in our target countries, including approximately 15,000 in the United States, who have an elevated ALP greater than ULN but less than 1.67 times ULN who may be treated with Ocaliva.

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

Clinical Development Status

As part of our lifecycle management strategy for OCA, we are pursuing the clinical development of Ocaliva as a potential treatment for NASH, PSC and biliary atresia.

Nonalcoholic Steatohepatitis (NASH)

Overview of NASH

NASH is a common and progressive chronic liver disease caused by excessive fat accumulation in the liver, or steatosis, that induces inflammation and may lead to progressive fibrosis and cirrhosis, which may eventually result in liver failure and death. In NASH patients, for reasons that are not yet completely understood, steatosis and other factors such as insulin resistance induce chronic inflammation in the liver and may lead to progressive fibrosis and cirrhosis, followed by eventual liver failure and death. More than 20% of patients with NASH progress to cirrhosis within a decade of diagnosis and, compared to the general population, have a ten-fold greater risk of liver-related mortality. Owing to the rapidly increasing prevalence of the disease, NASH has become the second most common reason for liver transplant in the United States and is projected to become the leading indication for transplant in the next few years, overtaking both chronic hepatitis C infection and alcoholic liver disease. Additionally, NASH is now considered to be the leading, and a rapidly increasing, cause of hepatocellular carcinoma, or primary liver cancer, of which up to 40% of cases in NASH patients develop prior to developing cirrhosis.

Although difficult to precisely estimate, current epidemiology research estimates that the global prevalence of NASH is approximately 3 – 5% and is expected to increase markedly by 2030. Fibrosis is the most robust predictor of long-term overall mortality, liver transplantation, and liver-related events in patients with NASH. More than 30% of those patients are believed to have fibrosis of stage 2 or greater. Although the prevalence of NASH is lower in children, it has also become a serious disease burden in the pediatric population. Other common co-existing conditions such as obesity and type 2 diabetes, which are present in a majority of NASH patients, raise important risks. NASH has been linked in both developed and developing countries to the adoption of a Western diet, with increased consumption of processed foods containing polyunsaturated fatty acids and fructose.

Currently, a definitive diagnosis of NASH is based on a histologic assessment of a liver biopsy for several key features associated with NASH, including, but not limited to, steatosis, lobular inflammation and hepatocyte ballooning. However, several imaging and circulating biomarkers are being investigated as non-invasive diagnostic methods, including transient elastography (an ultrasound technology approved in Europe and more recently in the United States for the measurement of liver fibrosis), magnetic resonance imaging and serum biomarkers. NASH diagnosis rates in the United States and the EU5 countries are very low, owing to a lack of approved treatment options and a lack of validated non-invasive diagnosis options. We believe the availability of novel therapeutics and non-invasive technologies will be instrumental in improving diagnosis rates.

Currently Available Treatment Options for NASH

There are currently no drugs approved for the treatment of NASH. However, various therapeutics are used off-label, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care, but have not conclusively been shown to prevent disease progression.

NASH Unmet Medical Need

Although some of the off-label treatments described above have been studied as possible treatments for NASH, none has been approved by the FDA or EMA as a treatment for this disease. Currently, treatment options for NASH patients with advanced cirrhosis are limited. Although liver transplant can be life-saving, many patients fail to receive a donor organ in time, and for those who do, there are very significant clinical risks, such as infection and organ rejection, as well as significant costs. In addition, the post-transplant recurrence rate of NASH has been shown to be as high as 25% at 18 months. Given the lack of available treatment options, we believe that there is a significant unmet need for novel therapies for NASH, particularly in those patients with advanced fibrosis and cirrhosis and those with a high risk of disease progression due to other co-morbidities such as type 2 diabetes.

Breakthrough Therapy Designation

In January 2015, OCA received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. The breakthrough therapy designation was created by the FDA to speed the availability of new therapies for serious or life-threatening conditions. Drugs qualifying for this designation must show credible evidence of a substantial improvement on a clinically significant endpoint over available therapies, or over placebo if there is no available therapy. The breakthrough therapy designation constitutes one of four expedited programs for serious conditions including accelerated approval, priority review and fast-track designation, all of which can also be granted to the same drug if relevant criteria are met. The breakthrough therapy designation confers several benefits, including intensive FDA guidance and discussion and eligibility for submission of a rolling new drug application, or NDA.

Current Status of Clinical Trials

We have conducted or are conducting various clinical trials for the treatment of NASH, including clinical trials required in order to successfully obtain an NDA.

FXR activation has been shown to play a key role in the regulation of the metabolic pathways relevant to NASH, highlighting FXR as a potential drug target for treatment of the disease. Given the significant unmet medical need of patients with NASH, we believe that the ability of OCA to potently activate FXR has the potential to convey clinical benefit through potential amelioration or reversal of liver fibrosis, inflammation, steatosis, and insulin resistance. This is supported by preclinical and clinical results obtained to date, and further investigated in our ongoing clinical trial program. For example, in animal models, sustained FXR activation with OCA treatment has resulted in the reversal of liver fibrosis, the reversal of portal hypertension, the prevention of atherosclerosis, and improvements in triglycerides, inflammation, steatosis and insulin sensitivity. Mice that lack functional FXR (so-called knockout mice) spontaneously develop NASH accompanied by hypertriglyceridemia and insulin resistance, and go on to develop hepatocellular carcinoma, or primary liver cancer. We believe that the combined mechanisms of FXR activation, coupled with the occurrence of NASH in animals lacking FXR, support the potential disease-modifying therapeutic potential of OCA in directly addressing the underlying disease pathology in NASH.

(a) Phase 2 Trial in Type 2 Diabetic Patients with NAFLD

We previously completed a double-blind, placebo-controlled Phase 2 clinical trial of OCA in 64 type 2 diabetic patients with NAFLD. In this trial, OCA therapy significantly improved insulin sensitivity both in the liver and peripheral tissues, thereby meeting the primary endpoint in the trial with a mean improvement in liver insulin sensitization from baseline of approximately 24.5% in the combined OCA dose groups, as compared to a worsening of approximately 5.5% in the placebo group (p = 0.011). Insulin resistance, particularly in the liver, is considered to be an important contributor to NASH disease pathology. In this trial, significant reductions in body weight were also noted in patients receiving OCA therapy, along with improvements in liver enzymes such as gamma-glutamyl transferase, or GGT, and aspartate transaminase, or AST.

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

(b) Phase 2 FLINT Trial for NASH

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

(i) Primary Endpoint

The percentage of patients meeting the FLINT primary histological endpoint, based on liver biopsies, was defined as a decrease in the NAFLD Activity Score, or NAS, of at least two points with no increase in the fibrosis score following 72 weeks of treatment, was 45% in the OCA treatment group and 21% in the placebo group (p = 0.0002, n = 219). The mean pre-treatment baseline NAS for patients in the OCA treatment group was 5.3 of a total possible score of eight (comprised of hepatocellular ballooning 0 – 2, lobular inflammation 0 – 3 and steatosis 0 – 3). Subgroup analyses showed significant response rates in the OCA treatment group in patients with risk factors for disease progression, including baseline fibrosis stage, co-morbid type 2 diabetes mellitus, alanine transaminase, or ALT, insulin resistance and severe obesity (each factor p < 0.05 for OCA compared to placebo based on 95% confidence interval of published odds ratios). The graph below shows the results of the primary endpoint in the FLINT trial and the improvements in NAS for various subgroups published in the Lancet.

Primary Endpoint: Improvement in NAS by ≥ Two Points with no Worsening of Fibrosis

*	p < 0.05, *** p < 0.001. P-values calculated with the Cochran-Mantel-Haenszel test, stratified by clinic and diabetes status.
(ii) Secondary Efficacy Endpoint: Fibrosis Improvement

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

(iii) Secondary Efficacy Endpoint: NASH Resolution

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
Intercept Retrospective Subgroup Analysis*

*	p < 0.05, ** p < 0.01. P-values calculated with the Cochran-Mantel-Haenszel test, stratified by clinic and diabetes status. NS indicates that the results are not significant.

Retrospective analyses after the unblinding of results can potentially introduce bias and regulatory authorities typically give greatest weight to results from pre-specified analyses as compared to retrospective analyses.

(iv) Additional Secondary Endpoints

More OCA-treated patients experienced significant improvements in the major histological features of NASH, including steatosis (61% versus 38%, p = 0.001), lobular inflammation (53% versus 35%, p = 0.006) and hepatocellular ballooning (46% versus 31%, p = 0.03), as compared to the placebo treatment group. Trends were similar between the two treatment groups for portal inflammation, which is not a component of NAS and is typically mild in adult NASH patients.

The histological improvements observed in OCA-treated patients versus placebo were accompanied by significant reductions in relevant biochemical parameters, including the serum liver enzymes ALT (p < 0.0001), AST (p = 0.0001) and GGT (p < 0.0001), each of which were above generally accepted normal limits at baseline, and total bilirubin (p = 0.002). A modest but statistically significant increase in alkaline phosphatase, or ALP (p < 0.0001) in the OCA treatment group was also observed, but levels remained within typical normal limits.

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

A post-hoc analysis showed OCA-treated patients who initiated statins during the FLINT trial (n = 26) experienced a rapid reversal of their observed mean LDL-C increase to below baseline levels, with a mean decrease after 72 weeks of treatment of -18.9 mg/dL. In contrast, other OCA-treated patients with no reported initiation or change in statin therapy experienced an increase in LDL-C that peaked at week 12 and was sustained over the 72 week treatment period. Patients treated with statins at baseline who maintained statin treatment over the duration of the study (n = 50) experienced a mean LDL-C increase of 8.7 mg/dL at 72 weeks. Patients not treated with statins during the study (n = 65) experienced a mean LDL-C increase of 16.0 mg/dL. Treatment related LDL-C increases in all groups reversed with treatment discontinuation. This analysis suggests that the OCA-associated LDL-C increase reaches a maximum peak and plateaus soon after initiation of therapy and that concomitant statin use in NASH patients receiving OCA may mitigate treatment-related LDL-C increases.

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

(v) Safety and Tolerability

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

(c) Phase 2 Sumitomo Dainippon Trial for NASH

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

This trial did not meet statistical significance for the primary endpoint. The ITT results in the table below show a dose dependent increase in the percentage of OCA-treated patients compared to placebo who achieved the primary endpoint (p = 0.053, not significant). The 40 mg OCA dose group achieved statistical significance on the primary endpoint compared to placebo (p = 0.0496). Dose-dependent trends not reaching statistical significance were also observed for several other pre-specified histologic endpoints, including the percentage of patients with steatosis and inflammation improvement, ballooning resolution and NASH resolution. No difference was seen in fibrosis improvement in the OCA groups compared to placebo.

ITT Results	Placebo N = 50	10 mg N = 50	20 mg N = 50	40 mg N = 50
NAS improvement ≥ 2 points with no worsening of fibrosis	10 (20)%	11 (22)% p = 0.8070**	14 (28)% p = 0.3378**	19 (38)% p = 0.0496**	p = 0.053*

*	Primary efficacy analysis is a stratified Cochran-Armitage test with multiple contrast coefficients. Statistical significance is based on a p-value < 0.05.
**	The secondary efficacy analysis is a CMH (Cochran-Mantel-Haenszel) test stratified by baseline fibrosis stage for Pairwise comparison of each OCA group compared to the placebo group. The multiplicity was not adjusted.

In the completer analysis, similar dose dependent effects were observed, with 51% of patients in the 40 mg dose group compared to 22% in the placebo group meeting the primary endpoint (p = 0.0061).

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

(d) Phase 2 CONTROL Trial

In December 2015, we initiated the Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients.

CONTROL enrolled 80 NASH patients who were naïve to statin therapy or had undergone a statin washout period. The study included a 16-week double-blind phase followed by an optional two-year long-term safety extension phase.

At the end of the 16-week double-blind treatment period, the CONTROL trial met its primary endpoint in July 2017 by showing that newly initiated treatment with atorvastatin rapidly reversed OCA-associated increases in LDL to below baseline levels. Most of the effect was observed four weeks after initiation of the lowest available dose of atorvastatin and was sustained throughout the study period.

During the long-term safety extension phase of CONTROL, there has been one patient death. The principal investigator determined that the events leading to the patient’s death were unlikely related to OCA.

(e) Phase 3 REGENERATE Trial

We are currently conducting a Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial.

The REGENERATE trial was designed following discussions with the FDA and EMA. The study population is expected to primarily be comprised of Western NASH patients with histologic evidence of stage 2 or stage 3 liver fibrosis. In addition, the trial will include an exploratory cohort of NASH patients with histologic evidence of early stage 1 liver fibrosis and concomitant diabetes, obesity or elevated ALT, who are at increased risk of disease progression to cirrhosis. These patients with early stage 1 liver fibrosis will not be included in the primary endpoint analysis.

REGENERATE is designed as a double-blind, placebo-controlled Phase 3 clinical trial and is expected to enroll approximately 2,000 NASH patients at more than 350 qualified study sites worldwide and assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Patients are being randomized into one of three groups receiving a once-daily dose of placebo, 10 mg OCA or 25 mg OCA.

REGENERATE includes a pre-planned interim histology analysis after 72 weeks of treatment in patients with stage 2 or 3 liver fibrosis. If successful, the interim analysis for REGENERATE is intended to serve as the basis for seeking initial U.S. and international marketing approvals of OCA for the treatment of NASH patients with liver fibrosis. The REGENERATE trial will remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis.

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

As a result of these changes, we anticipate that the interim analysis cohort for REGENERATE will consist of approximately 750 NASH patients with stage 2 or 3 fibrosis. In May 2017, we completed enrollment of the interim analysis cohort for the REGENERATE trial and we anticipate top-line results from the interim analysis in the first half of 2019. We currently intend to seek initial U.S. and international marketing approvals of OCA for the treatment of NASH patients with liver fibrosis based on the interim results from our REGENERATE trial.

In a retrospective analysis of data from the FLINT trial conducted in a REGENERATE-matched patient cohort, approximately 43% of OCA-treated patients as compared to approximately 21% of patients on placebo, achieved at least a one stage improvement in liver fibrosis without any worsening of NASH (p=0.0059). In a similar retrospective analysis on the FLINT data using the definition we selected for NASH resolution, approximately 20% of OCA-treated patients, as compared to approximately 6% of patients on placebo achieved NASH resolution with no worsening of fibrosis (p = 0.0289).

(f) Phase 3 REVERSE Trial

We have initiated a Phase 3 trial in NASH patients with cirrhosis, known as the REVERSE trial. REVERSE is a randomized, double-blind, placebo-controlled, multi-center study to evaluate the efficacy and safety of OCA in approximately 540 patients with a biopsy-confirmed diagnosis of cirrhosis due to NASH.

The primary endpoint of the study is the percentage of subjects with histological improvement in fibrosis by at least one stage using the NASH Clinical Research Network scoring system after 12 months of treatment. Patients are being randomized in a 1:1:1 ratio to one of the three treatment arms: once-daily dosing of OCA 10 mg, once-daily OCA 10 mg with titration to 25 mg at three months, or placebo. Patients who successfully complete the double-blind phase of REVERSE will be eligible to enroll in an open-label extension phase for up to 12 additional months.

Primary Sclerosing Cholangitis (PSC)

PSC is a rare, serious, chronic cholestatic liver disease characterized by a progressive, autoimmune-based destruction of bile ducts with eventual onset of cirrhosis and its complications.

PSC is usually diagnosed by preliminary assessment of liver biochemistry, with or without reported symptoms, and confirmed by cholangiography, typically magnetic resonance cholangiopancreatography or endoscopic retrograde cholangiopancreatography, or ERCP. ALP is elevated in most PSC patients, consistent with cholestasis, and ALT and GGT are also typically elevated, but not in all cases. Bilirubin is often normal in early-stage PSC but increases with progression of the disease. The mean age at diagnosis is approximately 40 years. Approximately 75% of PSC patients have overlapping inflammatory bowel disease, principally ulcerative colitis.

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

Despite evaluation of multiple investigational treatments, liver transplant is currently the only treatment shown to improve clinical outcomes. Ursodiol is often used for the treatment of PSC due to improvements in liver biochemistry following initiation of therapy. Despite general biochemical improvement, ursodiol has not been shown to improve transplant-free survival and, at high doses, has been associated with increased risk for serious complications. However, as there are no approved drugs for the treatment of PSC, some physicians treat patients with ursodiol, typically at a dose of 13 to 15 mg/kg/day. PSC is the fourth leading indication for liver transplant. However, the post-transplant recurrence rate of PSC has been shown to be as high as 20%.

Phase 2 AESOP Trial: OCA as Therapy in PSC

In July 2017, we announced top-line results from an international Phase 2 clinical trial, known as the AESOP trial, to evaluate the effects of 24 weeks of treatment with varying doses of OCA compared to placebo in patients with PSC. The primary endpoint was the reduction of serum ALP levels, as compared to placebo. In addition, OCA’s effect on other secondary liver function endpoints, as well as symptoms of ulcerative colitis (a disease occurring in the majority of patients with PSC) was assessed. In October 2017, additional results from the AESOP trial were presented. OCA achieved the primary endpoint of the AESOP trial: patients receiving 5 mg of OCA daily with the option to titrate to 10 mg achieved a statistically significant reduction in ALP as compared to placebo at week 24 (p < 0.05). Patients were randomized to one of three treatment groups: placebo, OCA 1.5 – 3 mg and OCA 5 – 10 mg (with dose titration occurring at the 12-week midpoint).

(U/L)	Placebo (N = 25)	OCA 1.5 – 3 mg (N = 25)		OCA 5 – 10 mg (N = 26)
Mean Baseline ALP	563	423		429
Least Squares (LS) Mean Change from Baseline in ALP at Week 12	-53	-57		-135	*
LS Mean Change from Baseline in ALP at Week 24	-27	-105		-110*†
LS Mean Percent Change from Baseline at Week 24	+1%	-22	%*	-22	%*

*	p < 0.05
†	Primary endpoint was ALP change for OCA 5 – 10 mg compared to placebo at week 24.

Patients in the OCA 1.5 – 3 mg group achieved statistically significant reductions in ALP versus placebo as measured by least square, or LS, mean percent change from baseline at week 24. By week 24, ALP increased 1% in the placebo group and decreased by 22% in both the OCA 1.5 – 3 mg and OCA 5 – 10 mg groups (p < 0.05).

In AESOP, a significant proportion of patients used ursodiol, with 48%, 48% and 46% of patients on placebo, OCA 1.5 – 3 mg and OCA 5 – 10 mg, respectively, receiving ursodiol at baseline. In a post-hoc analysis examining the effects of OCA in the presence and absence of ursodiol, ALP reductions were observed with OCA regardless of treatment with ursodiol. Patients receiving OCA monotherapy had greater reductions in ALP at week 12 and at week 24 as compared to patients who received OCA in addition to ursodiol. At week 12, patients in the OCA 5 – 10 mg group receiving OCA monotherapy achieved a 30% LS mean reduction in ALP as compared to a 16% reduction in patients receiving OCA in combination with ursodiol. At week 24, LS mean reductions in ALP in the OCA 5 – 10 mg group were 25% for patients receiving OCA monotherapy and 14% for patients receiving OCA in combination with ursodiol.

Pruritus is a common symptom of PSC and was the most common adverse event observed in AESOP, occurring in 46%, 60% and 67% of patients in the placebo, OCA 1.5 – 3 mg and OCA 5 – 10 mg groups, respectively.

Following the completion of the 24-week double-blind portion of the trial, patients were given the option to enroll in an open-label, long-term safety and efficacy extension trial. Of those patients who completed the double-blind phase of the AESOP trial, 97% chose to participate in the open-label extension phase.

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

Phase 2 CARE Trial: OCA as Therapy in Biliary Atresia

In October 2015, we initiated a Phase 2 clinical trial of OCA, known as the CARE trial, in pediatric patients with biliary atresia. The CARE trial will evaluate the effects of 11 weeks of OCA treatment where patients with biliary atresia are randomized to varying doses of OCA. The primary endpoint is to evaluate the pharmacokinetics and the safety and tolerability of OCA treatment. In addition, OCA’s effect on hepatobiliary indices and biomarkers will be assessed. This trial is anticipated to enroll approximately 60 patients in the United States and Europe. In addition to studying the effects of OCA treatment in biliary atresia, this trial is a part of the approved Pediatric Investigation Plan, or PIP, in support of the Marketing Authorization Application, or MAA, for OCA in PBC in the European Union.

Potential Future Product Candidates

In addition to OCA, we are developing other novel bile acid analogs targeting FXR and a second dedicated bile acid receptor called TGR5, which is a target of particular interest for the treatment of type 2 diabetes and other gastrointestinal indications. In order to streamline operating expenses, we plan to deprioritize our development programs in these products for the foreseeable future.

INT-767

INT-767 is an orally administered dual FXR and TGR5 agonist that, like OCA, is derived from the primary human bile acid chenodeoxycholic acid, or CDCA. This product candidate has been shown to be approximately three times more potent than OCA as an FXR agonist. In animal models of chronic liver, intestinal and kidney diseases, INT-767 has consistently demonstrated greater anti-fibrotic and anti-inflammatory effects than OCA.

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

INT-777

INT-777 is an orally administered TGR5 agonist that is derived from the primary human bile acid cholic acid. We have completed preclinical studies necessary for the filing of an IND. By virtue of the patent assignments we have received and other contractual obligations owed to us, we believe we are the exclusive owner of the INT-777 patent portfolio.

Our in vitro studies of INT-777 showed that the product candidate has the potential to selectively target TGR5, a receptor that has been shown to directly regulate the release of glucagon like peptide-1, or GLP-1, a gastrointestinal peptide hormone with potent anti-diabetic effects. TGR5 has also been shown in animal models to regulate other metabolic pathways in brown fat and skeletal muscle that drive energy expenditure. The receptor may also play a role in the control of inflammation, which is increased in insulin resistant diabetic conditions.

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

Strategic Collaborations and Research Arrangements

Sumitomo Dainippon Pharma

On March 29, 2011, we entered into a license agreement with Sumitomo Dainippon, under which we granted Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA as a therapeutic for the treatment of PBC and NASH in Japan and China (excluding Taiwan). Under the terms of the agreement, Sumitomo Dainippon is required to use commercially reasonable efforts to develop and commercialize OCA in its licensed territories for the treatment of PBC and NASH, and we are obligated under the agreement to use commercially reasonable efforts to develop OCA outside of Sumitomo Dainippon’s licensed territories. We are also responsible for supplying Sumitomo Dainippon with a clinical and commercial supply of OCA requested by Sumitomo Dainippon pursuant to clinical and commercial supply agreements that include terms specified in the agreement. Sumitomo Dainippon has agreed, during the term of the agreement, to not commercialize any compound that is an FXR agonist for use in the treatment of PBC or NASH other than pursuant to the agreement.

We granted Sumitomo Dainippon an option under the agreement to obtain an exclusive license to commercialize OCA for indications other than PBC and NASH on the same terms as are set forth in the agreement. Sumitomo Dainippon may exercise this option with respect to any indication at any time during the two-year period commencing on the date we notify Sumitomo Dainippon of the commencement of a Phase 3 clinical trial involving OCA for such indication, subject to Sumitomo Dainippon’s payment of an option fee for each additional indication. No option fee is required to be paid by Sumitomo Dainippon if it exercises its option for any additional indication in China.

In addition to Japan and China, which are the original licensed territories, we also granted Sumitomo Dainippon an option under the agreement to add Korea, Taiwan, Malaysia, Vietnam, the Philippines, Thailand, Singapore and/or Indonesia to its exclusive license on the same terms as are set forth in the agreement (the “Country Option”). In May 2014, Sumitomo Dainippon exercised its option to add Korea to its licensed territories.

In February 2018, we amended our license agreement with Sumitomo Dainippon. Under the amendment, Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and we agreed to forego any further milestone or royalty payments for the development and commercialization of OCA in such countries. In addition, Sumitomo Dainippon waived its rights to the Country Option and the parties adjusted certain milestone payment obligations with respect to the development and commercialization of OCA.

Sumitomo Dainippon may be required to pay us up to an aggregate of approximately $4 million for the achievement of development milestones, $19 million for the achievement of regulatory approval milestones and tiered royalties up to the mid-twenties in percentage terms based on net sales of OCA products in China. The term of the agreement, and Sumitomo Dainippon’s obligation to pay royalties to us for each OCA product, expires in China on the later of the expiration of the exclusivity period in China, whether through the expiration of applicable patents or the introduction of generic drugs that compete with the OCA product, or ten years after the first commercial sale of such OCA product for the first or second indication in China. Under the amendment, the parties also agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to pay the Company a milestone payment or terminate the Agreement.

Royalty rates are subject to reduction under the agreement in specified circumstances, including if sales of generic products reach a certain threshold market share in China over a specified period.

Sumitomo Dainippon may terminate the agreement in its entirety, with respect to China or on an indication-by-indication basis upon 90 days’ written notice. Either we or Sumitomo Dainippon may terminate the agreement in the event of the uncured material breach by or bankruptcy of the other party, subject to certain dispute resolution procedures. If Sumitomo Dainippon were to terminate the agreement for our material breach, it would have a perpetual license following the effective date of termination, subject to the payment by Sumitomo Dainippon of a royalty based on net sales of OCA products, the amount of which will depend on whether the effective date of termination occurs prior to or after the date of first commercial sale of an OCA product. If we were to terminate the agreement for Sumitomo Dainippon’s material breach or if Sumitomo Dainippon were to voluntarily terminate the agreement, Sumitomo Dainippon’s license under the agreement would terminate.

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

We compete, and will continue to compete, with existing and new products being developed by our competitors. Some of these competitors are pursuing the development of pharmaceuticals that target the same disease and conditions that our research and development programs target.

For example, Ocaliva competes with ursodiol, a first line therapy that is approved for treatment and is generically available at a significantly lower cost than branded products.

Ocaliva is an FXR agonist. We are aware of several other companies that have FXR agonists in Phase 2 or earlier clinical or preclinical development for the treatment of PBC, including, FXR agonists from Novartis International AG (LJN452), Gilead Sciences, Inc. (GS-9674) and Enanta Pharmaceuticals, Inc. (EDP-305). Additional product candidates in Phase 2 or earlier clinical or preclinical development for the treatment of PBC include Genfit SA’s dual PPAR alpha/delta agonist (elafibranor), Cymabay Therapeutics, Inc.’s PPAR delta agonist (seladelpar), Arena Pharmaceuticals (ADP334), Bristol-Myers Squibb’s marketed anti-CTL4 fusion protein (abatacept), and FF Pharmaceuticals’ anti-CD40 monoclonal antibody (FFP104). Additionally, several companies have product candidates aimed at the cholestatic-induced pruritus associated with PBC, including apical sodium dependent bile acid transport inhibitors being developed by GlaxoSmithKline (GSK2330672).

The use of Ocaliva to treat PBC also competes off-label with fibrates. While many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. An investigator-sponsored Phase 3 trial of bezafibrate, a fibrate that has not been approved for commercialization by the FDA only available outside of the United States, has been completed. Dr. Falk Pharma GmbH is running a Phase 3 trial evaluating a combination of ursodiol and budesonide, a steroid.

With respect to NASH, there are currently no therapeutic products approved for the treatment of NASH, NAFLD, portal hypertension, complications of cirrhosis or alcoholic hepatitis. If approved, Ocaliva for the treatment of NASH, would compete with several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol. Additionally, there are ongoing and announced Phase 3 clinical trials by our competitors for the treatment of NASH, including Genfit SA’s PPAR alpha/delta agonist (elafibranor), Gilead Sciences, Inc.’s ASK-1 inhibitor (GS-4997) and Allergan’s dual CCR2 and CCR5 inhibitor (cenicriviroc), as well as several FXR agonists in Phase 2 or earlier clinical or preclinical development for the treatment of NASH, including, FXR agonists from Novartis International AG (LJN452), Gilead Sciences, Inc. (GS-9674) and Enanta Pharmaceuticals, Inc. (EDP-305).

Additional product candidates in Phase 2 or earlier clinical or preclinical development for the treatment of NASH include Bristol-Myers Squibb Co., Novo Nordisk A/S, Conatus Pharmaceuticals Inc., Cymabay Therapeutics, Inc., Islet Sciences, Inc., Galectin Therapeutics Inc., Zydus Pharmaceuticals Inc., NGM Biopharmaceuticals Inc., Galmed Medical Research Ltd., MediciNova, Inc., Ionis Pharmaceuticals, Inc., FibroGen, Inc., Viking Therapeutics, Inc., AstraZeneca plc, Durect Corporation, Immuron Ltd., Boehringer Ingelheim GmbH, MiNA Therapeutics, NuSirt Biopharma, Inc., Protalix Biotherapeutics, and Medivation, Inc.

With respect to PSC, there is no approved treatment for PSC. If approved, Ocaliva, for the treatment of PSC, would compete off-label with ursodiol. We are also aware of several companies that have product candidates in Phase 2 clinical or earlier stage preclinical development for the treatment of PSC, including Allergan Plc, Biotie Therapies Corp. (acquired by Acorda Therapeutics, Inc.), Dr. Falk Pharma GmbH, Durect Corporation, Gilead Sciences, Inc. and Shire plc.

We believe that OCA offers key potential competitive advantages over ursodiol and other products in development. However, many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than us in obtaining approval from the FDA or from other regulators for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and other advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete. NASH is a complex disease and it is unlikely that any one therapeutic option will be optimal for every NASH patient. In addition, our ability to compete may be affected because, in many cases, insurers or other third-party payors seek to encourage the use of generic products.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see Item 1.A. “Risk Factors — Risks Related to Our Intellectual Property.”

OCA (lead product candidate; FXR agonist)

The patent portfolio for OCA contains patents and patent applications directed to compositions of matter, manufacturing methods, and methods of use. As of December 31, 2017, we owned eleven U.S. patents, thirteen pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in 30 European countries as well as Australia, Canada, China, India, Israel, Japan, and Macao. We expect the composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2022 (worldwide) at the soonest and 2033 at the latest. In conjunction with the accelerated approval of Ocaliva in the United States, we have applied to extend the 2022 expiration date of the composition of matter patent in the United States by five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. We have also made a similar application in Europe in conjunction with the conditional approval of Ocaliva for a supplementary protection certificate to extend the composition of matter patent in Europe by five additional years. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents in the portfolio, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2022 to 2033.

INT-767 (dual FXR/TGR5 agonist)

The patent portfolio for INT-767 contains patents and patent applications directed to compositions of matter and methods of use. As of December 31, 2017, we owned five U.S. patents, seven pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Australia, Canada, China, 32 European countries as well as Hong Kong, India, Israel and Japan. We expect the issued composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2027. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents in the portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027 to 2029.

INT-777 (TGR5 agonist)

The patent portfolio for INT-777 contains patents and patent applications directed to compositions of matter and methods of use. As of December 31, 2017, we owned five U.S. patents, one pending U.S. patent applications, and corresponding foreign patents and patent applications. Foreign patents have been granted in Australia, China, 9 Eurasian countries, 30 European countries, Hong Kong, Israel, Japan, Macao, Mexico, Singapore, South Korea, and South Africa. We expect the composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire beginning in 2028. Patent term extension may be available in certain foreign countries upon regulatory approval. We expect the other patents in the portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2028 to 2030.

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

We currently have a commercial manufacturing and supply agreement with PharmaZell GMBH, or PharmaZell that we entered into in September 2016. Under the agreement we have agreed to purchase from PharmaZell a certain percentage of our annual commercial requirements of API for use in Ocaliva. We also agreed to purchase specified minimum quantities of API. The agreement is effective until December 31, 2020, subject to two-year automatic renewal terms, unless either party provides notice of non-renewal at least 12 months prior to the end of the initial term or the then-current renewal term. We may terminate the agreement immediately with written notice upon the occurrence of certain regulatory events, or if PharmaZell fails to meet certain quality standards, applicable laws or specified delivery obligations. Each party also has the right to terminate the Agreement immediately upon written notice for other customary reasons such as material breach and bankruptcy.

We are currently seeking to qualify one or more back-up API manufacturers and we do not have any current contractual relationships for the manufacture of commercial supplies of any of our products or product candidates other than OCA. We currently obtain these supplies and services from our third-party contract manufacturers on a purchase order basis. We intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of those product candidates.

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

Sales and Marketing

We are commercializing Ocaliva in the United States, Europe and Canada using our internal commercial organization, as well as a contract sales organization. We have built and plan to continue to expand our commercial infrastructure in Europe, Canada and Australia and will likely seek to commercialize OCA through distribution or other collaboration arrangements outside of the United States, Europe, Canada and Australia, subject to obtaining necessary marketing approvals. We also have a team of field-based medical science liaisons, who play an important role in providing medical information about Ocaliva to clinicians and other health care professionals.

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

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, and implementing regulations. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug, or IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
•	preparation and submission to the FDA of an NDA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCP and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA; and
•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In order to conduct clinical research, we must submit an IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, or any time thereafter, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or continue. A clinical hold may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to the FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An IRB must review and approve the protocol before a clinical trial commences at each institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, or the clinical monitoring board or data safety monitoring board, or DSMB. This group provides authorization for whether or not a trial may move forward at designated check points. These decisions are based on the DSMB’s independent review of the limited access to data from the ongoing trial.

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

According to published guidance on the SPA process, a sponsor which meets the prerequisites may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. The presence of an SPA agreement does not guarantee that a marketing application will be filed or approved, even if the trial is conducted in accordance with the protocol.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and the manufacturer must develop methods for testing the quality, purity and potency of the drug prior to release. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA or a supplemental NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. Currently, the application fee is approximately $2.4 million for NDAs with clinical information and approximately $1.2 million for supplemental NDAs without clinical information. The manufacturer and/or sponsor under an approved NDA is also subject to annual product and establishment user fees, currently $304,162. These fees are typically modified annually. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement over available therapies in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe, effective, and can be properly manufactured for its intended use or uses. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

Fast Track, Breakthrough Therapy, Priority Review and Accelerated Approval

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track designated products, sponsors may have a higher number of interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete.

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

The FDA may also designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. A priority designation by the FDA is intended to direct th agency’s attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

As a condition of a grant of accelerated approval, the FDA may require that the sponsor perform one or more controlled post-marketing clinical trials. Approval of a drug may be withdrawn if these trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug (e.g., show a significantly smaller magnitude or duration of benefit than was anticipated based on the observed effect on the surrogate).

Ocaliva was granted fast track designation by the FDA for the treatment of patients with PBC who have an inadequate response to or are intolerant of ursodiol. In August 2015, the FDA accepted for review our NDA and granted priority review for Ocaliva in PBC. On May 27, 2016, Ocaliva was approved under the accelerated approval pathway in the United States.

Post-approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in new labeling information (e.g., warnings), customer training and/or education requirements, restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require studies, trials, analyses, and surveillance programs to monitor or evaluate the effect of approved products that have been commercialized, and the FDA has the power to limit further marketing of a product, or seek withdrawal of approval, based on the results of these post-marketing programs.

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

Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject us to regulatory or statutory sanctions, any of which could have a material adverse effect on us.

These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning letters;
•	product seizures;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, disgorgement, or civil or criminal penalties.

The FDA and other US state and federal authorities regulate marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other authorities actively enforce the laws and regulations prohibiting false, misleading, deceptive, or off-label promotional practices; violations of these prohibitions can lead to significant liability. Additional regulations apply for advertising and promotion of products approved under the accelerated approval pathway. Unless otherwise informed by the FDA, an applicant must submit to the FDA for consideration during the preapproval review period copies of all promotional materials, including promotional labeling as well as advertisements, intended for dissemination or publication within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the applicant must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the labeling or initial publication of the advertisement.

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

In accordance with the applicable requirements under the accelerated approval pathway, we initiated our Phase 4 COBALT clinical outcomes confirmatory trial for Ocaliva in PBC in December 2014, following discussions with the FDA. COBALT will be completed on a post-marketing basis. The study evaluates subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. Finally, we have also agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

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

Patent Term Extension and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits an extension patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, the extension of patent term cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In conjunction with the accelerated approval of Ocaliva in the United States, we have applied to extend the 2022 expiration date of the OCA composition of matter patent in the United States by five additional years under the provisions of the Hatch-Waxman Act. We have also applied to extend the 2022 expiration date of the OCA composition of matter patent in Europe by five additional years (known as Supplementary Patent Certification, or “SPC”). In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act, or BPCA, certain drugs may obtain an additional six months of exclusivity, if the sponsor submits information that responds to a written request by FDA and that and are conducted in accordance with applicable scientific principles and protocols. We have not received such a written request from FDA for such pediatric studies, although we may ask the FDA to issue a Written Request for such studies in the future.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver. However, FDA has recently issued guidance limiting a sponsor’s ability to waive the PREA study requirements.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any applications from any other party to market the same drug for the same indication for seven years, except in very limited circumstances where there is a demonstration of clinical superiority. Orphan drug exclusivity, however, could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our drug candidate is determined to be the same drug as a drug in competitor’s product for the same indication or disease. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

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

OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and PSC. Any of our orphan-designated products and product candidates can lose orphan designation, and the related benefits, if it is demonstrated that the orphan designation criteria are no longer met. In addition, some lawmakers in the US have expressed concern about whether the Orphan Drug Act should be reformed based on a concern that it has incentivized a rise in prescription drug costs.

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

Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the aforementioned market exclusivity period from ten to twelve years.

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

Similarly to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual European Union member states both before and after grant of the manufacturing and marketing authorizations. This includes European Union GMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third-party manufacturers are required to ensure that all of our processes, methods, and equipment are compliant with GMP.

Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors to comply with European Union laws and the related national laws of individual European Union member states governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and manufacturing and marketing of such products, both before and after grant of marketing authorization, may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

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

Pricing and Reimbursement

Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance plans and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be effective (or cost-effective in some markets outside of the United States) compared to other therapies, they may not cover our products after they are approved as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Federal law requires any company that participates in the Medicaid Drug Rebate Program to also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid. The 340B pricing program requires participating manufacturers to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or, collectively, the ACA, extended eligibility to participate in the 340B pricing program to certain additional types of hospitals (including critical access hospitals, sole community hospitals, rural referral centers and freestanding cancer hospitals). For purposes of these newly eligible covered entities, the ACA specifically excluded from the definition of “covered outpatient drugs” certain drugs designated as “orphan drugs” under section 526 of the FDCA.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the United States. Among other things, the ACA was enacted to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including recent tax legislation that removed the financial penalties for people who do not carry health insurance and an Executive Order signed in October 2017 by President Trump directing federal agencies to modify how the ACA is implemented and announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. There is still uncertainty whether the ACA will undergo additional revisions, and we cannot predict the impact of any future modifications, and it is uncertain how any such proposals, if approved, would affect these provisions. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices, including a 2017 California law, currently being challenged, that would require manufacturers to provide advanced notification of price increases to certain purchasers and report specified drug pricing information to the state We cannot predict the success of current or future federal or state legislative efforts.

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

U.S. Fraud and Abuse Laws

Any present or future arrangements with third-party payors, healthcare providers and professionals and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, and are not limited to, anti-kickback and false claims statutes. Other pharmaceutical companies have settled alleged or admitted violations of these fraud and abuse laws with state and federal authorities in recent years and in some cases these settlements have amounted to hundreds of millions of dollars in damages, fines, and penalties as well as the imposition of compliance program obligations through Corporate Integrity Agreements and other means. Lawsuits, or enforcement actions brought under other fraud and abuse laws, can be extremely costly to defend, even if a company has strong defenses and ultimately succeeds in getting the allegations or enforcement action dismissed.

The federal Anti-Kickback Statute (42 U.S.C. §1320a-7b(b)) prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted by regulators to include for example, cash payments, gifts, discounts, coupons, and the furnishing of free or discounted services or supplies. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others.

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

Other Laws

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or, collectively, HIPAA, imposes criminal liability for executing a scheme to defraud any healthcare benefit program. and for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We are also subject to state, federal and international privacy and security laws governing the processing and security of personal identifiable information.

The federal Physician Payments Sunshine Act requirements under the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law. We are also subject to similar laws in various EU countries where we have operations.

A number of states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act that apply to items and services reimbursed under Medicaid and other state programs. Some state anti-kickback statutes apply not just to government payors, but to all payors, including commercial payors.

Employees

As of December 31, 2017, we had 507 employees, including 158 in research and development, 172 in our commercial organization, 75 in our medical affairs group and 102 in general and administrative supporting functions. Geographically, 340 of our employees were based in the United States and 167 were based outside the United States. None of our employees are represented by a labor union and we consider our employee relations to be good.

Corporate Information

We were incorporated in the State of Delaware on September 4, 2002. Our principal executive offices are located at 10 Hudson Yards, 37th Floor, New York, NY 10001, and our telephone number is (646) 747-1000. We also have administrative offices in San Diego, California and London, United Kingdom.

Our corporate website address is www.interceptpharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site that contains our public filings with the Securities and Exchange Commission and other information regarding our company at www.sec.gov. These reports and other information concerning the Company may also be accessed at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

Legal Proceedings

The Company is involved in various legal proceedings in the normal course of its business, including intellectual property litigation, employment litigation and other litigation. The outcome of such litigation is uncertain, and the Company may from time to time enter into settlements to resolve such litigation. The following discussion is limited to the Company’s material on-going legal proceedings:

On August 4, 2017, a derivative lawsuit purportedly brought on behalf of Intercept, styled Solak v. Fundaro, et al, was filed in the Supreme Court of the State of New York, County of New York. This lawsuit was filed by a purported stockholder of the Company, and purports to assert derivative claims on behalf of the Company against Intercept’s directors for breach of fiduciary duty, waste and unjust enrichment arising out of the Company’s non-executive director compensation practices. The lawsuit seeks money damages; an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures relating to non-employee director compensation; equitable and injunctive relief, including by restricting the proceeds of the defendants’ trading activities or other activities to ensure that the plaintiff has an effective remedy; restitution from the defendants; and costs and fees.

On September 25, 2017, the defendants moved to dismiss the action. Following briefing on the defendants’ motion to dismiss, oral argument was held on December 5, 2017. A decision has not been rendered on the motion.

On September 27, 2017, a purported shareholder class action, styled Judith DeSmet v. Intercept Pharmaceuticals, Inc., Mark Pruzanski and Sandip S. Kapadia was filed in the United States District Court for the Southern District of New York, naming us and certain of our officers as defendants. This lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired our securities between May 31, 2016 and September 20, 2017. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from May 31,

2016 and September 20, 2017, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding our business, operational and compliance policies. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as the securities case. On December 1, 2017, a purported shareholder demand was brought based on substantially the same allegations as those set forth in the securities case.

We believe that we have valid defenses to the claims in the lawsuits described above and intend to defend ourselves vigorously. At this time, no assessment can be made as to the likely outcome of these lawsuits or whether the outcome will be material to us. Therefore, we have not accrued for any loss contingencies related to these lawsuits.

Item 1.A.   Risk Factors

Except for the historical information contained herein, this Annual Report contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this Annual Report. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report.

You should consider carefully the following risk factors, together with all of the other information included in this Annual Report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to Our Financial Position and Need for Additional Capital

We are dependent on the successful commercialization of Ocaliva for PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses of $360.4 million, $412.8 million and $226.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements. At December 31, 2017, we had $414.9 million in cash, cash equivalents and investment securities.

We have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials of our product candidates, providing general and administrative support for these operations, protecting our intellectual property and engaging in activities to prepare for and commercially launch Ocaliva in PBC.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue to commercialize Ocaliva for PBC in jurisdictions where marketing approval has been received, seek regulatory approval for and prepare to commercially launch Ocaliva for PBC in jurisdictions without marketing approval, develop and seek regulatory approvals for OCA in NASH, and other indications, and add infrastructure and personnel in the United States and internationally to support our product development and commercialization efforts and operations as a public company. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC such as NASH and PSC. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA.

As part of our product development activities, we anticipate that we will continue our Phase 4 COBALT trial of OCA in PBC, continue our Phase 3 clinical program of OCA in NASH, including the Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis and our Phase 3 REVERSE trial in NASH patients with compensated cirrhosis and continue the development of OCA in PSC. We also expect to continue the development of OCA in additional diseases, such as biliary atresia, a rare pediatric disease characterized by deficient bile duct development for which we initiated a Phase 2 trial in OCA called CARE. Our overall development program for OCA in NASH is expected to include a number of other trials, including clinical trials required to submit an NDA for NASH. Our expenses could increase if we are required by the FDA or the EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We have incurred and anticipate incurring significant expenses as we continue to commercialize Ocaliva in PBC. As part of our longer-term strategy, we also anticipate incurring significant expenses in connection with our product development, scientific, commercial and administrative personnel and facilities and infrastructure in the United States and abroad. We also expect to incur additional costs associated with operating as a public company. We may also engage in activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses.

As of December 31, 2017, we had $414.9 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses in the range of $390 million to $410 million in the fiscal year ending December 31, 2018, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued commercialization of Ocaliva in PBC in the United States and other markets, and continued clinical development for OCA in PBC and NASH and our other earlier stage pipeline programs. We may make additional investments over 2018 as our business evolves. Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our clinical development and commercialization activities, despite having started to generate revenues from product sales. Because successful development and commercialization of our products and product candidates is uncertain, we are unable to estimate the actual funds required to complete the research and development and commercialization of our products and product candidates.

Adjusted operating expense is a financial measure not calculated in accordance with GAAP. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” — “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies, such as the risks described in this “Risk Factors” section of this Annual Report, and our rapid growth and expansion, we currently cannot accurately or precisely predict the duration beyond mid-2019 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

•	continue the initial commercialization of Ocaliva for PBC in the United States, the European Union and other jurisdictions where it has received marketing approval;
•	prepare for and initiate the commercial launch of Ocaliva in PBC in certain other target markets across the world, but not commercially launch Ocaliva in PBC in other non-target countries across the world;
•	continue and expand our clinical development programs for OCA in PBC and NASH, such as continuing, but not completing, our planned Phase 3 clinical program for OCA in NASH, including the REGENERATE trial and the REVERSE trial, and our ongoing COBALT confirmatory clinical outcomes trial of OCA in PBC; and

•	conduct further assessments of OCA for use in PSC and potentially initiate, but not complete, additional clinical trials for OCA in PSC.

Accordingly, we will continue to require substantial additional capital in connection with our continuing operations, including continuing our commercialization plans and our research and development activities and building our global infrastructure to support these activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in jurisdictions where it has received marketing approval;
•	our ability to receive marketing approval of Ocaliva for PBC in countries where it has not received marketing approval based on our regulatory submissions package and our work completed to date, including the willingness of the relevant regulatory authorities to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC;
•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC in the jurisdictions where it receives marketing approval;
•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH, PSC and other indications, such as the COBALT trial, the REGENERATE trial, the REVERSE trial or other trials we may conduct;

•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the expansion of our research and development activities and the product candidates that we pursue, including INT-767 and our product candidates in preclinical development such as INT-777;

•	the expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;

•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our products and product candidates;

•	market acceptance of our products and product candidates, which may be affected by reimbursement from payors;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the effect of competing technological and market developments; and

•	other cash needs that may arise as we continue to operate our business.

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

We are a biopharmaceutical company with a limited operating history as a commercial entity. Prior to the commercial launch of Ocaliva for PBC in the United States in June 2016, in Canada in May 2017 and certain European countries in 2017, our operations were limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and engaging in pre-commercial activities for Ocaliva in PBC. We do not have approval for any of our other product candidates.

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

Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our product candidates in clinical development;
•	delays in the commencement, enrollment and timing of clinical trials;
•	difficulties in identifying and treating patients suffering from our target indications, including those due to PBC and PSC being rare diseases and NASH currently requiring an invasive liver biopsy for diagnosis;
•	the success of our clinical trials through all phases of clinical development, such as the success of our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis and our Phase 3 REVERSE trial of OCA in NASH patients with liver cirrhosis;
•	potential side effects of Ocaliva and our other product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	the required timeframe for us to receive and analyze data from our clinical trials;
•	our ability to identify and develop additional product candidates;
•	market acceptance of Ocaliva and our product candidates, which may be affected by the reimbursement that our products receive from payors;
•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage or reimbursement for our products and the extent to which such coverage or reimbursement will be provided;
•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations, or CROs;
•	our dependency on third-party manufacturers to manufacture our products and key ingredients;
•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of potential intellectual property, securities and other litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to build and improve our company’s infrastructure, systems and controls;

•	potential product liability claims; and
•	our ability to obtain and maintain adequate insurance coverage.

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

The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States, the EMA in Europe and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of an NDA from the FDA or an MAA, from the EMA, respectively. Currently, our ability to generate revenue related to product sales will depend on the successful marketing of Ocaliva for PBC and the development and regulatory approval of OCA for the treatment NASH and our other product candidates.

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

As part of the post-marketing requirements, our COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. Finally, we have also agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

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

Approvals may also be conditional upon the completion of one or more clinical trials. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Regulatory approval is also dependent on successfully passing regulatory inspection of our company, our clinical sites and key vendors and to ensure compliance with applicable good clinical, laboratory and manufacturing practices regulation. Critical findings could jeopardize or delay the approval of an NDA or MAA.

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

In order to obtain regulatory approval for OCA in indications other than PBC, we will need to complete a number of clinical trials and other studies for the continued development of OCA in indications other than PBC. For example, we currently have ongoing studies, including our Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis and our Phase 3 REVERSE trial of OCA in NASH patients with cirrhosis. We also intend to conduct additional trials in NASH. In each of these cases, our ability to obtain the approvals necessary to commercialize OCA for such indications will depend on our ability to conduct and complete these additional trials as well as assemble various other data to complete our regulatory filings for OCA in the relevant indication or patient population.

There can be no assurance that we will be able to receive marketing approval for OCA in PBC in jurisdictions where it is not yet approved or marketing approval for OCA in NASH or any other indication. We cannot predict whether our trials and studies as to NASH or any other indication or patient population will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or require us to conduct additional studies or trials. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulators will ultimately agree to a surrogate endpoint for accelerated approval of OCA for the treatment of NASH. While the interim analysis for the REGENERATE trial will be based on a histological endpoint as was the case in the Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, sponsored by NIDDK, a part of the National Institutes of Health, our Phase 3 REGENERATE trial has different trial designs. For example, the primary endpoint for the interim analysis for REGENERATE may be achieved based on one of: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Furthermore, we selected a definition for NASH resolution for the trial, which defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation. The REGENERATE trial will also remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis.

Furthermore, the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet statistical significance for the primary endpoint. In this trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA-treated patients compared to placebo who achieved the primary endpoint (p = 0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The baseline characteristics between the patients in the Japanese Phase 2 trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial conducted by NIDDK. For example, differences were observed among the patient population at baseline in relation to gender mix and metabolic factors like weight, diabetes status, dyslipidemia and hypertension. While our REGENERATE trial was designed based on the results of the FLINT trial and is anticipated to enroll a predominantly Western NASH patient population, the results of the FLINT trial may not be replicated in our REGENERATE trial. There is no assurance that Sumitomo Dainippon will initiate any registrational trials in NASH and the results of any additional trial conducted by Sumitomo Dainippon may not be an improvement as compared to those from the Phase 2 trial on Japanese NASH patients.

If we are unable to successfully commercialize OCA or obtain approval from the FDA, the EMA or other regulatory agencies for other product candidates or additional indications in OCA, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

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

The FDA generally requires two pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA can grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even if results from our planned pivotal clinical trials for a specific indication are highly significant and we believe reasonably likely to predict clinical benefit, the FDA may not accept the results of such trials and grant accelerated approval of our product candidate for such indication.

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of the product candidate by demonstrating the correlation of biochemical therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, we have received accelerated approval for OCA in PBC and now must undertake clinical outcome studies with respect to OCA in PBC. If any confirmatory clinical outcomes trials are required, as is the case for OCA in PBC, we may be required to have the trial be substantially underway at the time we submit an NDA. It is possible that our NDA submission for regulatory approval will not be accepted by the FDA for review or, even if it is accepted for review, that there may be delays in the FDA’s review process and that the FDA may determine that our NDA does not merit the approval of the product candidate, in which case the FDA may require that we conduct and/or complete additional clinical trials and preclinical studies before it will reconsider our application for approval.

Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial in PBC in December 2014 prior to the approval of Ocaliva. The COBALT trial evaluates subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. There can be no assurance that our COBALT trial or other trials conducted as part of our post-marketing obligations will confirm that the surrogate endpoints used for accelerated approval will eventually show an adequate correlation with clinical outcomes. If any such trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval for Ocaliva in PBC.

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

Our ongoing Phase 3 REGENERATE trial of OCA in non-cirrhotic NASH patients with liver fibrosis, incorporates an interim primary surrogate endpoint that may serve as the basis for a supplemental NDA filing for accelerated approval in the United States and approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA in NASH are subject to similar risks as discussed above in relation to OCA for PBC. The primary endpoint in the Phase 2b FLINT trial of OCA in NASH patients was based on liver biopsy and was defined as an improvement of two or more points in the NAS, with no worsening of liver fibrosis. In contrast, upon the finalization of a protocol amendment underway, the primary endpoint for the interim analysis for REGENERATE may be achieved based on one of: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Furthermore, we selected a definition for NASH resolution for the trial, which defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation. Currently, other biopharmaceutical companies are enrolling or have initiated trials in certain subpopulations of NASH patients based on different endpoints from those in the FLINT and REGENERATE trials. Although the FDA acknowledged at recent workshops the possibility of granting accelerated approval for NASH therapies using surrogate endpoints, with potential examples including histological improvement, using the NAS or another scoring system, histological resolution of NASH, or improvements in fibrosis in pre-cirrhotic patients with NASH, the FDA did not provide any formal regulatory guidance on approvable endpoints and may not accept a surrogate endpoint for OCA for the treatment of NASH.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We currently have underway a number of trials including our Phase 4 COBALT clinical outcomes confirmatory trial of OCA in PBC, our Phase 3 REGENERATE and REVERSE trials of OCA in NASH and our Phase 2 CARE trial of OCA in biliary atresia. We continue to work towards expanding our overall NASH development program with additional trials and studies, and we plan on conducting additional development activities in other diseases. The results from these trials may not be available when we expect or we may be required to conduct additional clinical trials or preclinical studies not currently planned to receive approval for OCA as a treatment for the related indication. In addition, our clinical programs are subject to a number of variables and contingencies, such as the results of other trials, patient enrollments or regulatory interactions that may result in a change in timing. As such, we do not know whether any future trials or studies in OCA or our other product candidates will begin on time or will be completed on schedule, if at all.

The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:

•	inability to obtain sufficient funds required for a clinical trial or lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions;
•	inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;
•	discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials, which may occur at various times, including subsequent to the initiation of the clinical trial;
•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;
•	the delay in receiving results from or the failure to achieve the necessary results in other clinical trials;
•	inability to obtain approval from IRBs, to conduct a clinical trial at their respective sites;
•	severe or unexpected drug-related adverse effects experienced by patients or any determination that a clinical trial presents unacceptable health risks;
•	a breach of the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates, including Sumitomo Dainippon, or investigators leading clinical trials on our product candidates;
•	inability to timely manufacture sufficient quantities of the product candidate required for a clinical trial;
•	difficulty identifying, recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our trial, the rarity of the disease or condition, the rarity of the characteristics of the population being studied, the risks of procedures that may be required as part of the trial, such as a liver biopsy, and competition from other clinical trial programs for the same indications as our product candidates; and
•	inability to retain enrolled patients after a clinical trial is underway.

For example, our REGENERATE trial is a large and complex Phase 3 clinical trial in a disease without any approved therapies and involves serial liver biopsies. While we announced the completion of enrollment of the interim analysis cohort in May 2017, and continuously evaluate and implement a variety of options to complete enrollment as quickly as possible, there can be no assurance that we will be able to enroll and retain a sufficient number of patients or complete the interim analysis and trial on a timely basis. As we engage in other large and complicated trials and trials in advanced disease populations, we may experience a number of complications that may negatively affect our plans or our development programs.

Additionally, we have in the past occasionally experienced difficulties retaining patients after enrollment in our clinical trials. Difficulty retaining patients may have, or may in the future, delay or produce negative or inconclusive results from our clinical trials, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. Any delay or compromises with respect to the validity of our clinical trials may have a material adverse effect on our business or decrease our competitive position relative to other biotechnology or pharmaceutical companies.

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

In December 2014, we received comprehensive datasets from the FLINT trial, which met its primary endpoint with statistical significance. In October 2015, we announced that the Phase 2 dose ranging trial of OCA in the Sumitomo Dainippon Phase 2 trial did not meet its primary endpoint with statistical significance. In this trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA-treated patients compared to placebo who achieved the primary endpoint (p = 0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The Phase 2 trial in NASH conducted in Japan by our collaborator Sumitomo Dainippon involved different doses of OCA being administered to the trial subjects than those utilized in FLINT. Furthermore, the baseline characteristics between the patients in the Japanese Phase 2 trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in FLINT. While our REGENERATE trial was designed based on the results of the FLINT trial and is anticipated to enroll a predominantly Western NASH patient population, the results of the FLINT trial may not be replicated in our REGENERATE trial. In addition, since the design of the REGENERATE trial deviates from that of the FLINT trial, there is an increased risk that the results of the REGENERATE trial would differ from the FLINT results. Even though OCA has been granted breakthrough therapy designation by the FDA, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulators will agree to a surrogate endpoint for accelerated approval of OCA for the treatment of NASH. As a result, it may take longer than anticipated to initiate and complete the Phase 3 REGENERATE trial or our Phase 3 program in NASH for other patient subpopulations.

Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidates to be taken off the market, require them to include safety warnings or otherwise limit their sales.

OCA has been shown to be a potent agonist of the FXR. With the exception of the endogenous human bile acid CDCA, and cholic acid, there are no approved FXR agonists and the adverse effects from long-term exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.

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

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a DHCP letter, and the FDA also subsequently issued their own safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In addition to the DHCP letter, we have taken actions to enhance education about appropriate use of Ocaliva. These initiatives include: reeducating physicians on the label, with a focus on ensuring appropriate dosing for patients with moderate or severe hepatic impairment; enhancing monitoring of patients for liver-related adverse reactions; and completing adjudication of all reported cases of serious liver injury, including in patients with no or mild hepatic impairment. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforce the existing dosing schedule for patients with Child-Pugh Class B, or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and are working with relevant regulatory authorities, including the European Medicines Agency, or EMA, to ensure that the Ocaliva label in such jurisdictions sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis. These events and safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and lead to a loss of revenues.

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

In the Phase 2 CONTROL trial, OCA treatment in the absence of statin therapy over the first four weeks resulted in an increase in LDL across all OCA treatment groups, while the placebo group was relatively unchanged. Treatment with atorvastatin beginning at week four and continuing through week 16 reversed OCA-related increases in LDL to below baseline levels in all OCA treatment groups. Dose-dependent pruritus was the most common adverse event in patients treated with OCA, occurring in 5% of patients on placebo, 5% of patients in the 5 mg OCA group, 10% of patients in the 10 mg OCA group and 55% of patients in the 25 mg OCA group. All events were mild to moderate and two patients discontinued treatment in the 25 mg OCA group due to pruritus. Over 95% of the patients completing the double-blind phase of CONTROL enrolled in the long-term safety extension phase, or LTSE phase, of the trial.

During the LTSE phase of CONTROL, there has been one patient death. This patient was a 64 year-old male with a history of NASH associated liver cirrhosis, morbid obesity (BMI >40) and type 2 diabetes. At baseline, this patient had blood tests consistent with impaired liver function (e.g., low LDL and low platelets). The patient was randomized to placebo for the double-blind phase of the study. Early in the double-blind phase, the patient had serum biochemistry changes consistent with worsening hepatic impairment (e.g., albumin decline and bilirubin was increasing). Atorvastatin was started per protocol and then stopped early due to the patient’s persistently low LDL levels. The patient later enrolled in the LTSE phase and began receiving 25 mg OCA treatment. Over the following four months, the patient’s serum biochemistry remained consistent with ongoing hepatic impairment. Approximately five months after starting the LTSE phase, the patient developed severe protracted diarrhea which resulted in weight loss of 30 pounds over the ensuing one month period. Both an infectious cause and possible inflammatory bowel disease were suspected, and the patient subsequently was started on broad spectrum antibiotics and steroid therapy. Due to the diarrhea, the principal investigator stopped treatment with OCA and discontinued the patient from the study. Concurrently, the patient reported jaundice and was found to have significantly elevated serum bilirubin and ALP, while other liver enzymes remained relatively stable. Over the ensuing two-week period, various diagnostic tests and procedures were performed (e.g., magnetic resonance cholangiopancreatography, or MRCP, to investigate possible gallstone bile duct obstruction) and the patient continued receiving a number of other medications, including the ongoing course of steroid therapy. During this time, the patient continued to deteriorate and was hospitalized with acute renal and liver failure, complicated by severe metabolic acidosis. The patient rapidly progressed to multi-organ system failure, sepsis and death.

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

In addition, our drug candidates are being developed as potential treatments for severe, life threatening diseases and, as a result, our trials will necessarily be conducted in a patient population that will be more prone than the general population to exhibit certain disease states or adverse events. For example, as we expand our overall NASH development program, we intend to conduct trials in advanced patient populations, such as in our ongoing REVERSE trial in NASH patients with cirrhosis. Ocaliva is used in patients suffering from various stages of PBC, which can be life threatening, and patients may suffer from other concomitant illnesses that may increase the likelihood of certain adverse events. It may be difficult to discern whether certain events or symptoms observed during our trials or in patients using commercial product were due to our drugs or drug candidates or some other factor, resulting in our company and our development programs being negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our drugs and drug candidates. We further cannot assure you that additional or more severe adverse side effects with respect to OCA will not develop in future clinical trials or commercial use, which could delay or preclude regulatory approval of OCA or limit its commercial use.

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

The failure to maintain orphan status may subject us to mandatory price discounts in Europe. In addition, our ability to launch in Europe may be delayed and we may lose other benefits such as tax exemptions for sales. As such, the loss of orphan drug status may have a negative effect on our ability to successfully commercialize our products, earn revenues and achieve profitability.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA and EMA can subsequently approve another product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Any inability to secure orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates.

We rely entirely on third parties for the manufacturing of our product candidates for preclinical studies, clinical trials and commercial supply of OCA. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

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

Even though we have received conditional approval of OCA to treat PBC in combination with ursodiol, we and our contract manufacturers are still subject to strict, ongoing regulatory requirements.

Even though we have received conditional approval of OCA for patients with PBC in combination with ursodiol in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol, we and our contract manufacturers are subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, we and our contract manufacturers and contract manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to current cGMPs. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse reactions and production problems, if any, to the FDA and EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote Ocaliva for indications or uses for which it is approved.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue Form FDA 483 notices or Warning Letters by the FDA or similar notices by other regulatory agencies;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us or our collaborators to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	recall our products
•	suspend any ongoing clinical studies;
•	impose other administrative or judicial civil or criminal penalties;
•	withdraw regulatory approval, add label warnings or narrow the approved indication in the product label;
•	refuse to approve pending applications or supplements to approved applications filed by us, Sumitomo Dainippon or our potential future collaborators;
•	impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products.

We must comply with environmental, health and safety laws and regulations

Our activities involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state, city and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures we use for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage.

Risks Related to the Commercialization of Our Products

Sales of Ocaliva may be adversely affected by safety and labeling changes required by the FDA.

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a dear healthcare provider letter and the FDA also subsequently issued its own safety communication to reinforce recommended dosing in accordance with the Ocaliva label. Both communications reminded healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforce the existing dosing schedule for patients with Child-Pugh Class B, or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and are working with relevant regulatory authorities, including the European Medicines Agency, or EMA, to ensure that the Ocaliva label in such jurisdictions sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis. The revised label, and any future label changes that may be required by the FDA or other relevant regulatory authorities in connection with Ocaliva and any safety concerns associated with Ocaliva, perceived or real, may adversely affect sales of Ocaliva.

We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage and reimbursement for Ocaliva or our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. Sales of Ocaliva or our product candidates, if approved, depend and will depend substantially, both domestically and abroad, on the extent to which their cost will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Reimbursement policies could reduce the demand for, or the price paid for, our products.

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

Legislative healthcare reform may adversely affect our business.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the United States. Among other things, the purpose of the ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including recent tax legislation that removed the financial penalties for people who do not carry health insurance and an Executive Order signed in October 2017 by President Trump directing federal agencies to modify how the ACA is implemented and announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. There is still uncertainty whether the ACA will undergo additional revisions, and we cannot predict the impact of any future modifications, and it is uncertain how any such proposals, if approved, would affect these provisions. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices, including a 2017 California law, currently being challenged, that would require manufacturers to provide advanced notification of price increases to certain purchasers and report specified drug pricing information to the state We cannot predict the success of current or future federal or state legislative efforts.

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

In addition, the potential market opportunity for our products and product candidates is difficult to precisely estimate. While ursodiol is the established standard of care for PBC, a majority of patients while on therapy remain at ALP levels above the ULN. According to our analysis of industry data in PBC, approximately 65% of patients treated with ursodiol experience elevated ALP levels, with approximately 35% of patients experiencing ALP levels greater than 1.67 times ULN. In addition, a small minority of PBC patients (estimated at approximately 3% of patients) are intolerant to ursodiol therapy. Our estimates of the potential market opportunity for Ocaliva for the treatment of PBC include a number of key assumptions related to prevalence rates, patients’ access to healthcare, diagnosis rates and patients’ response to or tolerance of OCA, which are based on available literature and epidemiology research in PBC, our industry knowledge gained through market research and other methods, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions prove to be inaccurate, then the actual market for Ocaliva in PBC could be smaller than our estimates of our potential market opportunity. If the actual market opportunity for Ocaliva or our product candidates is smaller than we expect, our product revenue may be limited.

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

We have limited sales, marketing and distribution experience as a commercial organization. The commercial launch of Ocaliva for PBC represents our first product launch. We also plan to commercialize Ocaliva for PBC in certain other countries outside of the United States and Europe ourselves with a targeted sales force if we receive marketing approval. We may utilize the services of third-party collaborators in certain other jurisdictions. We have not yet decided on our commercialization strategy for OCA in other indications and for our other product candidates. To develop internal sales, distribution and marketing capabilities, we have invested and expect to continue to invest significant additional amounts of financial and management resources.

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

We have a collaboration with Sumitomo Dainippon for the development and commercialization of OCA in China. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

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

Federal false claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods (including drugs) or services to third-party payers (including Medicare and Medicaid) that are false or fraudulent. The federal civil monetary penalties statute, likewise, imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to generate business, including the purchase or prescription of a particular product covered by Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers or formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

The federal Health Insurance Portability and Accountability Act of 1996 or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or obtain, by means of false or fraudulent pretenses, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes significant requirements on the receipt and transfer of protected health information.

In addition, the federal transparency requirements under the Physician Payments Sunshine Act, or PACA, require certain manufacturers of drugs, for which payment is available under certain federal health care programs annually to report information related to payments and other transfers of value to physicians and teaching hospitals, and physician ownership and investment interests.

Finally, we must offer discounted pricing or rebates on Ocaliva under various federal and state healthcare programs, and report specific prices to government agencies under healthcare programs. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to significant penalties.

There are foreign and state law equivalents of these laws and regulations, such as anti-kickback, false claims, transparency, and data privacy and security laws, to which we are currently and/or may in the future, be subject. We may also be subject to state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Many of these state laws differ from each other in significant ways, thus complicating compliance efforts.

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

We depend on collaborations with third parties, such as Sumitomo Dainippon, to develop and commercialize selected product candidates and have limited control over how those third parties conduct development and commercialization activities for such product candidates.

We selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory and commercialization expertise for selected product candidates, and we have limited control over the amount and timing of resources that our collaborators may devote to our product candidates.

Our collaborators may fail to develop or effectively commercial products using our product candidates or technologies for a variety of reasons, including that they:

•	do not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources or a change in strategic focus;
•	decide to pursue a competitive product developed outside the collaboration; or
•	cannot obtain the necessary regulatory approvals.

If any of our current strategic collaborators fails to perform its obligations or terminates its agreement with us, the development and commercialization of the products or product candidates under such agreement could be delayed or terminated and our business could be substantially harmed.

We currently have an exclusive license agreement with Sumitomo Dainippon regarding the development and commercialization of Ocaliva for PBC and OCA for NASH in China. This strategic collaboration may not be scientifically or commercially successful due to a number of important factors, including the following:

•	Sumitomo Dainippon has significant discretion in determining the efforts and resources that it will apply to its strategic collaboration with us. The timing and amount of any cash payments, milestones and royalties that we may receive under such agreement will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of our product candidates by Sumitomo Dainippon under the agreement;
•	Our agreement with Sumitomo Dainippon restricts it from developing or commercializing any FXR agonist to treat PBC or NASH during the term of the agreement other than pursuant to the

Sumitomo Dainippon agreement. Subject to these restrictions, it is possible that Sumitomo Dainippon may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that it licenses from us;
•	Sumitomo Dainippon may change the focus of its development and commercialization efforts or pursue higher-priority programs;
•	Sumitomo Dainippon may, under specified circumstances, terminate its strategic collaboration with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic collaborators or adversely affect how we are perceived in the scientific and financial communities;
•	Sumitomo Dainippon has, under certain circumstances, the right to maintain or defend our intellectual property rights licensed to them in their territories, and, although we may have the right to assume the maintenance and defense of our intellectual property rights if our strategic collaborator does not, our ability to do so may be compromised by our strategic collaborator’s acts or omissions;
•	Sumitomo Dainippon may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability; and
•	Sumitomo Dainippon may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

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

We may be adversely affected by the amendment of our exclusive license agreement with Sumitomo Dainippon.

On February 13, 2018, the Company entered into an amendment to its exclusive license agreement with Sumitomo Dainippon. Under the amendment, Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and we agreed to forego any further milestone or royalty payments for the development and commercialization of OCA in such countries. In addition, Sumitomo Dainippon waived its rights to the Country Option and the parties adjusted certain milestone payment obligations with respect to the development and commercialization of OCA. The parties also agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to pay the Company a milestone payment or terminate the Agreement.

We may experience a decrease in revenue as a result of the amendment to our exclusive license agreement with Sumitomo Dainippon, as a result of potential foregone payments associated with such exclusive license agreement. Furthermore, we may not be successful in reaching an agreement with an alternative collaborator in the markets for which Sumitomo Dainippon had agreed to return its rights to develop and commercialize OCA, including Japan and Korea. In lieu of reaching an agreement with a suitable collaborator, we may independently develop and commercialize OCA in such markets ourselves and there is no guarantee that we would be successful in that endeavor.

We may not be successful in establishing, implementing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, expanding manufacturing capabilities and marketing approved products are expensive, we have entered into, and may seek to enter into, collaborations with companies that have more experience and resources than we have. For example, we have entered into a collaboration with Sumitomo Dainippon for OCA with respect to China. We may establish additional collaborations for development and commercialization of OCA in territories outside of those licensed by Sumitomo Dainippon and for other product candidates and research programs, including INT-777. Additionally, if any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to our unlicensed territories. If we are unable to maintain our existing arrangements or enter into any new such arrangements on acceptable terms, if at all, we may be unable to effectively market and sell our products in our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates.

When we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. For example, Sumitomo Dainippon has the exclusive rights to OCA in China. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into, including our collaboration with Sumitomo Dainippon, may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a product candidate or research program under a collaboration arrangement, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our product candidates, we would face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

The completion of development and securing of approval and commercialization of OCA for additional indications will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully advance any of these indications through the development process. Even if we receive FDA or EMA approval to market OCA for the treatment of any of these additional indications, we cannot assure you that any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize OCA for these additional indications, our commercial opportunity will be limited and our business prospects will suffer.

Risks Related to Our Business and Strategy

We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

We outsource and plan to continue to outsource substantial portions of our operations to third-party service providers, including the conduct of preclinical studies and clinical trials, collection and analysis of data and manufacturing. Although we are currently commercializing Ocaliva using our internal commercial organization, in the United States we are supporting our sales and marketing efforts with a small contract sales team and we will likely use the services of third-party vendors in relation to our future commercialization activities, including product sales, marketing and distribution. Our agreements with third-party service providers are on a study-by-study and/or project-by-project basis. Typically, we may terminate the agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, a number of third-party service providers that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to applicable governing practices and standards, the development and commercialization of Ocaliva and our other product candidates could be delayed or stopped, which could severely harm our business and financial condition.

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

We face rapid technological change and competition from other biotechnology and pharmaceutical companies. Our operating results will suffer if we fail to compete effectively.

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

Off-label uses of other potential treatments may limit the commercial potential of our product candidates, especially given the pricing of Ocaliva and the anticipated pricing for our product candidates. For example, while fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. In NASH, a number of treatments, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol, are used off-label. Although none of these treatments have been clearly shown in clinical trials to alter the course of the disease, in a previous study conducted by the NASH Clinical Research Network, similar improvements to those observed with OCA in the FLINT trial in certain histological measures of NASH were reported with vitamin E and pioglitazone. Various other treatments, both approved and unapproved, have been used in the other indications we are targeting.

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

We have a wholly-owned subsidiary in the United Kingdom which serves as our headquarters for our international operations. We have also formed a number of other wholly-owned subsidiaries in Europe and Canada in preparation for the anticipated commercial launch of Ocaliva in PBC in those jurisdictions. Although we are currently commercializing Ocaliva using our internal commercial organization, we will likely use the services of third-party vendors in relation to our future commercialization activities, including product sales, marketing and distribution. In addition, we have entered into collaborations with Sumitomo Dainippon for the development of OCA, and we may enter into agreements with other third parties for the development and commercialization of OCA or our other product candidates in international markets. Our international operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations. We anticipate increasing our presence in international markets, subjecting us to many risks that could adversely affect our business and revenues, including:

•	the far-reaching anti-bribery and anti-corruption legislation in the United Kingdom, including the Bribery Act, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;
•	compliance with complex import and export control laws;
•	restrictions on direct investments by foreign entities and trade restrictions;
•	differing regulatory requirements for drug approvals internationally and the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;
•	uncertainty regarding the collectability of accounts receivable;
•	difficulties in staffing and managing international operations;
•	potentially reduced protection for intellectual property rights;
•	potential third-party patent rights in countries outside of the United States;

•	the potential for so-called “parallel importing,” which is what occurs when a local seller, e.g., a pharmacy, faced with relatively high local prices, opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;
•	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;
•	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;
•	compliance with tax, employment, immigration and labor laws for employees traveling abroad;
•	taxes in other countries;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and
•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

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

In addition, we are subject to the anti-bribery and anticorruption laws of the United States, as well as of foreign jurisdictions where we operate, including the U.S. Foreign Corrupt Practices Act, or the FCPA, and the UK Bribery Act. Generally, these prohibit paying or offering anything of value corruptly to any foreign government official, for the purpose of obtaining or retaining a business advantage. In many countries, the health care professionals we regularly interact with may meet the FCPA’s definition of a foreign government official. U.S. and foreign regulators have increased their enforcement of anti-bribery and anticorruption laws in recent years. Failure to comply with these laws could result in various adverse consequences, including:

•	possible delay in approval or refusal to approve a product;
•	recalls, seizures or withdrawal of an approved product from the market;
•	disruption in the supply or availability of our products or suspension of export or import privileges;
•	the imposition of civil or criminal sanctions;
•	the prosecution of executives overseeing our international operations; and damage to our reputation.

Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results.

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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate to 21% effective for tax years including or commencing January 1, 2018, a move from a worldwide tax system to a territorial system, limitations on the deductibility of interest expense and executive compensation, as well as other changes.

The impact on our effective income tax rate resulting from the above-mentioned factors and others may be significant and could adversely affect our results of operations.

We have been significantly expanding our operations and the size of our company and will need to continue our expansion to support our future development strategy for OCA in other indications, including NASH, PSC and biliary atresia. We may experience difficulties in managing our significant growth.

We expect to continue to grow as we pursue additional pharmaceutical treatments for other indications. For example, from December 31, 2014 to December 31, 2017, our employee base has grown from 136 to 507 employees. As we advance our programs for OCA in NASH and other potential indications and our other product candidates, seek regulatory approval in the United States and elsewhere, increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. We will also need to grow our commercial capabilities, which will require us to hire additional personnel for the launch and ongoing marketing and sale of Ocaliva in PBC and any product candidate for which we obtain marketing approval. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems currently in place may experience difficulty in adjusting to our growth and strategic focus.

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

If we are unable to successfully manage this growth and adapt to this evolution in our strategic focus and increased complexity of operations, our business may be adversely affected.

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

We have obtained limited product liability insurance coverage in the United States for the use of OCA in our U.S. clinical trials and commercial sales and in selected other jurisdictions where we are conducting clinical trials. Our product liability insurance coverage in the United States is currently limited to an aggregate of $20.0 million. We have clinical trial and commercial product liability insurance coverage outside of the United States in amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

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

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate where it would have been more advantageous to enter into a partnering arrangement.

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

Our information security systems are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, the HIPAA, and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information.

Various foreign countries where we may process personal information also have, or are developing, laws governing the collection, use, disclosure and storage of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. In July 2016, U.S. and European Commission officials adopted a new framework called the EU-U.S. Privacy Shield to govern cross-border flows of personal data. We adopted the EU-U.S. Privacy Shield and certified to its requirements in October 2016 and recertified in October 2017. In May 2018, the General Data Protection Regulation, or GDPR, will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. While we are actively employing the EU-U.S. Privacy Shield as a means to legitimize the transfer of personal information from the EU and Switzerland to the United States, and are engaging in activities to comply with the GDPR requirements, we may be unsuccessful in these efforts.

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

Others have filed, and in the future, are likely to file, patent applications covering products and technologies that are similar or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in infringement, interference, derivation, opposition or invalidity proceedings before U.S. or non-U.S. patent offices. Our patents may also be challenged under other proceedings, such as inter partes review and post-grant review proceedings introduced by provisions of the America Invents Act.

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

As of December 31, 2017, we were the owner of record of over 110 issued or granted U.S. and non-U.S. patents relating to OCA with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds, and methods of using these compounds in various indications. We were also the owner at that date of record of over 130 pending U.S. and non-U.S. patent applications relating to OCA in these areas.

In addition, as of December 31, 2017, we were the owner of record of approximately 230 issued or granted U.S. and non-U.S. patents relating to our product candidates other than OCA, with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds and methods of using these compounds in various indications. We were also the owner of record of over 90 pending U.S. and non-U.S. patent applications relating to such other product candidates in these areas.

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

Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of OCA in PBC in May 2016, we have applied for an extension to the patent term for this patent in the United States through 2027. In addition, in connection with marketing authorization approval of OCA in PBC in the E.U, we have applied for supplementary patent certification to extend the patent term for this patent in the European Union through 2027. We expect to take similar actions in other jurisdictions and countries where similar regulations exist. In the event that we are unable to obtain any patent term extensions, the issued composition of matter patents for OCA are expected to expire in 2022 at the soonest and 2033 at the latest, assuming they withstand any challenge. We expect that the other patents for the OCA portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2033.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our managerial and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to go to court or engage in other adversarial proceedings to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed, or should not be enforced against that third party. These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court or adjudicating body will decide that such patents are not valid or not infringed, and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court or adjudicating body will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has modified some tests used by the U.S. Patent and Trademark Office, or the USPTO, in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

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

We have applied for and obtained a number of trademarks and service marks to further protect the proprietary position of our products. As of December 31, 2017, we have over 630 trademark and service mark registrations and over 240 pending trademark and service mark applications in the United States and abroad.

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

The trading market in our common stock has been extremely volatile. The quotation of our common stock on The Nasdaq Global Select Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of December 31, 2017, approximately 30% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities (other than FMR LLC, Capital World Investors, Ameriprise Financial, Inc., JPMorgan Chase & Co., The Vanguard Group and their respective affiliates) and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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

A lawsuit and follow-on lawsuit have been filed alleging, among other things, that we and certain of our officers violated federal securities laws by making allegedly material false and/or misleading statements regarding our business, operational and compliance policies. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. In addition, a lawsuit has been filed alleging, among other things, that our directors breached their fiduciary duties in connection with the Company’s non-executive director compensation practices. The lawsuit seeks money damages and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures relating to non-employee director compensation, as well as equitable and injunctive relief, restitution and costs and fees. While we believe we have meritorious defenses and intent to rigorously defend ourselves, we cannot predict the outcome of this lawsuit.

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

Furthermore, the stock markets in general and the market for biotechnology companies in particular have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations may negatively impact the market price of shares of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been in the past, and are currently the target of this type of litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, our stockholders could incur substantial losses.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline even if our business is doing well.

A significant number of shares of our common stock are held by a small number of stockholders, including Genextra S.p.A. and its affiliates, or, collectively, Genextra. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

We have a significant stockholder, which will limit your ability to influence corporate matters and may give rise to conflicts of interest and could result in future substantial sales of shares of our common stock into the market.

Genextra is our largest stockholder. As of December 31, 2017, Genextra owned 6,454,953 shares of our common stock. The shares of common stock owned by Genextra represented approximately 26% of our outstanding common stock as of December 31, 2017. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

In the future, we may issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital or in connection with strategic transactions, including potential in-licenses or acquisitions of products, technologies or businesses. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share you paid for our shares. If we issue securities in connection with a strategic transaction, we cannot assure you that the value of the assets we receive will be commensurate with the value of the securities we may issue. Investors purchasing or otherwise acquiring shares or other securities from us in the future could have rights, preferences or privileges senior to those of existing stockholders and you may experience dilution. You may also incur additional dilution upon the exercise of any outstanding stock options or vesting of restricted stock units or awards.

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

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or the DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our restated certificate of incorporation or restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

We do not intend to pay dividends in the foreseeable future.

To date, we have not paid any cash dividends on our common stock, and we do not intend to pay any dividends in the foreseeable future. Instead, we intend to retain earnings to fund the development and growth of our business. For this reason, the success of an investment in our common stock, if any, will depend on the appreciation of our common stock, which may not occur. There is no guarantee that our common stock will appreciate, and therefore, a holder of our common stock may not realize a return on his or her investment.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017 and 2016, we had net operating loss carryforwards, or NOLs, for U.S. Federal income tax purposes of $628.0 million and $562.3 million, respectively, which expire between 2024 and 2037. We also have certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

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

Our corporate headquarters is located in New York, New York, where we lease and occupy an aggregate of approximately 45,500 square feet of office space. The lease for our current corporate headquarters will expire in July 2021. In December 2017, we terminated the lease agreement relating to 55 Hudson Yards and have chosen to stay in our current 10 Hudson Yards location in order to reduce our long-term lease obligations. We incurred $9.8 million in expenses, which included a $7.8 million termination fee.

Our research and development operations are located in San Diego, California, where we lease and occupy approximately 47,000 square feet of space. The lease ends in September 2019; however, we have an option to further extend the lease for an additional five-year term at market rates prevailing at such time.

Our wholly owned subsidiary, Intercept Pharma Europe Ltd., or IPEL, also leases and occupies 8,500 square feet of office space in the King’s Cross area of London, United Kingdom for our international headquarters. The lease expires in May 2024. We are the guarantor to IPEL’s underlease for our international headquarters.

Item 3.	Legal Proceedings

See Item 1. “Business — Legal Proceedings” of this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market on October 11, 2012 under the symbol “ICPT”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market for each quarter in the years ended December 31, 2017 and 2016.

Year Ended December 31, 2017	High	Low
First quarter	$135.25	$101.99
Second quarter	133.73	104.33
Third quarter	135.59	54.98
Fourth quarter	75.80	57.25

Year Ended December 31, 2016	High	Low
First quarter	$152.60	$89.76
Second quarter	173.31	127.45
Third quarter	177.93	140.38
Fourth quarter	166.12	96.63

Stockholders

As of December 31, 2017, there were 454 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock from October 11, 2012 through December 31, 2017 to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on October 10, 2012 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index and it assumes the reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*
Among Intercept Pharmaceuticals, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

3000
2500
2000
1500
1000
500
0
10/10/2012
12/10/2012
2/10/2013
4/10/2013
6/10/2013
8/10/2013
10/10/2013
12/10/2013
2/10/2014
4/10/2014
6/10/2014
8/10/2014
10/10/2014
12/10/2014
2/10/2015
4/10/2015
6/10/2015
8/10/2015
10/10/2015
12/10/2015
2/10/2016
4/10/2016
6/10/2016
8/10/2016
10/10/2016
12/10/2016
2/10/2017
4/10/2017
6/10/2017
8/10/2017
10/10/2017
12/10/2017
ICPT
NASDAQ Composite
Nasdaq Biotech

*	$100 invested on 10/10/2012 in stock or index. Fiscal Year ending December 31, 2017.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended, or Securities Act, or Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act in the last three fiscal years.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from our audited consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$130,956	$24,951	$2,782	$1,742	$1,622
Operating expenses:
Cost of Sales	1,371	—	—	—	—
Selling, general and administrative	273,698	273,596	119,242	34,601	13,132
Research and development	191,499	153,893	112,696	80,311	27,941
Total operating expenses	466,568	427,489	231,938	114,912	41,073
Loss from operations	(335,612)	(402,538)	(229,156)	(113,170)	(39,451)
Total other income (expense), net	(24,755)	(10,292)	2,727	(170,056)	(28,341)
Net loss	(360,367)	(412,830)	(226,429)	(283,226)	(67,792)
Dividend on preferred stock, not declared	—	—	—	—	—
Net loss attributable to common stockholders	$(360,367)	$(412,830)	$(226,429)	$(283,226)	$(67,792)
Net loss per share, basic and diluted	$(14.38)	$(16.74)	$(9.56)	$(13.63)	$(3.76)
Weighted average shares outstanding, basic and diluted	25,054	24,663	23,694	20,784	18,029

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$414,917	$689,385	$628,055	$239,724	$144,832
Total assets	484,347	739,253	655,758	254,149	150,319
Accounts payable, accrued expenses and other liabilities	94,777	65,551	45,591	13,459	7,260
Warrant liability	—	—	—	—	50,112
Long-term debt	355,677	341,356	—	—	—
Accumulated deficit	(1,469,543)	(1,108,460)	(695,630)	(469,202)	(185,976)
Total stockholders’ equity	16,386	314,932	602,149	230,891	82,406

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report, including those set forth under Item 1.A “Risk Factors” and under “Forward-Looking Statements” in this Annual Report.

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

OCA was approved in the United States in May 2016 as a treatment for use in patients with PBC, under the brand name Ocaliva. OCA is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid, that selectively binds to and activates the farnesoid X receptor, or FXR. We believe OCA has broad liver-protective properties and may effectively counter a variety of chronic insults to the liver that cause fibrosis, or scarring, which can eventually lead to cirrhosis, liver transplant and death.

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

We are currently evaluating our future development strategy for OCA in other indications, including a variety of other non-viral progressive liver diseases such as nonalcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and biliary atresia.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. In May 2017, we completed enrollment of the interim analysis cohort for the REGENERATE trial. We anticipate top-line results from the interim analysis in the first half of 2019. We have also completed a Phase 2 clinical trial, known as the CONTROL trial, the goal of which was to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We announced that this trial met its primary endpoint in July 2017. We continue to work towards expanding our overall NASH development program with additional trials and studies, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial, which we announced in February 2018.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases. For example, in July 2017, we announced top-line results of our Phase 2 AESOP trial in PSC which evaluated the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. This trial achieved its primary endpoint, which we believe establishes a proof-of-concept of OCA in a second cholestatic liver disease. We plan to discuss these results with regulatory authorities to formulate our future development plans for OCA in PSC.OCA has received orphan drug designation in the

United States and the European Union for the treatment of PBC and PSC and breakthrough therapy designation from the U.S. Food and Drug Administration, or FDA, for the treatment of NASH patients with liver fibrosis.

Our current patents for OCA are scheduled to expire at various times through 2033. We own or have rights to various trademarks, copyrights and trade names used in our business, including rights to OCA worldwide except for China, where we have exclusively licensed OCA to Sumitomo Dainippon.

Our net loss for the years ended December 31, 2017 and 2016 was approximately $360.4 million and $412.8 million, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $1.5 billion. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

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

We anticipate that we will need to raise additional capital to commercialize OCA on a worldwide basis and continue our research and development activities in relation to OCA and our other pipeline candidates. Until we are able to consistently generate profits from our operations, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise additional capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Developments

Sumitomo Dainippon License Amendment

On February 13, 2018, the Company entered into an amendment to its exclusive license agreement with Sumitomo Dainippon. Under the amendment, Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and we agreed to forego any further milestone or royalty payments for the development and commercialization of OCA in such countries. In addition, Sumitomo Dainippon waived its option rights to develop OCA in any country outside of China and the parties adjusted certain milestone payment obligations with respect to the development and commercialization of OCA. The parties also agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to pay the Company a milestone payment or terminate the Agreement.

55 Hudson Yards Lease

In December 2017, we terminated the lease agreement relating to 55 Hudson Yards and have chosen to stay in our current 10 Hudson Yards location in order to reduce our long-term lease obligations. We incurred $9.8 million in expenses, which included a $7.8 million termination fee.

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

We re-evaluated our revenue recognition policy in the third quarter of 2017, which included the accumulation and review of customer related transactions since our commercial launch in the second quarter of 2016. We had accumulated sufficient data to reasonably estimate product returns and, therefore, we now effectively recognize revenue at the time of shipment to our customers (sell-in basis).

During the third quarter of 2017, we recorded an adjustment related to this change in estimate to recognize previously deferred revenue. The net effect was an increase in net sales of Ocaliva of $4.1 million for the nine months ended September 30, 2017. We also established a new reserve of $0.7 million during third quarter of 2017 related to future returns from our customers under our various contracts.

We have written contracts with each of our customers and delivery occurs when the customer receives Ocaliva. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. In order to conclude that the price is fixed and determinable, we must be able to (i) calculate our gross product revenues from the sales to our customers and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our customers for Ocaliva. We estimate net product revenues by deducting from our gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, and (iii) estimated costs of incentives offered to certain indirect customers including patients.

Licensing Revenue

We recognize revenue derived from our collaborative agreements for the development and commercialization of certain of our product candidates. In March 2011, we entered into an exclusive licensing agreement with Sumitomo Dainippon for the development of OCA in certain countries outside the United States. Under the terms of the agreement, we have received up-front payments totaling $16.0 million, including $1.0 million upon the exercise by Sumitomo Dainippon in May 2014 of its option to add Korea to its licensed territories. Following the amendment to the agreement in February 2018, Sumitomo Dainippon may be required to pay us up to an aggregate of approximately $4 million for the achievement of development milestones, $19 million for the achievement of regulatory approval milestones and tiered royalties up to the mid-twenties in percentage terms based on net sales of OCA products in China. As of December 31, 2017, we have achieved $6.0 million of the development and regulatory milestones.

For accounting purposes, the up-front payments are recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. We recognized $1.8 million and $6.8 million, respectively, in license revenue resulting from milestone payments and the amortization of the up-front payments under the collaboration agreement for the years ended December 31, 2017 and 2016. We anticipate that we will recognize revenue of approximately $1.8 million per year through 2020, for the amortization of the relevant up-front collaboration payments from Sumitomo Dainippon.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Dollar Change	% Change
	2017	2016
	(in thousands)
Revenue:
Product revenue, net	$129,175	$18,169	$111,006	611%
Licensing revenue	1,781	6,782	(5,001)	-74%
Total revenue	130,956	24,951	106,005	425%
Operating expenses:
Cost of Sales	1,371	—	1,371	N/M
Selling, general and administrative	273,698	273,596	102	0%
Research and development	191,499	153,893	37,606	24%
Total operating expenses	466,568	427,489	39,079	9%
Other income (expense):
Interest expense	(29,271)	(14,196)	(15,075)	106%
Other income, net	4,516	3,904	612	16%
Total other income (expense)	(24,755)	(10,292)	(14,463)	141%
Net loss	$(360,367)	$(412,830)	$52,463	-13%

*	N/M = not meaningful.

Revenues

Product revenue, net was $129.2 million and $18.2 for the years ended December 31, 2017 and 2016, respectively. We commenced our commercial launch in the United States for Ocaliva in PBC in June 2016. For the years ended December 31, 2017 and 2016, licensing revenue was $1.8 million and $6.8 million, respectively, which resulted from the recognition of development and regulatory milestones and amortization of the up-front payments under the collaboration agreement with Sumitomo Dainippon.

Cost of sales

Cost of sales was $1.4 million and $0 for the years ended December 31, 2017 and 2016, respectively, due to the commercial launch in the United States for Ocaliva in PBC in June 2016 and in certain European countries in 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses were $273.7 million and $273.6 million for the years ended December 31, 2017 and 2016, respectively. The $0.1 million net increase is primarily due to increased expenses of approximately $24.1 million in additional personnel-related costs to support our commercial and international initiatives, $9.8 million in expenses, which included a $7.8 million termination fee, related to the 55 Hudson Yard lease termination, and $17.4 million in Ocaliva commercialization activities and market research and indirect expenses (rent, travel and product-related legal costs) of $3.0 million. These increases were partially offset by the one-time net expense of $45.0 million attributable to the settlement of a purported securities class action lawsuit in 2016 plus related legal expenses of $3.4 million in 2016, along with a decrease in consultant spend of $5.8 million.

Research and development expenses

Research and development expenses were $191.5 million and $153.9 million for the years ended December 31, 2017 and 2016, respectively, representing a net increase of $37.6 million. This net increase in research and development expense primarily reflects an increase in OCA research and development activities of approximately $34.9 million to support our development activities, an increase of $2.2 million of compensation-related costs, and an increase of indirect costs of approximately $0.5 million.

Interest expense

Interest expense was $29.3 million and $14.2 million for the years ended December 31, 2017 and 2016, respectively, due to the issuance of our 3.25% convertible senior notes due 2023, or convertible notes, in July 2016.

Other income, net

Other income, net was $4.5 million and $3.9 million for the years ended December 31, 2017 and 2016, respectively. The $0.6 million increase is primarily attributable to interest income earned on cash, cash equivalents and investment securities, which increased compared to the prior year as a result of increases in cash and investment balances primarily due to the net proceeds from the issuance of our convertible notes.

Income Taxes

For the years ended December 31, 2017 and 2016, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate to 21% and a move from a worldwide tax system to a territorial system, as well as other changes. As a result of the enactment of the legislation, we remeasured our deferred tax assets and liabilities, for which we continue to maintain a full valuation allowance as of December 31, 2017. Accordingly, there was no tax expense recorded in the consolidated financial statements as a result of adopting the legislation.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Dollar Change	% Change
	2016	2015
	(in thousands)
Revenue:
Product revenue, net	18,169	—	18,169	N/M
Licensing revenue	6,782	2,782	4,000	144%
Total revenue	24,951	2,782	22,169	797%
Operating expenses:
Selling, general and administrative	273,596	119,242	154,354	129%
Research and development	153,893	112,696	41,197	37%
Total operating expenses	427,489	231,938	195,551	84%
Other income (expense):
Interest expense	(14,196)	—	(14,196)	N/M
Other income, net	3,904	2,727	1,177	43%
Total other income (expense)	(10,292)	2,727	(13,019)	N/M
Net loss	$(412,830)	$(226,429)	$(186,401)	82%

*	N/M = not meaningful.

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

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, we had an accumulated deficit of $1.5 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations primarily through the sale of common stock, preferred stock, convertible notes and warrants and payments received under our collaboration agreements totaling approximately $1.4 billion (net of issuance costs of $46.1 million), including $29.7 million in net proceeds from our Series C financing in August 2012, $78.7 million in net proceeds from our initial public offering in October 2012, $61.2 million in net proceeds from our follow-on public offering in June 2013, $183.5 million in net proceeds from a follow-on public offering in April 2014, $191.6 million in net proceeds from a follow-on public offering in February 2015, $367.1 million in net proceeds from the follow-on offering in April 2015, $447.6 million in net proceeds from the issuance of the convertible notes in July 2016, and the receipt of $22.0 million in up-front payments and milestones under our licensing and collaboration agreements. As of December 31, 2017, we had cash, cash equivalents and investment securities of $414.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market bank accounts and investments, all of which have maturities of less than two years.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(265,402)	$(342,441)	$(162,902)
Investing activities	287,775	(60,135)	(389,472)
Financing activities	2,838	414,382	565,469
Effect of exchange rate changes	1,127	(873)	(376)
Net increase in cash and cash equivalents	$26,338	$10,933	$12,719

Operating Activities.  Net cash used in operating activities of $265.4 million for the year ended December 31, 2017 was primarily a result of our $360.4 million net loss partially offset by net changes in operating assets and liabilities of $14.6 million, $57.0 million for stock-based compensation, $4.6 million for depreciation, $12.9 million for accretion of the discount on the convertible notes and the amortization of investment premium of $3.4 million.

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

Investing Activities.  For the year ended December 31, 2017, net cash provided by investing activities primarily reflects the sale of investment securities of $529.3 million, partially offset by the purchase of investment securities of $231.1 million and capital expenditures of $10.4 million primarily related to our offices.

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

Financing Activities.  Net cash provided by financing activities in the year ended December 31, 2017 consisted primarily of $2.8 million from the exercise of options to purchase common stock.

Net cash provided by financing activities in the year ended December 31, 2016 consisted primarily of the issuance of our convertible notes that occurred in July 2016 of $447.6 million, net of issuance cost, and $5.2 million from the exercise of options to purchase common stock, partially offset by payments of $38.4 million for the capped call transactions related to our convertible notes.

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

Adjusted operating expense is a financial measure not calculated in accordance with GAAP. We anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded from adjusted operating expenses as compared to operating expenses under GAAP. For the year ended December 31, 2016, adjusted operating expense also excludes a one-time $45 million net expense for the settlement of a purported class action lawsuit. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” — “Non-GAAP Financial Measures” for more information.

Due to the many variables inherent to the development and commercialization of novel therapies and our rapid growth and expansion, we currently cannot accurately and precisely predict the duration beyond mid-2019 over which we expect our cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditure requirements. However, we currently believe that our cash and cash equivalents will be sufficient for us to:

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

The amount and timing of our future funding requirements will depend on many factors, including:

•	the rate of progress and cost of our continued commercialization activities for Ocaliva in PBC in jurisdictions where it has received marketing approval;
•	our ability to receive marketing approval of Ocaliva for PBC in countries where it has not received marketing approval based on our regulatory submissions package and our work completed to date, including the willingness of the relevant regulatory authorities to accept the POISE trial, which is our completed Phase 3 clinical trial for PBC;
•	the degree of effort and time needed to prepare for and initiate the commercial launches of Ocaliva in PBC in the jurisdictions where it receives marketing approval;
•	the progress, costs, results of and timing of our clinical development programs for OCA in PBC, NASH, PSC and other indications, such as the COBALT trial, the REGENERATE trial, the ongoing Phase 3 trial in NASH patients with cirrhosis or other trials we may conduct;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the expansion of our research and development activities and the product candidates that we pursue, including our product candidates in preclinical development such as INT-777;
•	the expansion of our operations, personnel and the size of our company and our need to continue to expand in the longer term;
•	the costs associated with securing and establishing manufacturing capabilities and procuring the materials necessary for our products and product candidates;
•	market acceptance of our products and product candidates, which may be affected by reimbursement from payors;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	the effect of competing technological and market developments; and
•	other cash needs that may arise as we continue to operate our business.

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

Non-GAAP Financial Measures

This Annual Report presents projected adjusted operating expense, which is a financial measure not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in addition to, but not as a substitute for, operating expense that we prepare and announce in accordance with GAAP. We exclude certain items from adjusted operating expense, such as stock-based compensation and other non-cash items, that management does not believe affect our basic operations and that do not meet the GAAP definition of unusual or non-recurring items. For the year ended December 31, 2016, adjusted operating expense also excludes a one-time $45 million net expense for the settlement of a purported class action lawsuit. Other than the net class action lawsuit settlement amount, which is a one-time expense, we anticipate that stock-based compensation expense will represent the most significant non-cash item that is excluded in adjusted operating expenses as compared to operating expenses under GAAP. A reconciliation of projected non-GAAP adjusted operating expense to operating expense calculated in accordance with GAAP is not available on a forward-looking basis without unreasonable effort due to an inability to make accurate projections and estimates related to certain information needed to calculate, for example, future stock-based compensation expense. Management also uses adjusted operating expense to establish budgets and operational goals and to manage our company’s business. Other companies may define this measure in different ways. We believe this presentation provides investors and management with supplemental information relating to operating performance and trends that facilitate comparisons between periods and with respect to projected information.

As of December 31, 2017, we had $414.9 million in cash, cash equivalents and investment securities. We currently project adjusted operating expenses in the range of $390 million to $410 million in the fiscal year ending December 31, 2018, which excludes stock-based compensation and other non-cash items. These expenses are planned to support the continued commercialization of Ocaliva in PBC in the United States and other markets, the continued clinical development for OCA in PBC and NASH and PSC and our other earlier stage pipeline programs. We may make additional investments over 2018 as our business evolves.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

The Company commenced its commercial launch of Ocaliva for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for the treatment of PBC and the Company commenced launch in January of 2017. In May 2017, Health Canada granted a conditional approval for the treatment of PBC and the Company commenced launch in July of 2017. The Company sells Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as the Company’s customers.

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

The Company re-evaluated its revenue recognition policy in the third quarter of 2017, which included the accumulation and review of customer related transactions since the Company’s commercial launch in the second quarter of 2016. The Company now believes it has accumulated sufficient data to reasonably estimate product returns and, therefore, it will now effectively recognize revenue at the time of shipment to its customers (sell-in basis). During the third quarter of 2017, the Company recorded an adjustment related to this change in estimate to recognize previously deferred revenue. The net effect was an increase in net sales of Ocaliva of $4.1 million for the nine months ended September 30, 2017. The Company also established a new reserve of $0.7 million during the third quarter of 2017 related to future returns from its customers under its various contracts.

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

Trade Allowances

We provide invoice discounts on Ocaliva sales to certain of our customers for prompt payment and record these discounts as a reduction to gross product revenues. These discounts are based on contractual terms.

Rebates and Discounts

We contract with the Centers for Medicare & Medicaid Services, or CMS, and other government agencies to make Ocaliva available to eligible patients. As a result, we estimate any rebates and discounts and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. Our estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs. These estimates are recorded in accrued liabilities on the condensed consolidated balance sheet.

Other Incentives

Other incentives that we offer to indirect customers include co-pay assistance cards provided for PBC patients whom reside in states that permit co-pay assistance programs. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. We estimate each period the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations and are recorded in accrued liabilities on the condensed consolidated balance sheet.

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

We calculate the fair value of stock-options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. Our key assumptions are:

•	The expected volatility was estimated based upon the historical volatility information of peer companies for each respective reporting period. We calculated expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status.
•	The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.
•	The expected term of options granted represents the period of time the options are expected to be outstanding.
•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.
•	We account for forfeitures as they occur.

We expect the impact of stock-based compensation may fluctuate in future periods due to the potential changes in the value of our common stock, changes to our headcount and the award of additional stock option and other equity grants to our personnel.

Convertible Senior Notes and Capped Call Transactions

In July 2016, we completed an underwritten public offering of $460.0 million in the aggregate principal amount of 3.25% convertible senior notes due in 2023, or the Convertible Notes. After deducting the underwriting discounts and offering expenses of approximately $12.4 million, the net proceeds from the Convertible Notes offering were approximately $447.6 million. In connection with the offering, we entered into an indenture, as supplemented by the First Supplemental Indenture relating to the Convertible Notes, or, collectively, the Indenture, with U.S. Bank National Association, a national banking association, as trustee governing the Convertible Notes. The Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2017. The Convertible Notes mature on July 1, 2023, unless earlier repurchased, redeemed or converted. Holders may convert the Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the Indenture) per $1,000 principal amount of convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after January 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their convertible notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock (and cash in lieu of any fractional shares) or a combination of cash and shares of our common stock, at our election. The conversion rate will initially be 5.0358 shares of our common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $198.58 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its convertible notes in connection with such a corporate event in certain circumstances.

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

Contractual Obligations and Commitments

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(in thousands)
Operating leases	$30,377	$7,602	$12,315	$6,525	$3,935
Long-term debt	460,000	—	—	—	460,000
Purchase obligations	40,230	27,332	9,206	3,016	676
Total	$530,607	$34,934	$21,521	$9,541	$464,611

See Item 2. “Properties” to this Annual Report for a description of our operating leases. In addition to the general description of our operating leases, the following provides additional details related to our leases for the Hudson Yards development.

In December 2017, we terminated the lease agreement relating to 55 Hudson Yards and have chosen to stay in our current 10 Hudson Yards location in order to reduce our long-term lease obligations. We incurred $9.8 million in expenses, which included a $7.8 million termination fee. In addition, we also reduced our future operating lease obligation by $124.5 million over the life of that lease.

See “— Critical Accounting Policies and Estimates — Convertible Senior Notes and Capped Call Transactions” above for a description of our convertible notes.

We are a party to license and research and development agreements with universities and other third parties, as well as patent assignment agreements, under which we have obtained rights to patents, patent applications and know-how. We enter into contracts in the normal course of business with CRO, for clinical trials, clinical and commercial supply manufacturing, with vendors for commercial and precommercial activities, research and development activities and other services and products for operating purposes. Our agreements generally provide for termination within 90 days of notice. Such agreements are cancelable contracts and not included in the table of contractual obligations and commitments. We have included as purchase obligations our commitments under agreements to the extent they are quantifiable and are not cancelable.

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

Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, RSUs, RSAs and warrants to purchase common stock. Potentially dilutive common stock equivalents totaled approximately 2.3 million shares, 1.9 million shares, and 1.5 million shares for the years ended December 31, 2017, 2016 and 2015, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investment securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investment securities. If a 10% change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We do not believe that our cash and cash equivalents and available for sale investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and available for sale investments do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

We contract with CROs, investigational sites, suppliers, facilities, marketing firms and other vendors and suppliers in Europe and internationally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2017, 2016 or 2015.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017 based on those criteria.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control, that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 in conjunction with our 2018 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

See Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Item 10.

Item 14.	Principal Accounting Fees and Services

See Item 10.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The exhibits filed as part of this Annual Report are set forth on the Exhibit Index immediately below.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.
Date: February 28, 2018	By: /s/ Mark Pruzanski, M.D. Mark Pruzanski President and Chief Executive Officer (Principal Executive Officer)
Date: February 28, 2018	By: /s/ Sandip Kapadia Sandip Kapadia Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ Mark Pruzanski, M.D. Mark Pruzanski, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
/s/ Sandip Kapadia Sandip Kapadia	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
/s/ Paolo Fundarò Paolo Fundarò	Chairman of the Board of Directors	February 28, 2018
/s/ Srinivas Akkaraju, M.D., Ph.D. Srinivas Akkaraju, M.D., Ph.D.	Director	February 28, 2018
/s/ Luca Benatti, Ph.D. Luca Benatti, Ph.D.	Director	February 28, 2018
/s/ Daniel Bradbury Daniel Bradbury	Director	February 28, 2018
/s/ Keith Gottesdiener, M.D. Keith Gottesdiener, M.D.	Director	February 28, 2018
/s/ Gino Santini Gino Santini	Director	February 28, 2018
/s/ Glenn Sblendorio Glenn Sblendorio	Director	February 28, 2018
/s/ Daniel Welch Daniel Welch	Director	February 28, 2018

INTERCEPT PHARMACEUTICALS, INC.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Intercept Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

New York, New York
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Intercept Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Intercept Pharmaceuticals, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

New York, New York
February 28, 2018

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$70,013	$43,675
Investment securities, available-for-sale	344,904	645,710
Accounts receivable	16,501	9,126
Prepaid expenses and other current assets	16,889	9,354
Total current assets	448,307	707,865
Fixed assets, net	16,184	11,295
Inventory	3,480	2,279
Security deposits	16,376	17,814
Total assets	$484,347	$739,253
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$94,777	$65,551
Short-term interest payable	7,475	7,267
Short-term portion of deferred revenue	1,782	5,694
Total current liabilities	104,034	78,512
Long-term liabilities:
Long-term debt	355,677	341,356
Long-term other liabilities	5,578	—
Long-term portion of deferred revenue	2,672	4,453
Total liabilities	$467,961	$424,321
Stockholders’ equity:
Common stock par value $0.001 per share; 45,000,000 shares authorized; 25,172,678 and 24,819,918 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	1,486,690	1,426,168
Accumulated other comprehensive loss, net	(786)	(2,801)
Accumulated deficit	(1,469,543)	(1,108,460)
Total stockholders’ equity	16,386	314,932
Total liabilities and stockholders’ equity	$484,347	$739,253

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Revenue:
Product revenue, net	$129,175	$18,169	$—
Licensing revenue	1,781	6,782	2,782
Total revenue	130,956	24,951	2,782
Operating expenses:
Cost of sales	1,371	—	—
Selling, general and administrative	273,698	273,596	119,242
Research and development	191,499	153,893	112,696
Total operating expenses	466,568	427,489	231,938
Operating loss	(335,612)	(402,538)	(229,156)
Other income (expense):
Interest expense	(29,271)	(14,196)	—
Other income, net	4,516	3,904	2,727
Total other income (expense)	(24,755)	(10,292)	2,727
Net loss	$(360,367)	$(412,830)	$(226,429)
Net loss per common and potential common share:
Basic and diluted	$(14.38)	$(16.74)	$(9.56)
Weighted average common and potential common shares outstanding:
Basic and diluted	25,054	24,663	23,694

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(360,367)	$(412,830)	$(226,429)
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	791	378	(1,628)
Reclassification for recognized gains (losses) on marketable investment securities during the period recognized in other income, net of tax	—	(48)	3
Net unrealized gains (losses) on marketable investment securities	$791	$330	$(1,625)
Foreign currency translation adjustments	1,225	(878)	(347)
Comprehensive loss	$(358,351)	$(413,378)	$(228,401)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2017, 2016, and 2015
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance – December 31, 2014	21,416	$22	$700,355	$(469,201)	$(281)	$230,895
Stock-based compensation	—	—	34,189	—	—	34,189
Issuance of common stock from public offering, net of underwriting fees and issuance costs	2,481	1	558,753	—	—	558,754
Net proceeds from exercise of stock options	495	1	6,711	—	—	6,712
Other comprehensive loss	—	—	—	—	(1,972)	(1,972)
Net loss	—	—	—	(226,429)	—	(226,429)
Balance – December 31, 2015	24,392	$24	$1,300,008	$(695,630)	$(2,253)	$602,149
Stock-based compensation	—	—	46,205	—	—	46,205
Recognition of debt discount on convertible notes	—	—	113,145	—	—	113,145
Purchase of capped call transactions and associated costs	—	—	(38,364)	—	—	(38,364)
Net proceeds from exercise of stock options	428	1	5,174	—	—	5,175
Other comprehensive loss	—	—	—	—	(548)	(548)
Net loss	—	—	—	(412,830)	—	(412,830)
Balance – December 31, 2016	24,820	$25	$1,426,168	$(1,108,460)	$(2,801)	$314,932
Stock-based compensation	—	—	56,968	—	—	56,968
Net proceeds from exercise of stock options	353	—	2,838	—	—	2,838
Other comprehensive income	—	—	716	(716)	2,015	2,015
Net loss	—	—	—	(360,367)	—	(360,367)
Balance – December 31, 2017	25,173	$25	$1,486,690	$(1,469,543)	$(786)	$16,386

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(360,367)	$(412,830)	$(226,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	56,968	46,205	34,189
Amortization of investment premium	3,429	4,939	6,302
Amortization of deferred financing costs	1,417	685	—
Realized loss on investments	—	48	—
Depreciation	4,601	3,831	1,691
Loss on the disposal of property and equipment	1,000	—	—
Accretion of debt discount	12,904	6,242	—
Changes in operating assets:
Prepaid expenses and other current assets	(7,535)	4,284	(7,516)
Security deposits	1,438	(13,796)	(1,575)
Accounts receivable	(7,375)	(9,126)	—
Inventory	(1,201)	(2,279)	—
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	29,226	19,960	32,218
Interest payable	208	7,267	—
Long-term other liabilities	5,578	—	—
Deferred revenue	(5,693)	2,129	(1,782)
Net cash used in operating activities	(265,402)	(342,441)	(162,902)
Cash flows from investing activities:
Purchases of investment securities	(231,107)	(511,521)	(640,709)
Sales of investment securities	529,274	456,465	257,172
Purchases of equipment, leasehold improvements, and furniture and fixtures	(10,392)	(5,079)	(5,935)
Net cash provided by (used in) investing activities	287,775	(60,135)	(389,472)
Cash flows from financing activities:
Proceeds from issuance of stock offerings, net of issuance costs	—	—	558,756
Payments for capped call transactions and associated costs	—	(38,364)	—
Proceeds from issuance of Convertible Notes, net of issuance costs	—	447,573	—
Proceeds from exercise of options, net	2,838	5,173	6,713
Net cash provided by financing activities	2,838	414,382	565,469
Effect of exchange rate changes	1,127	(873)	(376)
Net increase in cash and cash equivalents	26,338	10,933	12,719
Cash and cash equivalents – beginning of period	43,675	32,742	20,023
Cash and cash equivalents – end of period	$70,013	$43,675	$32,742

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities are carried at cost which management believes approximates fair value because of the short-term maturity of these instruments.

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including failing to secure additional funding, uncertainties related to commercialization of products, and regulatory approval.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents and investment securities. The Company currently invests its excess cash primarily in money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

principal and liquidity. On a consolidated basis, for the year ended December 31, 2017, the Company’s three largest customers (as discussed in more detail below under “Revenue Recognition”) accounted for 40%, 23% and 13%, of the Company’s net product sales, respectively. On a consolidated basis, for the year ended December 31, 2016, the Company’s three largest customers accounted for 49%, 37% and 12%, of the Company’s net product sales, respectively.

Accounts Receivable

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company records receivables for all billings when amounts are due under standard terms. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other contractual adjustments as well as an allowance for doubtful accounts. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when the Company determines that they are uncollectible. The Company has recorded $16.5 million and $9.1 million of accounts receivable as of December 31, 2017 and 2016, respectively, and has not recorded an allowance for any doubtful accounts as of December 31, 2017 and 2016. On a consolidated basis, the Company’s three largest customers accounted for 34%, 29% and 12% of the December 31, 2017 accounts receivable balance, respectively. On a consolidated basis, the Company’s three largest customers accounted for 45%, 38% and 14% of the December 31, 2016 accounts receivable balance, respectively.

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

The Company re-evaluated its revenue recognition policy in the third quarter of 2017, which included the accumulation and review of customer related transactions since the Company’s commercial launch in the second quarter of 2016. The Company now believes it has accumulated sufficient data to reasonably estimate product returns and, therefore, it will now effectively recognize revenue at the time of shipment to its customers (sell-in basis). During the third quarter of 2017, the Company recorded an adjustment related to this change in estimate to recognize previously deferred revenue. The net effect was an increase in net sales of Ocaliva of $4.1 million for the nine months ended September 30, 2017. The Company also established a new reserve of $0.7 million during the third quarter of 2017 related to future returns from its customers under its various contracts.

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

Rebates and Discounts

The Company contracts with Centers for Medicare & Medicaid Services (“CMS”) and other government agencies to make Ocaliva available to eligible patients. As a result, the Company estimates any rebates and discounts and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs. These estimates are recorded in accrued liabilities on the consolidated balance sheet.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for PBC patients whom reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. The Company estimates each period the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations and are recorded in accrued liabilities on the consolidated balance sheet.

Licensing Revenue

The Company accounts for the development, regulatory and sales milestones within an arrangement in accordance with the milestone method of revenue recognition. This method allows for the recognition of consideration which is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. Each future milestone is considered substantive if it: (i) relates solely to the past performance of the intellectual property to achieve the milestone; (ii) is reasonable relative to all of the deliverables and payment terms in the arrangement; and (iii) is commensurate with either the Company’s performance or the enhanced value of the intellectual property as a result of a specific outcome resulting from the Company’s performance.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation” (ASC 718). The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of the grant. Restricted stock units and restricted stock awards are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of equity instruments expected to vest after taking into consideration an estimate of award forfeitures based on actual experience are recognized and amortized on a straight-line basis over the requisite service period of the award. Generally stock options fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation for consultants on a mark–to-market basis which is updated on a quarterly basis.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options and restricted stock units (“RSUs”) using the treasury stock method.

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

The Company determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred assets at that time. At December 31, 2017 and 2016, the Company maintained a full valuation allowance on its deferred tax assets.

At any one time the Company’s tax returns for numerous tax years are subject to examination by U.S. Federal, state, and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not to be sustained. At December 31, 2017 and 2016, the Company had no reserves for unrecognized tax benefits.

Segments

The Company operates in one segment. The Company is a biopharmaceutical company focused on discovering, developing and commercializing treatments for non-viral, progressive liver diseases.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), and subsequently issued modifications or clarifications in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 and the related guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five-step process for evaluating contracts and determining revenue recognition. In addition, new and enhanced disclosures are required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018, using the modified retrospective approach, applied only to contracts that were not completed as of January 1, 2018.

The Company re-evaluated its revenue recognition policy in the third quarter of 2017, which included the accumulation and review of customer related transactions since the Company’s commercial launch in the second quarter of 2016. As of the third quarter of 2017, the Company concluded that it had accumulated sufficient data to reasonably estimate product returns and, therefore, it began recognizing revenue at the time of shipment to its customers (sell-in basis). During the third quarter of 2017, the Company recorded an adjustment related to this change in estimate to recognize previously deferred revenue. The net effect was an increase in net sales of Ocaliva of $4.1 million for the year ended December 31, 2017. The Company also established a new reserve of $0.7 million during the third quarter of 2017 related to future returns from its customers under its various contracts. Because the Company changed its revenue recognition polices to the sell-in basis during the third quarter of 2017, the adoption of ASU 2014-09 did not result in an adjustment to amounts previously recognized as revenue under Topic 605, and there were no other significant changes impacting the timing or measurement of our revenue or our business processes and controls.

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

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on its consolidated financial statements and related disclosures, but does not expect it to have a significant impact.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is evaluating the impact of adoption of the standard on the consolidated financial statements and related disclosures, but does not expect it to have a significant impact.

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

4. Significant Agreements

Sumitomo Dainippon Pharma Co., Ltd. (Sumitomo Dainippon)

In March 2011, the Company entered into an exclusive license agreement with Sumitomo Dainippon, under which the Company granted Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA as a therapeutic for the treatment of PBC and NASH in Japan and China (excluding Taiwan). Under the terms of the license agreement, the Company received an up-front payment from Sumitomo Dainippon of $15.0 million and may be eligible to receive additional milestone payments of up to an aggregate of approximately $4 million in development milestones based on the initiation or completion of clinical trials, $19 million in regulatory approval milestones and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China. As of December 31, 2017, the Company had achieved $6.0 million of the development milestones under its collaboration agreement with Sumitomo Dainippon. In May 2014, Sumitomo Dainippon exercised its option under the license agreement to add Korea as part of its licensed territories and paid the Company a $1.0 million up-front fee. Sumitomo Dainippon will be responsible for the costs of developing and commercializing OCA in its territories.

The Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. This development period is currently estimated as continuing through June 2020 and, as such, the up-front payment and payments made in respect of the Korea option are being recognized ratably over this period. During the years ended December 31, 2017 and 2016, the Company recorded revenue of approximately $1.8 million and $6.8 million, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Cash, Cash Equivalents, and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$70,013	$—	$—	$70,013
Investments:
Commercial paper	2,986	—	(3)	2,983
Corporate debt securities	333,958	—	(752)	333,206
U.S. government and agency securities	8,743	—	(28)	8,715
Total investments	345,687	—	(783)	344,904
Total cash, cash equivalents and investments	$415,700	$—	$(783)	$414,917

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$43,675	$—	$—	$43,675
Investments:
Commercial paper	66,185	—	(71)	66,114
Corporate debt securities	554,847	14	(1,443)	553,418
U.S. government and agency securities	26,254	—	(76)	26,178
Total investments	647,286	14	(1,590)	645,710
Total cash, cash equivalents and investments	$690,961	$14	$(1,590)	$689,385

As of December 31, 2017, the Company held a total of forty-one positions that were in a continuous unrealized loss position for more than twelve months. The Company has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2017. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other-than-temporarily impaired at December 31, 2017.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Cash, Cash Equivalents, and Investments  – (continued)

The fair value for the Company’s available-for-sale investments, which have been in an unrealized loss position for less than and longer than 12 months is as follows:

	As of December 31, 2017
	Less than 12 months		12 Months or greater		Total
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$272,453	$(506)	$60,753	$(246)	$333,206	$(752)
U.S. government and agency securities	6,723	(25)	1,992	(3)	8,715	(28)
Commercial paper	2,983	(3)	—	—	2,983	(3)
Total	$282,159	$(534)	$62,745	$(249)	$344,904	$(783)

	As of December 31, 2016
	Less than 12 months		12 Months or greater		Total
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$341,823	$(510)	$178,818	$(933)	$520,641	$(1,443)
U.S. government and agency securities	19,479	(30)	6,699	(46)	26,178	(76)
Commercial paper	66,114	(71)	—	—	66,114	(71)
Total	$427,416	$(611)	$185,517	$(979)	$612,933	$(1,590)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Prepaid expenses and other receivables	$14,818	$6,145
Interest receivable	2,071	3,209
Prepaid expenses and other current assets	$16,889	$9,354

7. Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives (Years)	December 31,
		2017	2016
		(in thousands)
Office equipment and software	3	$5,048	$4,942
Leasehold improvements	Over life of lease	14,665	6,668
Furniture and fixtures	7	5,257	4,202
Subtotal		24,970	15,812
Less: accumulated depreciation		(8,786)	(4,517)
Fixed assets, net		$16,184	$11,295

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fixed Assets, Net  – (continued)

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $4.6 million, $3.8 million, and $1.7 million, respectively.

8. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following:

	December 31,
	2017	2016
	(in thousands)
Work-in-process	$3,249	$2,207
Finished goods	231	72
Inventory, net	$3,480	$2,279

9. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Accounts payable	$6,965	$6,722
Accrued employee compensation	27,118	19,287
Accrued contracted services and other	60,694	39,542
Accounts payable, accrued expenses and other liabilities	$94,777	$65,551

10. Long-Term Debt

Debt, net of discounts and deferred financing costs, consists of the following:

	December 31,
	2017	2016
	(in thousands)
Long-term debt	$355,677	$341,356
Less current portion	—	—
Long-term debt outstanding	$355,677	$341,356

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

Interest expense was $29.3 million and $14.2 million for the year ended December 31, 2017 and 2016, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $14.9 million and $7.3 million as of December 31, 2017 and 2016. The Company recorded debt issuance costs of $12.4 million, which are being amortized using the effective interest method. As of December 31, 2017 and 2016, $10.3 million and $11.7 million, respectively, of debt issuance costs are recorded on the consolidated balance sheet in Long-Term Debt, in accordance with ASU 2015-03. As of December 31, 2017 and 2016, the Company had outstanding borrowings of $460.0 million, related to the Convertible Notes.

11. Product Revenues, Net

The Company recognized net sales of Ocaliva of $129.2 million and $18.2 million for the years ended December 31, 2017 and 2016, respectively.

The table below summarizes consolidated product revenue, net by region:

	Years Ended December 31,
	2017	2016
Product revenue, net:
U.S.	$115.8	$18.2
ex-U.S.	13.4	—
Total product revenue, net	$129.2	$18.2

12. Fair Value Measurements

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

12. Fair Value Measurements  – (continued)

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

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

	Total	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	(in thousands)
December 31, 2017
Assets:
Money market funds	$13,361	$13,361	$—	$—
Available for sale securities:
Commercial paper	2,983	—	2,983	—
Corporate debt securities	333,206	—	333,206	—
U.S. government and agency securities	8,715	—	8,715	—
Total financial assets:	$358,265	$13,361	$344,904	$—
December 31, 2016
Assets:
Money market funds	$11,755	$11,755	$—	$—
Available for sale securities:
Commercial paper	66,114	—	66,114	—
Corporate debt securities	553,418	—	553,418	—
U.S. government and agency securities	26,178	—	26,178	—
Total financial assets:	$657,465	$11,755	$645,710	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Fair Value Measurements  – (continued)

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities, U.S. government and agency securities, and municipal securities) as of December 31, 2017 and 2016, respectively, by contractual maturity, are as follows:

	Fair Value as of December 31,
	2017	2016
	(in thousands)
Due in one year or less	$282,159	$456,184
Due after one year through 2 years	62,745	189,526
Total investments in debt securities	$344,904	$645,710

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

13. Stockholders’ Equity and Preferred Stock

Common Stock

As of December 31, 2017 and 2016, the Company had 45,000,000 authorized shares of common stock, $0.001 par value per share, respectively. At the 2016 annual meeting of stockholders held on July 19, 2016, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 35,000,000 shares to 45,000,000 shares.

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

Preferred Stock

As of December 31, 2017 and 2016, the Company had 5,000,000 authorized shares of preferred stock, $0.001 par value per share, of which none are issued.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Stock Compensation

The 2012 Equity Incentive Plan (2012 Plan) became effective upon the pricing of the IPO in October 2012. At the same time, the 2003 Stock Incentive Plan (2003 Plan) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

The estimated fair value of the options that have been granted under the 2003 and 2012 Plans is determined utilizing the Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs and RSAs that have been granted under the 2012 Plan is determined utilizing the closing stock price on the date of grant. There were approximately 1.9 million and 1.5 million shares available for grant remaining under the 2012 Plan at December 31, 2017 and 2016, respectively. On January 1, 2017 and 2016, the numbers of shares reserved for issuance under the 2012 Plan was increased by 993,558, and 976,101 shares, respectively, as a result of the automatic increase in shares reserved pursuant to the terms thereof.

Stock Options

The Company estimated the fair value of stock options granted in the periods presented using a Black-Scholes option-pricing model utilizing the following assumptions:

Years Ended December 31,
	2017	2016	2015
Volatility	61 – 65%	60 – 66%	61 – 90%
Expected term (in years)	6.0 – 9.9	5.1 – 10.0	5.1 – 7.0
Risk-free rate	1.8 – 2.4%	1.1 – 2.4%	0.2 – 2.2%
Expected dividend yield	—%	—%	—%

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

The Company’s combined outstanding employee and non-employee option activity for the period from December 31, 2016 through December 31, 2017 is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,553	$117.80	7.4	$48,308
Granted	568	$107.00	—	$—
Exercised	(109)	$26.01	—	$—
Cancelled/forfeited	(133)	$137.66	—	$—
Expired	(71)	$214.53	—	$—
Outstanding at December 31, 2017	1,808	$114.70	7.4	$14,648
Expected to vest	1,808	$114.70	7.4	$14,648
Exercisable	923	$104.52	5.8	$14,648

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those shares that had exercise prices lower than the deemed fair value of the Company’s common stock. As of December 31, 2017, the total compensation cost related to non-vested option awards not yet recognized is approximately

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Stock Compensation  – (continued)

$46.4 million with a weighted average remaining vesting period of 2.47 years. The weighted-average grant date fair value of options granted during the year ended December 31, 2017 is $63.65. The total fair value of shares underlying options that vested in 2017 was $26.6 million.

In April 2014, the Company issued 57,063 performance-based options to certain employees to purchase common stock that will vest upon the achievement of certain regulatory milestones related to OCA at future dates. In November 2014, the Company issued an additional 10,839 performance-based options that will vest upon the achievement of the same regulatory milestones noted above. As of both December 31, 2017 and 2016, the achievement of the milestones was not deemed to be probable and no stock-based compensation expense was recognized for these performance-based options.

Restricted Stock Units and Awards

The following table summarizes the aggregate activities in relation to RSU and RSA activity for the year ended December 31, 2017:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2016	381	$136.89
Granted	337	$102.35
Exercised	(155)	$137.26
Cancelled/forfeited	(70)	$133.77
Non-vested shares at December 31, 2017	493	$113.60

As of December 31, 2017, there was $42.5 million of unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted average of 2.51 years.

In October 2016, the Company issued 11,725 shares of restricted stock awards to a certain employee that will vest upon the achievement of certain regulatory and commercial milestones. For the year ended December 31, 2017, no stock-based compensation expense was recognized for these awards.

Stock-based compensation expense has been reported in our statements of operations as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Selling, general and administrative	$40,004	$32,073	$16,223
Research and development	16,964	14,132	17,966
Total stock-based compensation	$56,968	$46,205	$34,189

The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest. When performance based grants are issued, the Company recognizes no expense until achievement of the performance requirement is deemed probable.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes

The components of loss before income taxes for the years ended December 31, 2017, 2016 and 2015 includes the following:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(102,586)	$(154,812)	$(116,349)
Foreign	(257,781)	(258,018)	(110,080)
Total	$(360,367)	$(412,830)	$(226,429)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Computed “expected” tax benefit	$(122,525)	$(140,362)	$(76,986)
State taxes, net of U.S. Federal benefit	—	—	—
U.S. Federal rate reduction	84,787	—	—
U.S. Federal valuation allowance	282	40,377	40,973
Stock-based compensation	(49,391)	5,161	(3,230)
Officer compensation	26	50	(1,778)
Foreign tax rate differences	87,646	94,901	37,427
Intercompany license of intellectual property	—	—	3,400
Other	(825)	(127)	194
Total	$—	$—	$—

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2017 and 2016 are presented below:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss and other carryforwards	$276,481	$220,175
Stock compensation	14,651	17,166
Deferred revenue	1,149	2,400
Accrued compensation	3,994	4,775
Accrued expense	1,139	1,841
Intellectual property	1,059	3,570
Other	492	759
Deferred tax assets before valuation allowance	298,965	250,686
Valuation allowance	(282,730)	(223,383)
Total deferred tax assets	16,235	27,303
Deferred tax liabilities:
Convertible Note	(16,235)	(27,303)
Total deferred tax liabilities	(16,235)	(27,303)
Net deferred tax asset (liability)	$—	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes  – (continued)

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate to 21% effective for tax years including or commencing January 1, 2018 and a move from a worldwide tax system to a territorial system, limitations on the deductibility of interest expense and executive compensation, as well as other changes.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

The SAB summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

Amounts recorded where accounting is complete principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reducing its Net deferred tax asset and associated valuation allowance by $82.8 million.

The new law includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The Company has performed an earnings and profits analysis, and as a result of accumulated losses since inception, there will be no income tax effect in the current or any future period. Therefore, the accounting for this matter is complete.

Effects of tax law changes where a reasonable estimate of the accounting effects has not yet been made include the excessive executive compensation limitation which could impact the deferred tax asset and associated valuation allowance related to stock compensation.

Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, a limitation of net operating losses generated after January 1, 2018 to 80 percent of taxable income, an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI).

Effects of other Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The Company adopted ASU 2016-09 during the first quarter of 2017. As a result of this guidance, the Company recorded $58.7 million of additional deferred tax assets, which are fully offset by a valuation allowance.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes  – (continued)

Net Operating Losses

As of December 31, 2017 and 2016, the Company had net operating loss carryforwards, or NOLs, for U.S. Federal income tax purposes of $628.0 million and $562.3 million, respectively, which expire between 2024 and 2037. The Company also has certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

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

Valuation Allowance

At December 31, 2017 and 2016, the Company maintained a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception. In 2017, the valuation allowance for deferred tax assets increased by approximately $59.3 million. This includes an increase of $0.3 million, $6.8 million, and $52.5 million for U.S. Federal, state, and foreign tax, respectively, partially offset by a decrease of $0.3 million to equity.

Unrecognized Tax Benefits

At December 31, 2017 and 2016, the Company had no reserves for unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in the U.S. and various foreign jurisdictions. Of the major jurisdictions, the Company is subject to examination in: the United States for U.S. Federal purposes for 2014 and forward and generally for state purposes for 2013 and forward; and the United Kingdom for 2015 and forward. However, NOLs are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.

16. Commitments

Facility Leases

In May 2014, the Company entered into a lease agreement with The Irvine Company LLC for approximately 47,000 square feet in San Diego for office space. The lease term commenced in September 2014 and is scheduled to end in September 2019; however, the Company has an option to further extend the lease for an additional five-year term at market rates prevailing at such time. The rent for the first year was approximately $875,000 without giving effect to rent abatements and the rent will gradually increase every 12 months during the lease term. During the first nine months, the Company received a partial rent abatement from the landlord. The landlord provided the Company with an allowance of approximately $2.4 million for improvements to the office space.

In January 2016, Intercept Pharma Europe Ltd. (IPEL), a wholly owned subsidiary of the Company, entered into an underlease with Performing Right Society, Ltd., for office space in the King’s Cross area of London, United Kingdom. The Company is the guarantor to the underlease. The underlease provided IPEL with 8,549 square feet of space. The lease term is anticipated to end on May 31, 2024. The annual rent is

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments  – (continued)

approximately £726,665 (or approximately $1.0 million), payable quarterly. IPEL is also required to pay VAT on the rent. IPEL is responsible for a portion of the insurance, certain service charges and taxes for the building based on the floor area rented by them.

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

In December 2016, the Company entered into a lease agreement relating to the Company’s new global corporate headquarters in the Hudson Yards development site in New York, New York. The lease provided the Company with office space in 10 Hudson Yards (the “10 Building”) where we lease and occupy an aggregate of approximately 45,500 square feet of office space. The lease for our current corporate headquarters will expire in July 2021.

In December 2017, we terminated the lease agreement relating to 55 Hudson Yards and have chosen to stay in our current 10 Hudson Yards location in order to reduce our long-term lease obligations. We incurred $9.8 million in expenses, which included a $7.8 million termination fee. In addition, we also reduced our future operating lease obligation by $124.5 million over the life of that lease.

Rent expense under operating leases for facilities for the years ended December 31, 2017, 2016 and 2015 was approximately $8.9 million, $5.5 million, and $3.8 million, respectively. As of December 31, 2017, minimum operating lease payments under non-cancelable leases, as amended, are as follows:

Year Ending December 31,	Amount
(in thousands)
2018	$7,602
2019	6,595
2020	5,720
2021	3,894
2022	2,631
Thereafter	3,935
Total future minimum operating lease payments	$30,377

Purchase Commitments

The Company enters into license and research and development agreements with universities and other third parties. The Company enters into contracts in the normal course of business with contract research organizations for clinical trials, clinical and commercial supply manufacturing, with vendors for preclinical research studies and for other services and products for operating purposes. The agreements generally provide for termination within 90 days of notice. Such agreements are cancelable contracts and not included as purchase commitments. The Company has included as purchase obligations the Company’s commitments under agreements to the extent they are quantifiable and are not cancelable, which is approximately $40.2 million as of December 31, 2017.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Historical Net loss per share
Numerator:
Net loss attributable to common stockholders	$(360,367)	$(412,830)	$(226,429)
Denominator:
Weighted average shares outstanding, basic and diluted	25,054	24,663	23,694
Net loss per share, basic and diluted	$(14.38)	$(16.74)	$(9.56)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2017, 2016 and 2015, as they would have been anti-dilutive:

	December 31,
	2017	2016	2015
	(in thousands)
Options	1,808	1,553	1,348
Restricted stock units	493	382	193
Total	2,301	1,935	1,541

18. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the years ended December 31, 2017 and 2016;

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except for per share amounts)
2017
Revenues	$21,048	$30,887	$41,334	$37,687	$130,956
Operating loss	(83,963)	(80,509)	(66,171)	(104,969)	(335,612)
Net loss	(89,930)	(86,564)	(72,601)	(111,272)	(360,367)
Net loss per common share – basic and diluted	$(3.61)	$(3.46)	$(2.89)	$(4.43)
2016
Revenues	$445	$5,520	$5,177	$13,809	$24,951
Operating loss	(127,400)	(78,095)	(83,036)	(114,007)	(402,538)
Net loss	(126,674)	(77,299)	(88,815)	(120,042)	(412,830)
Net loss per common share – basic and diluted	$(5.17)	$(3.14)	$(3.59)	$(4.84)

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

20. Restructuring Charges

In December 2017, the Company initiated a 15% reduction in the workforce and the affected employees were subsequently notified. The reduction in force supports the Company’s strategy to fund its development organization with strategic collaborations and to focus the Company’s resources to progress its development and commercialization initiatives. The actions associated with the reductions were substantially completed during the fourth quarter of 2017 and, as a result of the reductions, the Company recorded a one-time restructuring charge of $5.2 million for termination benefits in the same period. Of this charge, $3.9 million was recorded in selling, general and administrative expense and $1.3 million was recorded in research and development expense. The restructuring charge associated with cash payments of $5.2 million is expected to be paid out in the first quarter of 2018.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events

On February 13, 2018, the Company entered into an amendment to its exclusive license agreement with Sumitomo Dainippon. Under the new terms of the license agreement, Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and the Company agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in such countries. In addition, Sumitomo Dainippon waived its option rights to develop OCA in any country outside of China and the parties adjusted certain milestone payment obligations with respect to the development and commercialization of OCA. The parties also agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to pay the Company a milestone payment or terminate the Agreement.

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation, as amended		Form 10-Q (Exhibit 3.1)	08/09/16	001-35668
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	02/17/16	001-35668
4.1	Form of Common Stock Certificate of the Registrant		Form S-8 (Exhibit 4.3)	11/07/12	333-184810
4.2	Third Amended and Restated Stockholders Agreement by and among the Registrant, the holders of the Registrant’s convertible preferred stock, the Registrant’s founders and certain other investors, dated August 9, 2012		Form S-1 (Exhibit 4.2)	09/04/12	333-183706
4.3	Indenture by and between the Registrant and U.S. Bank National Association, a national banking association, as trusted, dated July 6, 2016		Form 8-K (Exhibit 4.1)	07/06/16	001-35668
4.4	First Supplemental Indenture (including the Form of Note) by and between the Registrant and U.S. Bank National Association, a national banking association, as trustee, dated July 6, 2016		Form 8-K (Exhibit 4.2)	07/06/16	001-35668
4.5	Form of Senior Indenture		Form S-3 (Exhibit 4.1)	5/10/17	333-217861
4.6	Form of Subordinated Indenture		Form S-3 (Exhibit 4.2)	5/10/17	333-217861
4.7	Form of Senior Note		Form S-3 (Exhibit 4.3)	5/10/17	333-217861
4.8	Form of Subordinated Note		Form S-3 (Exhibit 4.4)	5/10/17	333-217861
10.1.1	Call Option Confirmation by and between the Registrant and Royal Bank of Canada, dated June 30, 2016		Form 8-K (Exhibit 10.1)	07/06/16	001-35668
10.1.2	Additional Call Option Confirmation by and between the Registrant and Royal Bank of Canada, dated July 1, 2016		Form 8-K (Exhibit 10.2)	07/06/16	001-35668
10.1.3	Call Option Confirmation by and between the Registrant and UBS AG, London Branch, dated June 30, 2016		Form 8-K (Exhibit 10.3)	07/06/16	001-35668

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.1.4	Additional Call Option Confirmation by and between the Registrant and UBS AG, London Branch, dated July 1, 2016		Form 8-K (Exhibit 10.4)	07/06/16	001-35668
10.1.5	Call Option by and between the Registrant and Credit Suisse Capital LLC, dated June 30, 2016		Form 8-K (Exhibit 10.5)	07/06/16	001-35668
10.1.6	Additional Call Option by and between the Registrant and Credit Suisse Capital LLC, dated July 1, 2016		Form 8-K (Exhibit 10.6)	07/06/16	001-35668
10.2	Commercial Manufacturing and Supply Agreement by and between the Registrant and PharmaZell GMBH, dated August 12, 2016*		Form 10-Q (Exhibit 10.8)	11/09/16	001-35668
10.2.1	Amendment #1 to Manufacturing and Supply Agreement by and between the Registrant and PharmaZell GMBH, dated December 12, 2017*	X
Equity Compensation Plans
10.3.1	Form of 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.1)	09/27/12	333-183706
10.3.2	Form of Stock Option Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	09/27/12	333-183706
10.3.3	Form of Stock Option Grant Notice for Employees and Consult ants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	09/27/12	333-183706

10.3.4	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.4)	09/27/12	333-183706
10.3.5	Form of Restricted Stock Unit Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Amendment No. 1 to Form S-1 (Exhibit 10.2.5)	09/27/12	333-183706
10.3.6	Form of Restricted Stock Award Grant Notice for Directors under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.3)	05/09/14	001-35668

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.3.7	Form of Restricted Stock Award Grant Notice for Employees and Consultants under the 2012 Equity Incentive Plan of the Registrant+		Form 10-Q (Exhibit 10.4)	05/09/14	001-35668
10.4	Non-Employee Director Compensation Policy+		Form 8-K (Exhibit 10.1)	02/17/16	001-35668
Agreements with Executive Officers and Directors
10.5	Amended and Restated Employment Agreement by and between the Registrant and Mark Pruzanski, dated May 14, 2013+		Form 10-Q (Exhibit 10.5)	05/14/13	001-35668
10.6	Amended and Restated Employment Agreement by and between the Registrant and David Shapiro, effective as of November 27, 2017+		Form 8-K (Exhibit 10.2)	12/01/17	001-35668
10.7	Employment Agreement by and between the Registrant and Rachel McMinn, effective as of April 30, 2014+		Form 10-Q (Exhibit 10.2)	05/09/14	001-35668
10.8	Separation Agreement by and between the Registrant and Rachel McMinn, effective as of December 31, 2017+	X
10.9	Employment Agreement by and between the Registrant and Sandip S. Kapadia, effective as of May 3, 2016+		Form 10-Q (Exhibit 10.1.1)	08/09/16	001-35668
10.10	Employment Agreement by and between the Registrant and Lisa Bright, effective as of October 7, 2016+		Form 10-K (Exhibit 10.11)	03/01/17	001-35668
10.11	Employment Agreement by and between the Registrant and Jerome B. Durso, effective as of February 15, 2017+		Form 10-Q (Exhibit 10.1)	05/10/17	001-35668
10.12	Employment Agreement by and between the Registrant and David Ford, effective as of April 14, 2017+		Form 10-Q (Exhibit 10.1)	08/03/17	001-35668
10.13	Employment Agreement by and between the Registrant and Christian Weyer, effective as of November 27, 2017+		Form 8-K (Exhibit 10.1)	12/01/17	001-35668
10.14	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers		Form S-1 (Exhibit 10.7)	09/04/12	333-183706

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
Lease Agreements
10.15	Lease Agreement between Jamestown 405 West 15th Street, L.P. and the Registrant, dated October 15, 2013		Form 8-K (Exhibit 10.1)	10/21/13	001-35668
10.16.1	Lease Agreement between The Irvine Company LLC and the Registrant, dated May 1, 2014		Form 8-K (Exhibit 10.1)	05/07/14	001-35668
10.16.2	Amended Lease Agreement between the Irvine Company LLC and the Registrant, dated July 19, 2016		Form 10-Q (Exhibit 10.7)	11/09/16	001-35668
10.17	Underlease between the Registrant and Merck Sharp & Dohme Limited, dated February 19, 2015		Form 8-K (Exhibit 10.1)	02/24/15	001-35668
10.18	Underlease between the Registrant, Intercept Pharma Europe, Ltd. and Performing Right Society, Ltd., dated January 22, 2016		Form 10-K (Exhibit 10.12)	02/29/16	001-35668
10.19	Office Sublease between the Registrant and Restoration Hardware, Inc., dated February 23, 2016		Form 10-K (Exhibit 10.13)	02/29/16	001-35668
10.20	First Amendment to Lease Agreement between Legacy Yards Tenant LP and the Registrant, dated June 27, 2017		Form 10-Q (Exhibit 10.1)	11/06/17	001-35668
10.21	Termination of Lease between Hudson Yards Owner LLC and the Registrant, dated December 31, 2017	X
Agreements with Respect to Collaborations, Licenses, Research and Development
10.22	License Agreement by and between the Registrant and Sumitomo Dainippon Pharma Co. Ltd., dated March 29, 2011*		Amendment No. 1 to Form S-1 (Exhibit 10.10)	09/27/12	333-183706
Other Exhibits
12.1	Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 2016	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP, independent registered public accounting firm	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Intercept Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

(+)	Management contract or compensatory plan or arrangement.
(*)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.