Form 10-Q
period 2018-03-31
INTERCEPT PHARMACEUTICALS, INC.
filed 2018-05-10
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35668

INTERCEPT PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3868459

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Hudson Yards, 37th Floor

New York, NY 10001

(Address of Principal Executive Office and Zip Code)

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

As of March 31, 2018, there were 25,331,808 shares of common stock, $0.001 par value per share, outstanding.

Intercept Pharmaceuticals, Inc.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company” refer, collectively, to Intercept Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, but not limited to, statements regarding the progress, timing and results of our clinical trials, including our clinical trials for the treatment of nonalcoholic steatohepatitis (“NASH”), the safety and efficacy of our approved product, Ocaliva (obeticholic acid or “OCA”), the potential approval of OCA for indications other than primary biliary cholangitis (“PBC”), the timing and potential commercial success of OCA and any other product candidates we may develop and our strategy, future operations, future financial position, future revenue, projected costs, financial guidance, prospects, plans, objectives of management and expected market growth.

These statements constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “possible,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and we undertake no obligation to update any forward-looking statement except as required by law. These forward-looking statements are based on estimates and assumptions by our management that, although believed to be reasonable, are inherently uncertain and subject to a number of risks.

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

•	our ability to successfully commercialize Ocaliva for PBC;
•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel and other jurisdictions in which we have or may receive marketing authorization;
•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;
•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;
•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
•	any potential side effects associated with Ocaliva for PBC or our product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;
•	our ability to identify, develop and commercialize our products and product candidates;
•	our ability to obtain and maintain intellectual property protection for our products and product candidates;
•	our ability to successfully commercialize our product candidates, if approved;
•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
•	the degree of market acceptance of Ocaliva for PBC and, if approved, our product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;
•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing drugs or new drugs that become available;
•	costs and outcomes relating to any securities, intellectual property, employment, product liability or other litigation;
•	our ability to prevent system failures, data breaches or violations of data protection laws;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;
•	our use of cash and short-term investments;
•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
•	our ability to obtain and maintain adequate insurance coverage; and

•	the other risks and uncertainties identified under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE REGARDING TRADEMARKS

The Intercept Pharmaceuticals® name and logo and the Ocaliva® name and logo are either registered or unregistered trademarks or trade names of the Company in the United States and/or other countries. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights to these trademarks and trade names.

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$48,871	$70,013
Investment securities, available-for-sale	277,221	344,904
Accounts receivable, net	16,944	16,501
Prepaid expenses and other current assets	20,809	16,889
Total current assets	363,845	448,307
Fixed assets, net	14,074	16,184
Inventory, net	7,938	3,480
Security deposits	7,961	16,376
Total assets	$393,818	$484,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$74,087	$94,777
Short-term interest payable	3,737	7,475
Short-term portion of deferred revenue	1,622	1,782
Total current liabilities	79,446	104,034
Long-term liabilities:
Long-term debt	359,449	355,677
Long-term other liabilities	5,171	5,578
Long-term portion of deferred revenue	2,027	2,672
Total liabilities	446,093	467,961
Stockholders’ equity:
Common stock par value $0.001 per share; 45,000,000 shares authorized; 25,331,808 and 25,172,678 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	1,499,476	1,486,690
Accumulated other comprehensive loss, net	(643)	(786)
Accumulated deficit	(1,551,133)	(1,469,543)
Total stockholders’ equity	(52,275)	16,386
Total liabilities and stockholders’ equity	$393,818	$484,347

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Product revenue, net	$35,158	$20,603
Licensing revenue	805	445
Total revenue	35,963	21,048

Operating expenses:
Cost of sales	280	97
Selling, general and administrative	62,467	61,082
Research and development	48,672	43,832
Total operating expenses	111,419	105,011
Operating loss	(75,456)	(83,963)

Other income (expense):
Interest expense	(7,509)	(7,207)
Other income, net	1,375	1,240
	(6,134)	(5,967)
Net loss	$(81,590)	$(89,930)

Net loss per common and potential common share:
Basic and diluted	$(3.22)	$(3.61)

Weighted average common and potential common shares outstanding:
Basic and diluted	25,309	24,931

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017

Net loss	$(81,590)	$(89,930)
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	374	414
Net unrealized gains on marketable investment securities	$374	$414
Foreign currency translation adjustments	517	205
Comprehensive loss	$(80,699)	$(89,311)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(81,590)	$(89,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,305	14,061
Amortization of investment premium	502	1,022
Amortization of deferred financing costs	373	343
Depreciation	1,290	802
Loss on disposal of fixed assets	901	-
Accretion of debt discount	3,399	3,126
Changes in operating assets:
Prepaid expenses and other current assets	(3,920)	(6,994)
Accounts receivable	(443)	(1,499)
Inventory	(4,458)	163
Security deposits	8,415	1,414
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(20,690)	(2,628)
Long-term other liabilities	(407)	6,268
Interest payable	(3,738)	(3,529)
Deferred revenue	(805)	(119)
Net cash used in operating activities	(88,866)	(77,500)
Cash flows from investing activities:
Purchases of investment securities	(28,466)	(21,246)
Sales of investment securities	95,273	125,285
Purchases of equipment, leasehold improvements, and furniture and fixtures	(89)	(4,025)
Net cash provided by investing activities	66,718	100,014
Cash flows from financing activities:
Proceeds from exercise of options, net	481	556
Net cash provided by financing activities	481	556
Effect of exchange rate changes	525	205
Net (decrease) increase in cash and cash equivalents	(21,142)	23,275
Cash and cash equivalents – beginning of period	70,013	43,675
Cash and cash equivalents – end of period	$48,871	$66,950

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Overview of Business

Intercept Pharmaceuticals, Inc. (“Intercept” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases, including primary biliary cholangitis (“PBC”), nonalcoholic steatohepatitis (“NASH”), primary sclerosing cholangitis (“PSC”) and biliary atresia. The Company currently has one marketed product, Ocaliva (obeticholic acid or “OCA”). Founded in 2002 in New York, Intercept has operations in the United States, Europe and Canada.

2.	Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2018. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of these unaudited consolidated condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, revenues and related disclosures. Significant estimates include: clinical trial accruals, revenues and stock-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

3.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Product Revenue, Net

The Company commenced its commercial launch of Ocaliva for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and the Company commenced its European commercial launch in January 2017. In May 2017, Health Canada granted a conditional approval for Ocaliva for the treatment of PBC and the Company commenced its commercial launch in July 2017. The Company sells Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as the Company’s customers.

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

The Company re-evaluated its revenue recognition policy in the third quarter of 2017, which included the accumulation and review of customer related transactions since the Company’s commercial launch in the second quarter of 2016. The Company concluded it had accumulated sufficient data to reasonably estimate product returns and, therefore, began to recognize revenue at the time of shipment to its customers (sell-in basis). During the third quarter of 2017, the Company recorded an adjustment related to this change in estimate to recognize previously deferred revenue. The net effect was an increase in net sales of Ocaliva of $4.1 million for the nine months ended September 30, 2017. The Company also established a new reserve of $0.7 million during the third quarter of 2017 related to future returns from its customers under its various contracts.

Effective January 1, 2018, the Company recognizes revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).
•	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Under ASC 606, the Company has written contracts with each of its customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives Ocaliva. The Company evaluates the creditworthiness of each of its customers to determine whether collection is reasonably assured. The Company estimates variable revenue by calculating gross product revenues based on the wholesale acquisition cost that the Company charges its customers for Ocaliva, and then estimating its net product revenues by deducting (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, and (iii) estimated costs of incentives offered to certain indirect customers including patients.

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

Because the Company changed its revenue recognition polices to the sell-in basis during the third quarter of 2017, the adoption of ASU 2014-09 (as defined below), via a modified retrospective approach applied to all contracts not completed at January 1, 2018, did not result in an adjustment to amounts previously recognized as revenue under ASC Topic 605, Revenue Recognition (“ASC 605”), and there were no other significant changes impacting the timing or measurement of the Company’s revenue or the Company’s business processes and controls.

Licensing Revenue

Under ASC 606, the Company accounts for the development, regulatory and sales milestones within an arrangement as variable consideration that is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Because the achievement of the milestones triggering these payments is highly susceptible to factors outside the entity’s influence, and the uncertainty about the amount of consideration for some of the milestones is not expected to be resolved for a long period of time, the Company does not expect to record the associated revenue until achievement of each milestone is imminent or has already occurred. Adoption of ASC 606 did not result in any adjustment to licensing revenue previously recognized under ASC 605.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), and subsequently issued modifications or clarifications in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 and the related guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five-step process for evaluating contracts and determining revenue recognition. In addition, new and enhanced disclosures are required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018, using the modified retrospective approach, applied only to contracts that were not completed as of January 1, 2018.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-01 on January 1, 2018 and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a stock-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company adopted ASU 2017-09 on January 1, 2018 and its adoption did not have a material impact on the consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures, but does not expect it to have a significant impact.

4.	Significant Agreements

Sumitomo Dainippon Pharma Co., Ltd.

In March 2011, the Company entered into an exclusive license agreement (the “Original License Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which the Company granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). The Company received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original License Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid the Company a $1.0 million upfront fee in connection therewith. In February 2018, the Company and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original License Agreement (as amended, the “License Agreement”). Pursuant to the Sumitomo Amendment, (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) the Company agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, the Company and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to the Company or terminate the License Agreement. As of March 31, 2018, the Company had achieved $6.0 million of development milestones under the License Agreement. The Company may be eligible to receive additional milestone payments under the License Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan). Sumitomo Dainippon is responsible for the costs of developing and commercializing OCA in its territories.

The Company has concluded that Sumitomo Dainippon does not represent a customer of the Company, and therefore the license agreement is outside of the scope of ASC 606. The Company has and continues to account for this agreement under the legacy accounting guidance. Under ASC 605, Revenue Recognition, the Company evaluated the license agreement with Sumitomo Dainippon and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this license include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. The development period is currently estimated as continuing through June 2020 and, as such, the $15.0 million upfront payment is being recognized ratably over this period. During the three months ended March 31, 2018 and 2017, the Company recorded licensing revenue of approximately $0.8 million and $0.4 million, respectively, under this agreement. Included in licensing revenue for the three months ended March 31, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that the Company received under the Original License Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea.

The Company recognizes milestone payments when the associated milestones are achieved. As of March 31, 2018, and December 31, 2017, the Company had recorded deferred revenues of $3.6 million and $4.5 million, respectively, under this agreement.

5.	Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$48,871	$-	$-	$48,871
Investment securities:
Commercial paper	8,909	-	(31)	8,878
Corporate debt securities	263,476	-	(1,098)	262,378
U.S. government and agency securities	5,995	-	(30)	5,965
Total investments	278,380	-	(1,159)	277,221
Total cash, cash equivalents and investments	$327,251	$-	$(1,159)	$326,092

	As of December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$70,013	$-	$-	$70,013
Investment securities:
Commercial paper	2,986	-	(3)	2,983
Corporate debt securities	333,958	-	(752)	333,206
U.S. government and agency securities	8,743	-	(28)	8,715
Total investments	345,687	-	(783)	344,904
Total cash, cash equivalents and investments	$415,700	$-	$(783)	$414,917

As of March 31, 2018, the Company held a total of nineteen positions that were in a continuous unrealized loss position for more than twelve months. The Company has determined that the unrealized losses are deemed to be temporary impairments as of March 31, 2018. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other-than-temporarily impaired at March 31, 2018.

6.	Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	March 31, 2018	December 31, 2017
		(In thousands)
Office equipment and software	3	$4,049	$5,048
Leasehold improvements	Over life of lease	14,722	14,665
Furniture and fixtures	7	4,334	5,257
Subtotal		23,105	24,970
Less: accumulated depreciation		(9,031)	(8,786)
Fixed assets, net		$14,074	$16,184

7.	Inventory, Net

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Work-in-process	$7,713	$3,249
Finished goods	225	231
Inventory, net	$7,938	$3,480

8.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Accounts payable	$13,545	$6,965
Accrued contracted services	37,984	51,154
Accrued employee compensation	11,600	27,118
Other liabilities	10,958	9,540
Accounts payable, accrued expenses and other liabilities	$74,087	$94,777

9.	Fair Value Measurements

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

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2018
Assets:
Money market funds (included in cash and cash equivalents)	$10,239	$10,239	$-	$-
Available for sale securities:
Commercial paper	8,878	-	8,878	-
Corporate debt securities	262,378	-	262,378	-
U.S. government and agency securities	5,965	-	5,965	-
Total financial assets:	$287,460	$10,239	$277,221	$-

December 31, 2017
Assets:
Money market funds (included in cash and cash equivalents)	$13,361	$13,361	$-	$-
Available for sale securities:
Commercial paper	2,983	-	2,983	-
Corporate debt securities	333,206	-	333,206	-
U.S. government and agency securities	8,715	-	8,715	-
Total financial assets	$358,265	$13,361	$344,904	$-

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	March 31, 2018	December 31, 2017
	(In thousands)
Due in one year or less	$222,895	$282,159
Due after 1 year through 2 years	54,326	62,745
Total investments in debt securities	$277,221	$344,904

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

10.	Long-Term Debt

Debt, net of discounts and deferred financing costs, consists of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Long-term debt	$359,449	$355,677
Less current portion	-	-
Long-term debt outstanding	$359,449	$355,677

On July 6, 2016, the Company issued $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “Convertible Notes”). The Company received net proceeds of $447.6 million after deducting underwriting discounts and estimated offering expenses of approximately $12.4 million. The Company used approximately $38.4 million of the net proceeds from the offering to fund the payment of the cost of the Capped Call Transactions (as defined below) that were entered into in connection with the issuance of the Convertible Notes.

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

On June 30, 2016, in connection with the pricing of the Convertible Notes, the Company entered into privately-negotiated capped call transactions (the “Base Capped Call Transactions”) with each of Royal Bank of Canada, UBS AG, London Branch, and Credit Suisse Capital LLC (the “Option Counterparties”). On July 1, 2016, in connection with the underwriters’ exercise of their over-allotment option in full, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with the Option Counterparties. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the Convertible Notes. The cap price of the Capped Call Transactions is initially $262.2725 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution upon conversion of the Convertible Notes to the extent that such market price exceeds the cap price of the Capped Call Transactions.

In accordance with ASC Subtopic 470-20, “Debt with Conversion and Other Options,” the Company used an effective interest rate of 8.4% to determine the liability component of the Convertible Notes. This resulted in the recognition of $334.4 million as the liability component of the Convertible Notes and the recognition of the residual $113.1 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes.

Interest expense was $7.5 million and $7.2 million for the three months ended March 31, 2018 and 2017, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $3.7 million and $7.5 million as of March 31, 2018 and December 31, 2017, respectively. The Company recorded debt issuance costs of $12.4 million, which are being amortized using the effective interest method. As of March 31, 2018, $10.0 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-Term Debt, in accordance with ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. As of March 31, 2018, $460.0 million aggregate principal amount of the Convertible Notes was outstanding.

11.	Product Revenue, Net

The Company recognized net sales of Ocaliva of $35.2 million and $20.6 million for the three months ended March 31, 2018 and 2017, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Product revenue, net:
U.S.	$28,513	$19,777
ex-U.S.	6,645	826
Total product revenue, net	$35,158	$20,603

12.	Stock Compensation

The Company’s 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of its initial public offering in October 2012. At the same time, the Company’s 2003 Stock Incentive Plan (“2003 Plan”) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

On January 1, 2018, the number of shares available for future grants under the 2012 Plan increased by 1,010,693 shares, as a result of the automatic increase in shares reserved pursuant to the terms thereof.

The estimated fair value of the options that have been granted under the 2003 and 2012 Plans is determined utilizing the Black-Scholes option-pricing model at the date of grant. The fair value of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) that have been granted under the 2012 Plan is determined utilizing the closing stock price on the date of grant. The fair value of the performance stock units (“PSUs”) and performance share awards (“PSAs”) granted in the three months ended March 31, 2018 is determined utilizing the Monte Carlo pricing model.

The following table summarizes stock option activity during the three months ended March 31, 2018:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Shares	Average	Contractual	Intrinsic Value
	(In thousands)	Exercise Price	Term (years)	(In thousands)
Outstanding at December 31, 2017	1,808	$114.70	7.4	$14,648
Granted	561	$58.56	-	$-
Exercised	(18)	$25.57	-	$-
Cancelled/forfeited	(98)	$121.33	-	$-
Expired	(23)	$151.90	-	$-
Outstanding at March 31, 2018	2,230	$100.51	7.3	$17,057
Expected to vest	2,230	$100.51	7.3	$17,057
Exercisable	1,034	$107.14	5.3	$15,227

As of March 31, 2018, there was approximately $52.4 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 2.8 years.

The fair value of the Company's option awards were estimated using the assumptions below:

Three Months Ended March 31,
	2018	2017
Volatility	60.9 - 60.9%	60.9 - 65.4%
Expected term (in years)	6.0 - 6.0	6.0 - 9.9
Risk-free rate	2.4 - 2.7%	2.0 - 2.4%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, PSU, PSA and RSA activity during the three months ended March 31, 2018:

		Weighted
	Number of	Average Fair
	Awards	Value
	(In thousands)
Non-vested shares outstanding, December 31, 2017	493	$113.60
Granted	502	$58.50
Vested	(97)	$127.19
Forfeited	(51)	$111.58
Non-vested shares outstanding, March 31, 2018	847	$79.50

As of March 31, 2018, there was approximately $59.8 million of total unrecognized compensation expense related to unvested RSUs, PSUs, PSAs and RSAs, which is expected to be recognized over a weighted average period of 2.8 years.

On February 5, 2018, the Company granted a total of 51,200 PSUs and 4,300 PSAs to certain of the Company’s executive officers. The performance criterion is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). The TSR is calculated by dividing (a) the difference of the ending average minus the beginning average closing stock price by (b) the beginning average closing stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period. The relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award.  The Company utilized a Monte Carlo Simulation to determine the grant date fair value of the awards. The Company recorded approximately $169,000 of stock-based compensation related to PSUs and PSAs during the three months ended March 31, 2018.

The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest. When certain of the Company’s performance based grants (other than PSUs and PSAs) are issued, the Company recognizes no expense until achievement of the performance requirement is deemed probable.

Stock-based compensation expense has been reported in our statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Selling, general and administrative	$8,676	$8,974
Research and development	3,629	5,087
Total stock-based compensation	$12,305	$14,061

13.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Historical net loss per share
Numerator:
Net loss attributable to common stockholders	$(81,590)	$(89,930)
Denominator:
Weighted average shares used in calculating net loss per share - basic and diluted	25,309	24,931

Net loss per share:
Basic and diluted	$(3.22)	$(3.61)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Convertible Notes	2,316	2,316
Options	2,230	1,927
Restricted stock units	847	514
Total	5,393	4,757

14.	Subsequent Events

On April 9, 2018, the Company issued and sold (i) 2,695,313 shares of common stock in a registered public offering (including 351,563 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $64.00 per share (the “Public Offering”) and (ii) 1,562,500 shares of common stock (the “Private Placement Shares”) in a private placement (the “Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended, at a purchase price per share equivalent to the price to the public set in the Public Offering and pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) that the Company entered into with the purchasers in the Concurrent Private Placement (the “Private Placement Purchasers”). Pursuant to the Securities Purchase Agreement, the Company granted to the Private Placement Purchasers certain registration rights requiring the Company, upon request of the Private Placement Purchasers (and/or certain affiliate transferees thereof) on or after June 5, 2018 and subject to certain terms and conditions, to register the resale by such Private Placement Purchasers (and/or such affiliates) of the Private Placement Shares held by them.

The net proceeds to the Company from the Public Offering and the Concurrent Private Placement were approximately $261.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $11.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our one marketed product, Ocaliva (obeticholic acid or “OCA”), and portfolio of clinical product candidates have the potential to treat orphan and more prevalent liver diseases for which, currently, there are limited therapeutic solutions.

OCA was approved in the United States in May 2016 for use in patients with primary biliary cholangitis (“PBC”), under the brand name Ocaliva® (obeticholic acid). OCA is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid, that selectively binds to and activates the farnesoid X receptor. We believe OCA has broad liver-protective properties and may effectively counter a variety of chronic insults to the liver that cause fibrosis, or scarring, which can eventually lead to cirrhosis, liver transplant and death. We commenced sales and marketing of Ocaliva in the United States shortly after receiving marketing approval, and Ocaliva is now available to patients primarily through a network of specialty pharmacy distributors. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. We have submitted dossiers and obtained, or are otherwise being reviewed for, reimbursement from a number of national authorities in the European Union. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside Europe, including Canada and Israel. We also have filed and plan to file for marketing authorization for OCA for PBC in other target markets.

We are currently evaluating our future development strategy for OCA for other indications, including a variety of other progressive non-viral liver diseases such as nonalcoholic steatohepatitis (“NASH”), primary sclerosing cholangitis (“PSC”) and biliary atresia.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. In May 2017, we completed enrollment of the interim analysis cohort for the REGENERATE trial. We anticipate top-line results from the interim analysis in the first half of 2019. We have also completed a Phase 2 clinical trial, known as the CONTROL trial, the goal of which was to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We announced that this trial met its primary endpoint in July 2017. We continue to work towards expanding our overall NASH development program with additional trials and studies, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases. For example, in July 2017, we announced top-line results of our Phase 2 AESOP trial in PSC which evaluated the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. This trial achieved its primary endpoint, which we believe establishes a proof-of-concept of OCA in a second cholestatic liver disease. We plan to discuss these results with regulatory authorities to formulate our future development plans for OCA for PSC. OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and PSC and breakthrough therapy designation from the U.S. Food and Drug Administration (the “FDA”) for the treatment of NASH patients with liver fibrosis.

Our current patents for OCA are scheduled to expire at various times through 2033. We own or have rights to develop and commercialize OCA worldwide except for China (excluding Taiwan), where we have exclusively licensed OCA for PBC and NASH to Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”).

Recent Developments

Sumitomo Amendment

In February 2018, we entered into Amendment No. 3 (the “Sumitomo Amendment”) to our exclusive license agreement (the “Original License Agreement”) with Sumitomo Dainippon (as amended, the “License Agreement”), under which we had previously granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Korea, Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). Pursuant to the Sumitomo Amendment, (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) we agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, we and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to us or terminate the License Agreement.

Public Offering and Concurrent Private Placement

In April 2018, we issued and sold (i) 2,695,313 shares of common stock in a registered public offering (including 351,563 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $64.00 per share (the “Public Offering”) and (ii) 1,562,500 shares of common stock (the “Private Placement Shares”) in a private placement (the “Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended, at a purchase price per share equivalent to the price to the public set in the Public Offering and pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) that we entered into with the purchasers in the Concurrent Private Placement (the “Private Placement Purchasers”). Pursuant to the Securities Purchase Agreement, we granted to the Private Placement Purchasers certain registration rights requiring us, upon request of the Private Placement Purchasers (and/or certain affiliate transferees thereof) on or after June 5, 2018 and subject to certain terms and conditions, to register the resale by such Private Placement Purchasers (and/or such affiliates) of the Private Placement Shares held by them.

We received net proceeds from the Public Offering and the Concurrent Private Placement of approximately $261.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $11.1 million.

Financial Overview

Revenue

We commenced our commercial launch of Ocaliva for use in PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. In May 2017, Health Canada granted a conditional approval for Ocaliva for PBC and we commenced our commercial launch in July 2017.

We recognize revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when the company satisfies a performance obligation

Product Revenue, Net

We provide the right of return to our customers for unopened product for a limited time before and after its expiration date. Prior to July 2017, given our limited sales history for Ocaliva and the inherent uncertainties in estimating product returns, we had determined that the shipments of Ocaliva made to our customers did not meet the criteria for revenue recognition at the time of shipment. Accordingly, we recognized revenue when the product was sold through by our customers, provided all other revenue recognition criteria were met. We invoiced our customers upon shipment of Ocaliva to them and recorded accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. We then recognized revenue when Ocaliva was sold through as specialty pharmacies dispensed product directly to the patients (sell-through basis).

We recognized net sales of Ocaliva of $35.2 million and $20.6 million for the three months ended March 31, 2018 and 2017, respectively.

We have written contracts with each of our customers that have a single performance obligation – to deliver products upon receipt of a customer order – and these obligations are satisfied when delivery occurs and the customer receives Ocaliva. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. We estimate variable revenue by calculating gross product revenues based on the wholesale acquisition cost that we charge our customers for Ocaliva, and then estimating our net product revenues by deducting (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, and (iii) estimated costs of incentives offered to certain indirect customers including patients.

Licensing Revenue

We recognize revenue derived from our collaborative agreements for the development and commercialization of certain of our product candidates. In March 2011, we entered into the Original License Agreement, pursuant to which we granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and the Country Option. We received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original License Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid us a $1.0 million upfront fee in connection therewith. As of March 31, 2018, we had achieved $6.0 million of development milestones under the License Agreement. We may be eligible to receive additional milestone payments under the License Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan).

For accounting purposes, the upfront payments are recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. For the three months ended March 31, 2018 and 2017, we recognized $0.8 million and $0.4 million, respectively, in licensing revenue related to the amortization of upfront payments under the License Agreement. Included in licensing revenue for the three months ended March 31, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that we received under the Original License Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea. We anticipate that we will recognize revenue of approximately $1.6 million per year through 2020, for the amortization of the relevant upfront collaboration payments from Sumitomo Dainippon.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses have increased and we expect to continue to incur significant expenses due to the commercialization of Ocaliva for PBC in the United States, Europe and certain other countries, the potential commercialization of OCA for PBC in other international markets and development activities for OCA for indications other than PBC and other product candidates. We further plan on expanding our operations both in the United States and abroad, which will increase our selling, general and administrative expenses. We believe that these activities will result in costs related to the hiring of additional personnel, fees for outside consultants, lawyers and accountants, and the maintenance of facilities. We have also incurred and expect to continue to incur increased costs to comply with corporate governance, internal controls, compliance and similar requirements applicable to public companies with expanding operations and biopharmaceutical companies undertaking worldwide product launches.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred.

Our research and development expenses have increased and we expect to continue to incur significant expenses due to our preclinical studies and clinical trials and other research and development efforts. We anticipate that our research and development expenses will be substantial for the foreseeable future as we continue the development of OCA for the treatment of PBC, NASH and other indications and to further advance the development of our other product candidates, subject to the availability of additional funding.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for each of the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars:

	Three Months Ended March 31,		Dollar Change
	2018	2017
	(In thousands)
Revenue:
Product revenue, net	$35,158	$20,603	$14,555
Licensing revenue	805	445	360
Total revenue	35,963	21,048	14,915
Operating expenses:
Cost of sales	280	97	183
Selling, general and administrative	62,467	61,082	1,385
Research and development	48,672	43,832	4,840
Total operating expenses	111,419	105,011	6,408
Operating loss	(75,456)	(83,963)	8,507
Other income (expense):
Interest expense	(7,509)	(7,207)	(302)
Other income, net	1,375	1,240	135
	(6,134)	(5,967)	(167)
Net loss	$(81,590)	$(89,930)	$8,340

Revenues

Product revenue, net was $35.2 million and $20.6 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, product revenue, net was comprised of U.S. Ocaliva net sales of $28.5 million and $19.8 million, respectively, and ex-U.S. Ocaliva net sales of $6.7 million and $0.8 million, respectively. We commenced our commercial launch of Ocaliva for use in PBC in the United States, certain European countries and Canada in June 2016, January 2017 and July 2017, respectively. For the three months ended March 31, 2018 and 2017, licensing revenue was approximately $0.8 million and $0.4 million, respectively, in each case, related to the amortization of upfront payments under the License Agreement. The increase in licensing revenue related to the accelerated recognition of certain upfront payments under the License Agreement resulting from the Sumitomo Amendment, which was entered into in the first quarter of 2018.

Cost of sales

Cost of sales was $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Prior to the FDA’s approval of Ocaliva, we expensed costs related to the manufacturing and buildup of our Ocaliva commercial launch supplies. As a result, our cost of sales for the quarters ended March 31, 2018 and 2017 included only packaging and labeling expenses incurred during the quarter. We expect our cost of sales to remain negligible until the previously expensed supplies of Ocaliva are sold.

Selling, general and administrative expenses

Selling, general and administrative expenses were $62.5 million and $61.1 million for the three months ended March 31, 2018 and 2017, respectively. The $1.4 million net increase between periods is primarily due to an increase in personnel-related costs of $2.0 million to support our continued commercial and international initiatives, an increase in consultant spend of $1.4 million, a loss related to sub-leases and disposal of fixed assets of $1.3 million and an increase of $0.4 million in legal and indirect costs, partially offset by decreased expenses of approximately $3.7 million in Ocaliva commercialization activities and market research.

Research and development expenses

Research and development expenses were $48.7 million and $43.8 million for the three months ended March 31, 2018 and 2017, respectively, representing a net increase of $4.9 million. The net increase in research and development expenses primarily reflects increases in OCA research and development activities of approximately $10.2 million, partially offset by decreased expenses of approximately $4.6 million in compensation-related costs and $0.7 million of indirect costs.

Interest expense

Interest expense was $7.5 million and $7.2 million for the three months ended March 31, 2018 and 2017, respectively, in each case, related to the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “Convertible Notes”) that we issued in July 2016.

Other income, net

Other income, net was $1.4 million and $1.2 million in the three months ended March 31, 2018 and 2017, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment securities.

Income taxes

For the three months ended March 31, 2018 and 2017, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(88,866)	$(77,500)
Investing activities	66,718	100,014
Financing activities	481	556
Effect of exchange rate changes	525	205
Net (decrease) increase in cash and cash equivalents	(21,142)	23,275

Operating Activities. Net cash used in operating activities of approximately $88.9 million during the three months ended March 31, 2018 was primarily a result of our $81.6 million net loss and a net decrease in operating assets and liabilities of $26.0 million, partially offset by $12.3 million in stock-based compensation, $3.4 million for accretion of the discount on our Convertible Notes, $0.5 million for the amortization of investment premium, $0.9 million for the loss on disposal of fixed assets and $1.3 million of depreciation.

Net cash used in operating activities of approximately $77.5 million during the three months ended March 31, 2017 was primarily a result of our $89.9 million net loss and a net decrease in operating assets and liabilities of $6.9 million, partially offset by $14.1 million in stock-based compensation, $3.1 million for accretion of the discount on our Convertible Notes, $1.0 million for the amortization of investment premium and $0.8 million of depreciation.

Investing Activities.  For the three months ended March 31, 2018, net cash provided by investing activities primarily reflects the sale of investment securities of $95.3 million, partially offset by the purchase of investment securities of $28.5 million.

For the three months ended March 31, 2017, net cash provided by investing activities primarily reflects the sale of investment securities of $125.3 million, partially offset by the purchase of investment securities of $21.2 million and $4.0 million of capital expenditures related to the build out of our new corporate office.

Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2018 consisted primarily of $0.5 million from the exercise of options to purchase common stock.

Net cash provided by financing activities in the three months ended March 31, 2017 consisted primarily of $0.6 million from the exercise of options to purchase common stock.

Future Funding Requirements

As of March 31, 2018, we had $326.1 million in cash, cash equivalents and investment securities. In addition, we received approximately $261.4 million of net proceeds in April 2018 from the Public Offering and Concurrent Private Placement. We currently expect to incur significant operating expenses in the fiscal year ending December 31, 2018. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

•	our ability to successfully commercialize Ocaliva for PBC;
•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel and other jurisdictions in which we have or may receive marketing authorization;
•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;

•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;

•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

•	any potential side effects associated with Ocaliva for PBC or our product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;

•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;

•	our ability to identify, develop and commercialize our products and product candidates;

•	our ability to obtain and maintain intellectual property protection for our products and product candidates;

•	our ability to successfully commercialize our product candidates, if approved;

•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;

•	the degree of market acceptance of Ocaliva for PBC and, if approved, our product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;

•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	competition from existing drugs or new drugs that become available;

•	costs and outcomes relating to any securities, intellectual property, employment, product liability or other litigation;

•	our ability to prevent system failures, data breaches or violations of data protection laws;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;

•	our need for and ability to obtain additional financing;

•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;

•	our use of cash and short-term investments;

•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;

•	our ability to obtain and maintain adequate insurance coverage; and
•	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission, including our Annual Report.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission (the “SEC”).

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates and there have been no material changes since our Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved from time to time in various legal disputes, investigations and proceedings in the normal course of our business, including intellectual property litigation, employment litigation and other litigation. The outcome of such matters is uncertain, and we may from time to time enter into settlements to resolve such matters.

On August 4, 2017, a derivative lawsuit purportedly brought on behalf of the Company, styled Solak v. Fundaro, et al, was filed in the Supreme Court of the State of New York, County of New York. This lawsuit was filed by a purported stockholder of ours and purported to assert derivative claims on behalf of the Company against our directors for breach of fiduciary duty, waste and unjust enrichment arising out of our non-executive director compensation practices. The lawsuit sought money damages; an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures relating to non-employee director compensation; equitable and injunctive relief, including by restricting the proceeds of the defendants’ trading activities or other activities to ensure that the plaintiff has an effective remedy; restitution from the defendants; and costs and fees. On September 25, 2017, the defendants moved to dismiss the action. Following briefing on the defendants’ motion to dismiss, oral argument was held on December 5, 2017. On March 26, 2018, we announced that the Court granted the defendants’ motion and dismissed the lawsuit with prejudice.

On September 27, 2017, a purported shareholder class action, styled Judith DeSmet v. Intercept Pharmaceuticals, Inc., Mark Pruzanski and Sandip S. Kapadia was filed in the United States District Court for the Southern District of New York, naming us and certain of our officers as defendants. This lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired our securities between May 31, 2016 and September 20, 2017. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in our public disclosures during the period from May 31, 2016 to September 20, 2017, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding our business, operational and compliance policies. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The Court has not yet appointed a lead plaintiff and lead plaintiff’s counsel. On January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as those set forth in the securities case. On December 1, 2017, a purported shareholder demand was made on the Company based on substantially the same allegations as those set forth in the securities case. While we believe that we have a number of valid defenses to the claims described above and intend to vigorously defend ourselves, the matters are in the early stages of litigation and no assessment can be made as to the likely outcome of the matters or whether they will be material to us. Accordingly, an estimate of the potential loss, or range of loss, if any, to us relating to the matters is not possible at this time.

In May 2018, we received a subpoena from the SEC requesting information in connection with our patient assistance program and certain of our commercial activities. The SEC’s letter enclosing the subpoena states that the investigation and the subpoena do not mean that we or anyone else has broken the law, or that the SEC has a negative opinion of any person, entity or security. We intend to cooperate fully with the SEC in this matter. At this time, we are unable to predict whether any proceeding may be instituted in connection with the subpoena, or the outcome of any such proceeding, if instituted.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 should be carefully considered before deciding whether to invest in shares of our common stock or the Convertible Notes. The risks and uncertainties described below and in our other filings are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks, or such unknown risks, occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In that case, the market price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We are currently dependent on the successful commercialization of Ocaliva for PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with ursodeoxycholic acid (or ursodiol) in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol.

Our ability to generate profits from operations and become profitable currently depends on the commercial success of Ocaliva for PBC. However, the successful commercialization of Ocaliva for PBC is subject to many risks. We have not launched or commercialized a drug before, and there is no guarantee that we will be able to do so successfully. There are numerous examples of unsuccessful product launches and commercial efforts, as well as failures to meet expectations of market potential, including by pharmaceutical companies with greater experience and resources than us.

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. As such, there is significant uncertainty in the degree of market acceptance that Ocaliva will have for PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimates but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva for PBC will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva for PBC. Furthermore, any negative development in any other development program of OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including the completion of our Phase 4 COBALT trial, may materially and adversely impact the commercial results and potential of Ocaliva for PBC.

As a result, it is uncertain whether Ocaliva net sales for PBC will in the future sustain our operations and it may take a significant amount of time before Ocaliva net sales for PBC sustain our operations even if Ocaliva becomes accepted as a therapy for PBC. Furthermore, Ocaliva may not receive regulatory approval for PBC in jurisdictions beyond the United States, the European Union, Canada and Israel, which may also limit our prospects. If the commercialization of Ocaliva for PBC is unsuccessful or perceived to be unsuccessful, the long-term prospects of Ocaliva for PBC, as well as the long-term prospects of our company, may be materially and adversely affected.

We have never been profitable. We expect to incur losses for the foreseeable future, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses of $360.4 million, $412.8 million and $226.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $81.6 million and $89.9 million for the three months ended March 31, 2018 and 2017, respectively. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements. At March 31, 2018, we had $326.1 million in cash, cash equivalents and investment securities. In addition, we received approximately $261.4 million of net proceeds in April 2018 from the Public Offering and Concurrent Private Placement.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the launch and commercialization of Ocaliva for PBC, preparation for the potential launch of OCA for NASH and general and administrative operations, including the protection of our intellectual property.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to be significant as we, among other things, continue to commercialize Ocaliva for PBC, develop and seek regulatory approvals for OCA for NASH and other indications, and build-out the infrastructure in the United States and internationally necessary to support our product development and commercialization efforts and operations as a public company. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC, such as NASH and PSC. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA.

As part of our product development activities, we anticipate that we will continue our Phase 4 COBALT trial of OCA for PBC, our Phase 3 clinical program of OCA for NASH, including our Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis, and the development of OCA for PSC. We also expect to continue the development of OCA for additional diseases, such as biliary atresia, a rare pediatric disease characterized by deficient bile duct development. Our overall development program for OCA for NASH is expected to include a number of trials, including clinical trials required to submit a New Drug Application (“NDA”) for NASH. Our expenses could increase if we are required by the FDA or the European Medicines Agency (“EMA”) to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

If OCA or any of our other product candidates fails in clinical trials or does not gain regulatory approval, or if OCA or any of our other product candidates does not achieve market acceptance, we may never become profitable. Our net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to predict with certainty the timing or amount of our expenses, whether such expenses may increase, or when, or if, we will be able to achieve profitability. The amount of our future net losses will depend, in part, on our future expenses, whether and by how much such expenses increase and our ability to generate revenues.

We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If adequate funds are not available to us, we may be required to delay, limit, reduce or cease our operations.

We are currently advancing OCA through clinical development for multiple indications, including NASH, and other product candidates through various stages of clinical and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If, for example, the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed.

In addition, we have incurred and anticipate that we will continue to incur significant product sales, marketing, manufacturing and distribution expenses relating to the commercialization of Ocaliva for PBC. As part of our longer-term strategy, we anticipate that we will incur significant expenses in connection with our research and development efforts, the commercialization of our approved products other than Ocaliva for PBC, the build-out of our general and administrative infrastructure in the United States and abroad and our operations as a public company. We may also engage in business development activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses.

As of March 31, 2018, we had $326.1 million in cash, cash equivalents and investment securities. In addition, we received approximately $261.4 million of net proceeds in April 2018 from the Public Offering and Concurrent Private Placement. We currently expect to incur significant operating expenses in the fiscal year ending December 31, 2018. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

•	our ability to successfully commercialize Ocaliva for PBC;

•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel and other jurisdictions in which we have or may receive marketing authorization;

•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;

•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;

•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

•	any potential side effects associated with Ocaliva for PBC or our product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;

•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;

•	our ability to identify, develop and commercialize our products and product candidates;

•	our ability to obtain and maintain intellectual property protection for our products and product candidates;

•	our ability to successfully commercialize our product candidates, if approved;

•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;

•	the degree of market acceptance of Ocaliva for PBC and, if approved, our product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;

•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	competition from existing drugs or new drugs that become available;

•	costs and outcomes relating to any securities, intellectual property, employment, product liability or other litigation;

•	our ability to prevent system failures, data breaches or violations of data protection laws;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;

•	our need for and ability to obtain additional financing;

•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;

•	our use of cash and short-term investments;

•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;

•	our ability to obtain and maintain adequate insurance coverage; and

•	the other risks and uncertainties identified under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Unless and until we generate sufficient cash flow from sales of our products, including Ocaliva for PBC and, if approved OCA for NASH, we expect to finance our future cash needs through public or private equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements, or a combination of these sources. Additional funding may not be available to us on acceptable terms, if at all.

The terms of any future financing may adversely affect the interests of our existing securityholders. For example, to the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We also could be required to seek funds through arrangements with licensing or collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a limited operating history as a commercial organization, which may make it difficult to predict our future performance, and we expect to continue to face a number of factors that may cause operating results to fluctuate.

We are a biopharmaceutical company with a limited operating history as a commercial entity. Prior to the launch and commercialization of Ocaliva for PBC, which was approved by the FDA in the United States in May 2016, conditionally approved by the European Commission in December 2016 and conditionally approved by Health Canada in May 2017, our operations were limited to developing our technology, undertaking preclinical studies and clinical trials of our product candidates and preparing for the commercial launch of Ocaliva for PBC. Other than Ocaliva for PBC, none of our other product candidates have received regulatory approval. Consequently, any predictions regarding our future success or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing approved products.

The commercialization of Ocaliva for an orphan disease such as PBC in the United States, Europe, Canada and our other target markets is, and will continue to be, expensive and time-consuming, and we cannot be certain that we will be able to generate sufficient revenues from sales of Ocaliva for PBC in our target markets to off-set such costs. Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

•	our ability to successfully commercialize Ocaliva for PBC;

•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel and other jurisdictions in which we have or may receive marketing authorization;

•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;

•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;

•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

•	any potential side effects associated with Ocaliva for PBC or our product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;

•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;

•	our ability to identify, develop and commercialize our products and product candidates;

•	our ability to obtain and maintain intellectual property protection for our products and product candidates;

•	our ability to successfully commercialize our product candidates, if approved;

•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;

•	the degree of market acceptance of Ocaliva for PBC and, if approved, our product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;

•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	competition from existing drugs or new drugs that become available;

•	costs and outcomes relating to any securities, intellectual property, employment, product liability or other litigation;

•	our ability to prevent system failures, data breaches or violations of data protection laws;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;

•	our need for and ability to obtain additional financing;

•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;

•	our use of cash and short-term investments;

•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;

•	our ability to obtain and maintain adequate insurance coverage; and

•	the other risks and uncertainties identified under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to the Development and the Regulatory Review and
Approval of Our Products and Product Candidates

We cannot be certain whether Ocaliva will receive full approval for PBC in jurisdictions where it has previously received accelerated or conditional approval, or that Ocaliva will be approved for PBC in any jurisdictions beyond those in which it is currently approved. Furthermore, OCA may not be approved for NASH or any other indication beyond PBC and we may not receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.

The development, testing, manufacture, labeling, packaging, storage, approval, promotion, advertising, distribution, marketing and export and import, among other things, of our products and product candidates are subject to extensive regulation by the FDA in the United States, the EMA in Europe and various regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of an NDA, from the FDA, or a Marketing Authorization Application (“MAA”), from the EMA, respectively. Currently, our ability to generate product sales depends on the successful marketing of Ocaliva for PBC in the jurisdictions where it has received regulatory approval. In the future, our ability to generate product sales in addition to those of Ocaliva for PBC will depend on whether we are successful in obtaining regulatory approval of our other product candidates, including OCA for NASH.

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with ursodiol in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for OCA for PBC based on a reduction in alkaline phosphatase; however, an improvement in survival or disease-related symptoms has not yet been established. Continued approval of Ocaliva for PBC in the United States may be contingent upon the verification and description of clinical benefit in confirmatory trials. Our Phase 4 COBALT confirmatory outcomes trial may fail to show a clinical benefit for OCA for PBC or may not satisfy applicable regulatory requirements for other reasons. As specified by the applicable post-marketing requirements, our COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. Finally, we have agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

We commenced our commercial launch of Ocaliva for PBC in certain European countries in 2017 following the European Commission’s grant of conditional approval in December 2016. Our marketing authorization in the European Union is conditioned on the completion of the COBALT trial and a trial evaluating the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment.

In May 2017, our marketing authorization for Ocaliva for PBC was conditionally approved in Canada and in March 2018 Ocaliva for PBC was approved in Israel. We also plan to apply for marketing approval of Ocaliva for PBC in certain other international markets.

Other than Ocaliva for PBC, we currently have no products approved for sale and we cannot guarantee that we will ever have additional marketable products or that our products will be approved for use in additional indications such as NASH. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. Even after the submission of an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. In addition, in June 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, in what is often referred to as Brexit. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva for PBC or our product candidates.

Approvals may also be conditional upon the completion of one or more clinical trials. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding safety, different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or approved products. Regulatory approval is also dependent on successfully passing regulatory inspection requirements applicable to our company, clinical sites and key vendors, including requirements that we and such parties comply with applicable good clinical, laboratory and manufacturing practices regulations. Critical findings could jeopardize or delay the approval of our NDAs or MAAs.

Prior to receiving regulatory approval, we must finalize the product label for each of our product candidates in each jurisdiction in which we seek regulatory approval. Even if our product is approved, the FDA, EMA or other applicable regulatory authority may limit the indications or uses for which our product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials, risk mitigation programs or reporting as a condition of approval. Also, regulatory approval for our approved products may be withdrawn. Obtaining regulatory approval for the marketing of our product in one country does not ensure that we will be able to obtain regulatory approval for such product in any other country.

In order to obtain regulatory approval for OCA for indications other than PBC, we will need to complete a number of additional clinical trials and studies. For example, in connection with our Phase 3 clinical program of OCA for NASH, we are currently conducting our Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. We may also conduct additional trials in NASH. Our ability to obtain the regulatory approvals necessary to commercialize OCA for indications other than PBC, including NASH, will depend on our ability to successfully conduct and complete these trials, as well as our ability to prepare and submit complex regulatory filings in accordance with applicable regulatory requirements.

There can be no assurance that OCA will receive marketing approval for PBC in jurisdictions where it has not yet been approved or for NASH in any jurisdiction, or that any of our other product candidates will receive marketing approval for any indication in any jurisdiction. We cannot predict whether our clinical trials and studies for our product candidates, including OCA for PBC, NASH or any other indication, will be successful, whether regulatory authorities will agree with our conclusions relating to the clinical trials and studies we conduct, or whether such regulatory authorities will require us to conduct additional clinical trials or studies. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis, we do not know if one pivotal clinical trial will be sufficient for marketing approval in the United States or if the FDA will approve OCA for NASH patients with liver fibrosis on the basis of a surrogate endpoint on an accelerated basis, or at all. The design of our Phase 3 REGENERATE trial differs in important ways from the Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”), a part of the National Institutes of Health. For example, the primary endpoint for the interim analysis for our Phase 3 REGENERATE trial may be achieved based on: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Furthermore, we selected a definition for NASH resolution that defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation. Our Phase 3 REGENERATE trial will also remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis, if approved.

Furthermore, the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet statistical significance for the primary endpoint. In this trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA treated patients compared to placebo who achieved the primary endpoint (p=0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The baseline characteristics between the patients in the Japanese Phase 2 dose ranging trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial conducted by NIDDK. For example, differences were observed among the patient population at baseline in relation to gender mix and metabolic factors like weight, diabetes status, dyslipidemia and hypertension. While our Phase 3 REGENERATE trial was designed based on the results of the FLINT trial and is anticipated to enroll a predominantly Western NASH patient population, the results of the Phase 2b FLINT trial may not be replicated in our Phase 3 REGENERATE trial. There is no assurance that Sumitomo Dainippon will initiate any registrational trials in NASH and the results of any additional trial conducted by Sumitomo Dainippon may not result in an improvement when compared to the results of its Phase 2 dose ranging trial in Japanese NASH patients.

If we are unable to obtain regulatory approval for OCA for PBC in the jurisdictions in which it is not currently approved or obtain regulatory approval for our other product candidates, including OCA for NASH, in any jurisdiction, we will may not be able to generate sufficient revenue to become profitable or to continue our operations.

We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC, NASH and PSC, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.

We are focused on developing therapeutics for the treatment of rare diseases and diseases for which there are no or limited treatments. As a result, the design and conduct of our clinical trials for these indications is subject to heightened risk.

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even if the results of our pivotal clinical trials for a specific indication, such as our Phase 3 REGENERATE trial of OCA for non-cirrhotic NASH patients with liver fibrosis, are highly significant and reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our product candidate on an accelerated basis, or at all.

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of biochemical therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, we received accelerated approval for OCA for PBC in the United States, but must also conduct a clinical outcomes study with respect to OCA for PBC. If a confirmatory clinical outcomes trial is required, as is the case for OCA for PBC, we may be required to commence such confirmatory clinical outcomes trial at, or prior to, the time we submit an NDA for the relevant product candidate. It is possible that any NDA we submit for regulatory approval in the United States will not be accepted by the FDA for review and, even if accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such NDA does not merit the approval of the product candidate. In such a case, the FDA may require that we conduct and/or complete additional clinical trials and preclinical studies before it will reconsider our application for approval.

Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial for PBC in December 2014 prior to the approval of Ocaliva for PBC. The COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. There can be no assurance that our COBALT trial or other trials conducted as part of our post-marketing obligations will confirm that the surrogate endpoints used for accelerated approval of Ocaliva for PBC will eventually show an adequate correlation with clinical outcomes. If any such trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

Our marketing authorization in the European Union for Ocaliva for the treatment of PBC is not a full approval. Instead, it is conditional on the conduct of certain post-approval studies. Our ability to maintain conditional marketing authorization of Ocaliva for PBC in the European Union is limited to specific circumstances and subject to several conditions and obligations that we may be unable to satisfy in whole or at all, including the completion of one or more clinical outcomes trials to confirm the clinical benefit of Ocaliva for PBC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (i) the risk-benefit balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) unmet medical needs will be fulfilled and (iv) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including obligations relating to the successful completion of ongoing or new studies and the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

Our ongoing Phase 3 REGENERATE trial of OCA for non-cirrhotic NASH patients with liver fibrosis incorporates an interim primary surrogate endpoint that may serve as the basis for a regulatory submission for accelerated approval in the United States and approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA for NASH are subject to similar risks as discussed above in relation to OCA for PBC. The primary endpoint in the Phase 2b FLINT trial of OCA for NASH patients was based on liver biopsy data and was defined as an improvement of two or more points in the Nonalcoholic Fatty Liver Disease Activity Score (“NAS”), with no worsening of liver fibrosis. In contrast, the primary endpoint for the interim analysis for our Phase 3 REGENERATE trial may be achieved based on: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Furthermore, we selected a definition for NASH resolution for the trial that defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation. Currently, other biopharmaceutical companies are enrolling or have initiated trials in certain subpopulations of NASH patients based on different endpoints from those in the Phase 2b FLINT trial and our Phase 3 REGENERATE trial. We do not know if one pivotal clinical trial will be sufficient for marketing approval in the United States or if the FDA will approve OCA for NASH patients with liver fibrosis on the basis of a surrogate endpoint on an accelerated basis, or at all.

It is possible that if we seek marketing approval of OCA for non-cirrhotic NASH patients with liver fibrosis based on the interim results of our Phase 3 REGENERATE trial, our regulatory submission may not be accepted by the FDA for review and, even if accepted for review, there may be delays in the FDA’s review process or the FDA may determine that our submission does not merit the approval of OCA for the treatment of non-cirrhotic NASH patients. The FDA may also require that we continue our Phase 3 REGENERATE trial until completion to assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Our regulatory pathway for OCA for the treatment of NASH will depend upon our discussions with the FDA and EMA. As a result, we may face difficulty in designing an acceptable registration strategy with respect to our Phase 3 REGENERATE trial, as well as other trials we may conduct in other subpopulations of NASH patients. In addition, since the design of our Phase 3 REGENERATE trial deviates from that of the FLINT trial, there is a heightened risk that the results of our Phase 3 REGENERATE trial may differ from the results of the FLINT trial.

If we continue the development of OCA for PSC, we may seek marketing approval based on a surrogate endpoint. Neither the FDA nor the EMA has validated a surrogate endpoint as a basis for seeking approval in PSC and any surrogate endpoint we select may ultimately not be accepted by the FDA, EMA or other applicable regulatory authorities.

Prior to any approval of OCA for PBC in jurisdictions in which it is not currently approved or our other product candidates, including OCA for NASH, the FDA, EMA or other applicable regulatory authorities may require additional preclinical studies and/or clinical trials, which may be expensive and time consuming to conduct and complete. Consequently, any such requirement that we conduct additional preclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we receive such approval, the relevant labeling may include restrictions, limitations and/or warnings that could impact the commercial success of OCA or other product candidate in the applicable markets.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of OCA for PBC, our Phase 3 REGENERATE trial of OCA for non-cirrhotic NASH patients with liver fibrosis and our REVERSE trial of OCA for NASH patients with compensated cirrhosis. The results from these clinical trials and our other clinical trials and studies may not be available when we expect and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC, NASH and PSC, to be approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that result in a change of trial design or timing. Consequently, we do not know whether our current or future clinical trials or studies in OCA or our other product candidates will begin or be completed on schedule, if at all.

The commencement, enrollment and completion of our clinical trials and studies may be delayed or suspended for a variety of reasons, including:

•	our inability to obtain sufficient funds to complete or continue our clinical trials;

•	our inability to reach agreements on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which may be subject to extensive negotiation and may vary significantly among our various CROs and trial sites;

•	clinical holds, other regulatory objections to our commencing or continuing a clinical trial or our inability to obtain regulatory approval to commence clinical trials in countries that require such approvals;

•	our discussions with the FDA or non-U.S. regulatory authorities, including discussions subsequent to the initiation of our clinical trials, regarding, among other matters, the scope or design of our clinical trials;

•	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;

•	any delay in receiving results from, or failure to achieve the necessary results in, other clinical trials;

•	our inability to obtain approval from institutional review boards to conduct a clinical trial at their respective sites;

•	severe or unexpected drug-related adverse events experienced by patients or any determination that a clinical trial presents unacceptable health risks;

•	any breach of the terms of any relevant agreement by us, our current or future collaborators that have responsibility for the clinical development of any of our product candidates, including Sumitomo Dainippon, or investigators conducting clinical trials on our product candidates;

•	our inability to timely manufacture sufficient quantities of our product candidate required for our clinical trials; and

•	any difficulty recruiting, enrolling or retaining patients in our clinical trials based on, among other factors, the enrollment criteria for our clinical trials, the rarity of the disease, the characteristics of the population being studied, the risks of the procedures that may be required as part of the clinical trials, such as a liver biopsy, or competition from other clinical trial programs recruiting patients for the same indications as our product candidates.

For example, our Phase 3 REGENERATE trial is a large and complicated clinical trial in a disease without any approved therapies and involves serial liver biopsies over many years. While we completed enrollment of the interim analysis cohort in 2017, there can be no assurance that we will retain a sufficient number of patients or complete the interim analysis and trial on a timely basis. As we engage in other large and complicated trials and trials in advanced disease populations, we may experience a number of complications that may negatively delay or otherwise affect our plans and development programs.

Additionally, we have in the past occasionally experienced difficulties retaining patients after enrollment in our clinical trials. Difficulty retaining patients may delay our clinical trials or result in negative or inconclusive outcomes, and we or our collaborators may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies. Any delay or compromises with respect to the validity of our clinical trials may have a material adverse effect on our business or decrease our competitive position relative to other biotechnology or pharmaceutical companies with whom we compete.

In addition, if we or any of our collaborators are required to conduct additional clinical trials or other preclinical studies of our product candidates beyond those contemplated, our ability to obtain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed.

Clinical failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidates. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials and at other stages of clinical development, even after seeing promising results in earlier clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well-advanced. We may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of product candidates often reveal that it is not practical or feasible to continue development efforts. If OCA or our other product candidates are found to be unsafe or lack efficacy for any indication, we will not be able to obtain regulatory approval for them, and our prospects and business may be materially and adversely affected.

In some instances, there may be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes or differences in trial protocols, differences in composition of the patient populations, differences in adherence to the dosing regimen and other trial protocols and differences in the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct will demonstrate consistent or adequate efficacy and safety or be approved by regulatory authorities. If we are unable to bring any of our current or future product candidates to market, or to acquire any previously approved products, our ability to create long-term stockholder value will be limited.

Although Ocaliva for PBC has received accelerated approval in the United States and conditional approval in the European Union, its full approval depends on the results of post-marketing clinical trials, including our Phase 4 COBALT trial. We cannot assure you that these trials will demonstrate a correlation of biochemical therapeutic response in patients taking Ocaliva for PBC with a significant reduction in adverse clinical events over time.

In December 2014, we received comprehensive datasets from the Phase 2b FLINT trial for the treatment of NASH, which met its primary endpoint with statistical significance. In October 2015, we announced that the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet its primary endpoint with statistical significance. In the Sumitomo Dainippon trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA treated patients compared to placebo who achieved the primary endpoint (p=0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The Sumitomo Dainippon Phase 2 trial involved different doses of OCA being administered to the trial subjects than those utilized in the Phase 2b FLINT trial. Furthermore, the baseline characteristics between the patients in the Japanese Phase 2 dose ranging trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial. While our Phase 3 REGENERATE trial is anticipated to enroll a predominantly Western NASH patient population, the results of the Phase 2b FLINT trial may not be replicated in our Phase 3 REGENERATE trial. In addition, since the design of our Phase 3 REGENERATE trial deviates in certain ways from that of the Phase 2b FLINT trial, there is a risk that the results of our Phase 3 REGENERATE trial will differ from the results of the Phase 2b FLINT trial. Even though OCA has been granted breakthrough therapy designation by the FDA, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for NASH patients with liver fibrosis on the basis of a surrogate endpoint, or at all. As a result, it may take longer than anticipated to initiate and complete our Phase 3 REGENERATE trial or our Phase 3 program in NASH for other patient subpopulations.

Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require that our products be taken off the market or include new or additional safety warnings. Any such events may limit our existing and future product sales and materially and adversely affect our business, financial condition and results of operations.

OCA has been shown to be a potent farnesoid X receptor (“FXR”) agonist. With the exception of the endogenous human bile acid chenodeoxycholic acid and cholic acid, there are no approved FXR agonists and the adverse effects from long-term exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.

The most common side effects observed in clinical trials of OCA for PBC were pruritus, or itching, fatigue, headaches, nausea, constipation and diarrhea. In our Phase 3 POISE trial, pruritus, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment for PBC and was observed in 38% of patients on placebo, 70% of patients in the 10 mg OCA group and 56% of patients in the OCA titration group (5 mg to 10 mg). Eight patients discontinued due to pruritus, of whom none were in the placebo group, seven (10%) were in the 10 mg OCA group and one (1%) was in the OCA titration group. Pruritus also has been observed in other clinical trials of OCA. Decreases in HDL cholesterol were also observed during treatment in our Phase 3 POISE trial. In our Phase 2 trials for OCA for PBC, a dose-response relationship was observed in the occurrence of liver-related adverse reactions, including jaundice, ascites and primary biliary cholangitis flare with dosages of OCA of 10 mg once daily to 50 mg once daily (up to 5-times the highest recommended dosage), as early as one month after starting treatment with OCA. The European label for Ocaliva also notes that elevations in alanine amino transferase and aspartate aminotransferase were observed in patients treated with OCA.

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that certain of these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a Dear Health Care Provider (“DHCP”) letter, and the FDA also subsequently issued its own safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In addition to the DHCP letter, we have taken actions to enhance education about appropriate use of Ocaliva. These initiatives include: reeducating physicians on the label, with a focus on ensuring appropriate dosing for patients with moderate or severe hepatic impairment; enhancing monitoring of patients for liver-related adverse reactions; and completing adjudication of all reported cases of serious liver injury, including in patients with no or mild hepatic impairment. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforce the existing dosing schedule for patients with Child-Pugh Class B or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and are working with relevant regulatory authorities, including the EMA, to ensure that the Ocaliva label in all applicable jurisdictions sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis. These events and any safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and lead to a loss of revenues.

Ocaliva is contraindicated for PBC patients with complete biliary obstruction in the United States and the European Union. For PBC patients with HDL reductions and no response to Ocaliva after one year at the maximum tolerated dose, the U.S. label asks prescribing physicians to weigh the risks against the benefits of continuing treatment.

With respect to OCA for NASH, based on information in the manuscript for the Phase 2b FLINT trial published in November 2014, pruritus occurred more frequently in the OCA treatment group than in the placebo treatment group (23% vs. 6%, p < 0.001) and at a higher grade (predominately moderate pruritus). In the Phase 2b FLINT trial, OCA treatment was associated with changes in serum lipid levels, including increases in total cholesterol and LDL cholesterol and a decrease in HDL cholesterol, that were observed within 12 weeks of initiating treatment, peaked and then decreased in magnitude while on treatment, and reversed further during the 24-week post-treatment period. As previously disclosed, these changes in cholesterol levels, along with the achievement of pre-defined efficacy criteria, played a role in the decision of the FLINT data and safety monitoring board to terminate the treatment phase of the Phase 2b FLINT trial, and the publication of the FLINT results has noted the need for further study of these changes. There were two patient deaths in the Phase 2b FLINT trial, and neither death was considered related to OCA treatment.

In December 2015, we initiated our Phase 2 clinical trial, known as our CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. CONTROL enrolled 80 NASH patients who were naïve to statin therapy or had undergone a statin washout period. The study included a 16-week double-blind phase followed by an optional two-year long-term safety extension (“LTSE”) phase of the trial. In our Phase 2 CONTROL trial, OCA treatment in the absence of statin therapy over the first four weeks resulted in an increase in LDL across all OCA treatment groups, while the placebo group was relatively unchanged. Treatment with atorvastatin beginning at week four and continuing through week 16 reversed OCA-related increases in LDL to below baseline levels in all OCA treatment groups. Dose-dependent pruritus was the most common adverse event in patients treated with OCA, occurring in 5% of patients on placebo, 5% of patients in the 5 mg OCA group, 10% of patients in the 10 mg OCA group and 55% of patients in the 25 mg OCA group. All events were mild to moderate and two patients discontinued treatment in the 25 mg OCA group due to pruritus. Over 95% of the patients completing the double-blind phase of CONTROL enrolled in the LTSE phase of the trial.

During the LTSE phase of CONTROL, there has been one patient death. This patient was a 64 year-old male with a history of NASH associated liver cirrhosis, morbid obesity (BMI >40) and type 2 diabetes. At baseline, this patient had blood tests consistent with impaired liver function (e.g., low LDL and low platelets). The patient was randomized to placebo for the double-blind phase of the study. Early in the double-blind phase, the patient had serum biochemistry changes consistent with worsening hepatic impairment (e.g., albumin decline and bilirubin was increasing). Atorvastatin was started per protocol and then stopped early due to the patient’s persistently low LDL levels. The patient later enrolled in the LTSE phase and began receiving 25 mg OCA treatment. Over the following four months, the patient’s serum biochemistry remained consistent with ongoing hepatic impairment. Approximately five months after starting the LTSE phase, the patient developed severe protracted diarrhea, which resulted in weight loss of 30 pounds over the ensuing one-month period. Both an infectious cause and possible inflammatory bowel disease were suspected, and the patient subsequently was started on broad spectrum antibiotics and steroid therapy. Due to the diarrhea, the principal investigator stopped treatment with OCA and discontinued the patient from the study. Concurrently, the patient reported jaundice and was found to have significantly elevated serum bilirubin and ALP, while other liver enzymes remained relatively stable. Over the ensuing two-week period, various diagnostic tests and procedures were performed (e.g., magnetic resonance cholangiopancreatography to investigate possible gallstone bile duct obstruction) and the patient continued receiving a number of other medications, including the ongoing course of steroid therapy. During this time, the patient continued to deteriorate and was hospitalized with acute renal and liver failure, complicated by severe metabolic acidosis. The patient rapidly progressed to multi-organ system failure, sepsis and death.

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

In our Phase 2 AESOP trial of OCA for PSC, pruritus was the most common adverse event, occurring in 46% of patients on placebo, 60% of patients in the 1.5 mg to 3 mg OCA group and 67% of patients in the 5 mg to 10 mg OCA group, with the severity increasing with dose. One (4%) patient in the 1.5 mg to 3 mg OCA group and three (12%) patients in the 5 mg to 10 mg OCA group discontinued OCA due to pruritus compared to none in the placebo group.

Additional or unforeseen side effects relating to OCA or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. With the approval of Ocaliva for PBC in the United States, Europe and certain of our other target markets, OCA will be used in an environment that is less rigorously controlled than in clinical studies. If new side effects are found, if known side effects are shown to be more severe than previously observed or if OCA is shown to have other unexpected characteristics, we may need to abandon our development of OCA for PBC, NASH, PSC and other potential indications. Furthermore, our commercial sales of Ocaliva for PBC may be materially and adversely affected.

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

In addition, our product candidates are being developed as potential treatments for severe, life threatening diseases and, as a result, our trials will necessarily be conducted in patient populations that will be more prone than the general population to exhibit certain disease states or adverse events. For example, our Phase 3 REVERSE trial in NASH patients with compensated cirrhosis has expanded our NASH development program into advanced patient populations in NASH. Ocaliva is prescribed in patients suffering from various stages of PBC, which can be life threatening, and patients may suffer from other concomitant illnesses that may increase the likelihood of certain adverse events. It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to our product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our product candidates or approved products. We further cannot assure you that additional or more severe adverse side effects related to OCA or our other product candidates will not be observed in our future clinical trials or commercial use, which could delay or preclude regulatory approval of OCA or limit its commercial use.

If we or others later identify undesirable or unacceptable side effects caused by our product candidates or products:

•	we may be required to modify or include additional dosage and administration instructions, warnings and precautions, contraindications, boxed warnings, limitations, restrictions or other statements in the product label for our approved products, or issue field alerts to physicians and pharmacies;

•	we may be required to conduct costly additional clinical trials;

•	we may be subject to limitations on how we may promote our approved products;

•	sales of our approved products may decrease significantly;

•	regulatory authorities may require us to take our approved products off the market;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Breakthrough therapy designation for OCA may not lead to faster development or regulatory processes nor does it increase the likelihood that OCA will receive marketing approval for NASH.

If a drug is intended for the treatment of a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development, the FDA may grant a breakthrough therapy designation. Breakthrough therapy designation is intended to facilitate the development, and expedite the review, of such drugs, but the breakthrough therapy designation does not assure marketing approval by the FDA.

In January 2015, we received breakthrough therapy designation for OCA for the treatment of NASH patients with fibrosis. However, there is no guarantee that the receipt of breakthrough therapy designation will result in a faster development process, review or approval of OCA for fibrotic NASH patients or increase the likelihood that OCA will be granted marketing approval for fibrotic NASH patients. Similarly, any future breakthrough therapy designation relating to any other potential indication of OCA neither guarantees a faster development process, review or approval nor improves the likelihood of the grant of marketing approval by the FDA for any such potential indication of OCA compared to conventional FDA procedures. In addition, the FDA may withdraw any breakthrough therapy designation at any time. While we may seek breakthrough therapy designation for one or more of our other product candidates, we can give no assurance that the FDA will grant such status.

We may not be able to obtain or, if approved, maintain orphan drug exclusivity for our approved products or product candidates, which could cause our revenues to suffer.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product during the exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable that market exclusivity is no longer justified.

Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In addition, in Europe, it is possible that orphan marketing exclusivity attaching to the marketing authorization will be reduced to six years if, at the end of the fifth year following the receipt of marketing authorization, the EMA and the Committee for Orphan Medicinal Products determine that the product does not satisfy the requisite criteria including demonstration of significant clinical benefit (having regard to requirements set out in the applicable EU regulations and guidance) where it is shown based on the available evidence that the product is sufficiently profitable to justify not maintaining the marketing exclusivity.

Any failure to maintain orphan drug status may subject us to mandatory price discounts in Europe and result in the loss of other benefits, such as tax exemptions for sales. As such, the loss of orphan drug status may have a negative effect on our ability to successfully commercialize our products, earn revenues and achieve profitability.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA or EMA may subsequently approve another product for the same condition if the FDA or EMA concludes that the later product is clinically superior (i.e., it is shown to be safer, more effective or makes a major contribution to patient care). Any inability to secure or maintain orphan drug status or the exclusivity benefits of this status could have a material adverse impact on our ability to develop and commercialize our product candidates and approved products.

We rely entirely on third parties for the manufacture of our product requirements for our preclinical studies, clinical trials and commercial supply of OCA and other product candidates, and also depend on third-party vendors and CROs for certain of our clinical trial and product development activities. Our business could be harmed if our third-party manufacturers fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices, or we lose our relationships with our third-party vendors and CROs and our clinical trial or product development efforts are delayed as a result.

We do not manufacture or intend to manufacture the pharmaceutical products that we sell or plan to sell. We currently have agreements with a contract manufacturer for the production of active pharmaceutical ingredient and finished drug product for our commercial sales and for our clinical trials and preclinical studies that we are conducting and plan to conduct. Any inability by our contract manufacturer to continue to provide services to us for any reason could adversely affect our commercialization efforts and clinical development program, and we may be unable to identify, qualify and engage on terms that are favorable to us one or more replacement suppliers on a timely basis, if at all.

We currently have a long-term supply agreement with PharmaZell GmbH for the manufacture and commercial supply of Ocaliva. While we have procured sufficient supplies for the initial commercialization of Ocaliva for PBC, we may not be able to procure sufficient supplies of Ocaliva on an ongoing basis. We are also seeking to qualify one or more back-up suppliers, but we may not be able to enter into additional long-term commercial supply agreements for OCA with other third-party manufacturers on acceptable terms, or at all. We do not have agreements for long-term supplies of any of our other product candidates. We currently obtain supplies and services relating to our other product candidates from our third-party contract manufacturers on a purchase order basis.

The facilities used by any contract manufacturer to manufacture OCA or any of our other product candidates must be the subject of a satisfactory inspection before the FDA or regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers are unable to meet our requirements in accordance with our product specifications and applicable current good manufacturing practice (“cGMP”) requirements, our products or product candidates will not be approved or, if already approved, may be subject to recall.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates and products ourselves, including:

•	the possibility that we are unable to enter into or renew our manufacturing agreements with third parties on acceptable terms, or at all;

•	the possible termination or breach by our third-party manufacturers of our manufacturing agreements based on factors beyond our control; and

•	our inability to timely identify and qualify a replacement for one of our third-party manufacturers following the termination, expiration or nonrenewal of our agreements with such third-party manufacturer.

Any of these factors could disrupt the supply of our product candidates or approved products, cause us to incur higher costs, delay the approval of our product candidates or prevent or disrupt the commercialization of our approved products. Furthermore, if any of our product candidates are approved and our contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply and to have any such new source approved by the regulatory authorities that regulate our products in the United States, Europe and our other target markets.

We depend on third-party vendors and CROs for certain of our clinical trial and product development activities. If we are unable to maintain our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our clinical trial and product development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that such a provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. In addition, any CRO that we retain will be subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. If these requirements and standards are not adhered to by these providers, the commercialization and development of our product candidates or approved products could be delayed, which could harm our business and financial condition.

Even though we have received conditional approval of Ocaliva for PBC, we and our contract manufacturers are still subject to strict, ongoing regulatory requirements.

Even though we have received conditional approval of Ocaliva for the treatment of PBC in combination with ursodiol in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol, we and our contract manufacturers are subject to ongoing regulatory requirements relating to, among other things, Ocaliva’s manufacturing, labeling, packaging and storage. In addition, we and our contract manufacturers and our contract manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and the requirements of other similar regulatory authorities, including requirements that quality control and manufacturing procedures conform to current cGMPs. As such, we and our contract manufacturers are subject to periodic cGMP inspections and must continue to expend time, money and effort to ensure compliance with applicable manufacturing, production and quality control requirements. We are also required to report certain adverse reactions and production problems, if any, to the FDA, EMA and other similar regulatory authorities and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and generally must be consistent with the information in the product’s approved label.

If a regulatory authority such as the FDA discovers previously unknown problems with one of our products, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of one of our products, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. In addition, if we or our contract manufacturers, other third-party vendors or collaborators fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

•	issue Form 483 notices or Warning Letters, in the case of the FDA, or similar notices, in the case of other regulatory agencies;

•	mandate modifications to our promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us or our collaborators to enter into a consent decree or permanent injunction, which may include the imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	recall our products;

•	suspend any of our ongoing clinical studies;

•	impose administrative, civil or criminal penalties;

•	withdraw regulatory approval or require changes to our product label, including the inclusion of additional warnings or changes to the approved indication;

•	refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products.

We must comply with environmental, health and safety laws and regulations

Our activities involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state, city and local laws and regulations, in and outside the United States, governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures we use for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, regulatory authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage.

Risks Related to the Commercialization of Our Products

Sales of Ocaliva may be adversely affected by safety and labeling changes required by the FDA.

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that certain of these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a DHCP letter and the FDA also subsequently issued its own safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforce the existing dosing schedule for patients with Child-Pugh Class B or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and are working with relevant regulatory authorities, including the EMA, to ensure that the Ocaliva label in all applicable jurisdictions sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis. These events, the revised label, any future label changes that may be required by the FDA or other relevant regulatory authorities and any safety concerns associated with Ocaliva, perceived or real, may adversely affect our Ocaliva commercialization efforts and, consequently, our financial condition and results of operations.

We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage and reimbursement for Ocaliva or our other future approved products, if any, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. Sales of Ocaliva and our other future approved products, if any, depend and will depend substantially, both domestically and internationally, on the extent to which their cost will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Reimbursement policies could reduce the demand for, or the price paid for, our products.

We cannot be certain that reimbursement will be available for Ocaliva or our other future approved products, if any. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize Ocaliva or our other future approved products, if any.

In addition, third-party payors attempt to contain health care costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for drugs. As a result, they may not cover or provide adequate payment for our products. In addition, we may be required to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management’s time and our financial and other resources and our products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. The market for a drug depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Third-party payors may refuse to include a particular drug in their formularies or restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which the branded drug is approved. Due to there being no uniform policy of coverage and reimbursement in the United States among commercial payors, coverage and reimbursement for pharmaceutical products may differ significantly from payor to payor.

We do not know if the price that we have selected for Ocaliva will receive broad acceptance from third-party payors. The coverage determination process is a time-consuming and costly process that requires us to provide scientific and clinical support for the use of Ocaliva for PBC to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain adequate coverage of Ocaliva from third-party payors, the adoption of Ocaliva by physicians and patients as a treatment for PBC may be limited. This in turn could affect our ability to successfully commercialize Ocaliva and adversely impact our profitability, results of operations, financial condition and future success.

Legislative healthcare reform may adversely affect our business.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States. Among other things, the purpose of the ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including recent tax legislation that removes the financial penalties for people who do not carry health insurance commencing in 2019 and an Executive Order signed in October 2017 by President Trump directing federal agencies to modify how the ACA is implemented. There is still uncertainty whether the ACA will undergo additional revisions, and we cannot predict the impact of any future modifications. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. We cannot predict the success of any such current or future federal or state legislative efforts.

Reimbursement in the European Union and many other territories must be negotiated on a country-by-country basis and in many countries a product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain. While we have been able to achieve rapid reimbursement decisions in certain countries, we expect that it may still require a significant period of time before we receive reimbursement decisions in a number of other countries. Even after a price is negotiated, countries frequently request or require adjustments to the price and other concessions over time or require approvals regionally. Reimbursement agencies in Europe are often more conservative than those in the United States and the reimbursement process is often slower since reimbursement decisions are made on a country-by-country basis. Prices for drugs in Europe are generally lower than in the United States and tend to decrease over time.

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of Ocaliva and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Trump administration.

Ocaliva and our other future approved products, if any, may not achieve broad market acceptance among physicians, patients and healthcare payors, and revenues generated from their sales may be limited as a result.

The commercial success of Ocaliva and our other future approved products, if any, will depend upon their acceptance among the medical community, including physicians, healthcare payors and patients. In order for Ocaliva to be commercially successful for PBC, we need to demonstrate its utility as a cost-effective treatment for PBC patients who have an inadequate response to ursodiol or who are unable to tolerate ursodiol. Ocaliva also must be shown to be a safe and tolerable treatment in a commercial use setting as it is intended to be a lifetime therapy for patients eligible for treatment. We cannot be certain that Ocaliva or our other future approved products, if any, will achieve an adequate level of acceptance among the medical community, including physicians, healthcare payors and patients.

The degree of market acceptance of our approved products depends on a number of factors, including:

•	limitations, warnings, precautions, boxed warnings, contraindications, restrictions or other statements contained in the product label approved by the FDA, EMA or other relevant regulatory authorities;

•	changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for any of our products, such as ursodiol for the treatment of PBC;

•	limitations in the approved indications for our products;

•	demonstrated clinical safety and efficacy compared to other products;

•	a lack of adverse side effects, including significant adverse side effects;

•	sales, marketing and distribution support;

•	availability of reimbursement from managed care plans and other third-party payors;

•	the timing of the market introduction and perceived effectiveness of competitive products;

•	the degree of cost-effectiveness;

•	availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;

•	the extent to which our products are approved for inclusion on formularies of hospitals and managed care organizations;

•	whether our products are designated under physician treatment guidelines for the treatment of the indications for which we have received regulatory approval;

•	adverse publicity about our products or favorable publicity about competitive products;

•	convenience and ease of administration of our products; and

•	potential product liability claims.

In addition, the potential market opportunity for Ocaliva and our other future approved products, if any, is difficult to precisely estimate. For example, our estimates of the potential market opportunity for Ocaliva for PBC include a number of key assumptions related to prevalence rates, patients’ access to healthcare, diagnosis rates and patients’ response to or tolerance of Ocaliva, which are based on available literature and epidemiology research in PBC, our industry knowledge gained through market research and other methods, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions prove to be inaccurate, then the actual market for Ocaliva for PBC could be smaller than our estimates of our potential market opportunity. If the actual market opportunity for Ocaliva or our other future approved products, if any, is smaller than we expect, our product revenue may be limited and our financial condition and results of operations adversely affected.

If Ocaliva or our other future approved products, if any, do not achieve an adequate level of acceptance among the medical community, including physicians, healthcare payors and patients, sufficient revenue may not be generated from these products and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of Ocaliva and our other future approved products, if any, may require significant resources and may never be successful.

We have limited sales, marketing and distribution experience and we will need to continue to invest in significant additional resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.

We have limited sales, marketing and distribution experience as a commercial organization. The commercial launch of Ocaliva for PBC is our first product launch. We are commercializing Ocaliva in the United States, Europe and Canada using our internal commercial organization, as well as a contract sales organization, and may develop commercial infrastructure or utilize the services of third-party collaborators in certain other jurisdictions. We have not yet decided on our commercialization strategy for OCA for other indications or for our other product candidates, in each case, if approved. To develop internal sales, distribution and marketing capabilities, we have invested and expect to continue to invest significant additional amounts of financial and management resources.

Recruiting and training a commercial organization is expensive, time-consuming and could delay any product launch. If the commercial launch of an approved product for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel.

For approved products where we decide to perform sales, marketing and distribution functions ourselves or through third parties, we could face a number of additional risks, including:

•	we or our third-party sales collaborators may not be able to attract and build, or retain an effective marketing or sales force;

•	the cost of securing or establishing a marketing or sales force may exceed the revenues generated by any products; and

•	our sales and marketing efforts may not be successful.

Under the License Agreement, Sumitomo Dainippon has an exclusive license to develop and commercialize OCA for the treatment of PBC and NASH in China (excluding Taiwan), and we may utilize the services of third-party collaborators in certain other jurisdictions. We may have limited or no control over the sales, marketing and distribution activities of these third parties, and our future revenues may depend heavily on their success.

We will incur significant liability if it is determined that we have promoted or are promoting any “off-label” use of Ocaliva.

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

While we have implemented a corporate compliance program based on what we believe are current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with all current or future administrative or judicial interpretations of potentially applicable laws and regulations. In addition, government and regulatory agencies may hold us responsible for any actions by our sales representatives or sales organizations to the extent that they do not comply with applicable laws and regulations. If we or our contract sales organization fail to comply with any of these laws and regulations, we could be subject to a range of penalties, including criminal and significant civil penalties, fines, damages, curtailment or restructuring of our operations, exclusion, disqualification or debarment from participation in federally- or state-funded healthcare programs or other sanctions or litigation, any of which could have a significant adverse impact on our business, financial condition and results of operations.

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting or physician payment disclosure laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. Other jurisdictions including Europe have similar laws and are enacting more stringent regulations. These laws include false claims and anti-kickback statutes. If we market our products and our products are paid for by governmental programs, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

Federal false claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for the payment for goods (including drugs) or services to third-party payers (including Medicare and Medicaid) that are false or fraudulent. The federal civil monetary penalties statute, likewise, imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or obtain, by means of false or fraudulent pretenses, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes significant requirements on the receipt and transfer of protected health information.

In addition, the federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of drugs for which payment is available under certain federal health care programs annually to report information related to payments and other transfers of value to physicians and teaching hospitals, and physician ownership and investment interests.

Finally, we must offer discounted pricing or rebates on Ocaliva under various federal and state healthcare programs, and report specific prices to government agencies under healthcare programs. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to significant penalties.

There are foreign and state law equivalents of these laws and regulations, such as anti-kickback, false claims, transparency and data privacy and security laws, to which we are currently and/or may in the future be subject. We may also be subject to foreign and state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Many of these laws differ from each other in significant ways, thus increasing the cost and complexity of our compliance efforts.

A number of pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, including providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates.

If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil penalties, damages, fines, imprisonment, exclusion of products from reimbursement under United States federal or state healthcare programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly.

We may not be successful in establishing, implementing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results. If Sumitomo Dainippon or any future strategic collaborator fails to perform its obligations under, or terminates, its agreement with us, our business could be substantially harmed.

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, expanding manufacturing capabilities and marketing approved products are expensive, complex and time-consuming undertakings. As a result, we have in the past entered into, and may in the future seek to enter into, collaborations with third parties upon whom we may rely for financial resources and for development, regulatory and commercialization expertise for selected products or product candidates and in selected jurisdictions. For example, under the License Agreement, Sumitomo Dainippon has an exclusive license to develop and commercialize OCA for the treatment of PBC and NASH in China (excluding Taiwan). We may also establish collaborations with respect to the development and commercialization of OCA in other jurisdictions and for other product candidates and research programs. Additionally, we may enter into sales and marketing arrangements with third parties with respect to approved products in certain jurisdictions.

Our collaborators may fail to develop or effectively commercialize products, product candidates or technologies for a variety of reasons, including a lack of sufficient resources, a decision not to devote the necessary resources due to internal constraints, such as limited cash or human resources, a change in strategic focus or a failure to obtain the necessary regulatory approvals. For example, our strategic collaboration with Sumitomo Dainippon may not be successful due to a number of important factors, including the following:

•	Sumitomo Dainippon has significant discretion in determining the efforts and resources that it will apply to its strategic collaboration with us. The timing and amount of any cash payments, milestones and royalties that we may receive under the License Agreement will depend on, among other things, the efforts, allocation of resources and successful development and, if approved, commercialization of OCA in China (excluding Taiwan) by Sumitomo Dainippon;

•	subject to certain restrictions contained in the License Agreement, it is possible that Sumitomo Dainippon may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that it licenses from us;

•	Sumitomo Dainippon may change the focus of its development and commercialization efforts or pursue higher-priority programs;

•	Sumitomo Dainippon may, under specified circumstances, terminate the License Agreement on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic collaborators or adversely affect how we are perceived in the scientific and financial communities;

•	Sumitomo Dainippon has, under certain circumstances, the right to maintain or defend our intellectual property licensed to it in its territory and, although we may have the right to assume the maintenance and defense of our intellectual property if Sumitomo Dainippon does not, our ability to do so may be compromised by its acts or omissions;

•	Sumitomo Dainippon may utilize our intellectual property in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or expose us to potential liability; and

•	Sumitomo Dainippon may not comply with all applicable regulatory requirements.

Pursuant to the Sumitomo Amendment, we and Sumitomo Dainippon agreed that if certain clinical development milestones in China (excluding Taiwan) are not met by December 31, 2020, Sumitomo Dainippon may choose either to pay us a milestone payment or terminate the License Agreement. If Sumitomo Dainippon fails to develop or effectively commercialize OCA for PBC or NASH in China (excluding Taiwan), or terminates the License Agreement, we may not be able to replace it with another collaborator. In addition, pursuant to the Sumitomo Amendment, Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and we agreed to forego any further milestone or royalty payments with respect thereto. We may not be successful in reaching an agreement with an alternative collaborator for Japan and Korea.

If we are unable to maintain our existing arrangements or enter into any new such arrangements on acceptable terms, if at all, we may be unable to effectively market and sell our products in our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration and similar arrangements such as the License Agreement are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we collaborate with a third party for development and commercialization of a product candidate or approved product, we can expect to relinquish some or all of the control over the future success of that product candidate or product to the third party. Our collaboration partner may not devote sufficient resources to the commercialization of our products or product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into, including the License Agreement, may be unsuccessful. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators, we may incur increased costs, we may be forced to limit the number of products or product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs or territories for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition could be materially and adversely affected.

If we fail to develop OCA for additional indications, our commercial opportunity will be limited.

To date, we have focused the majority of our development efforts on the development of OCA. One of our strategies is to pursue clinical development of OCA for NASH and other progressive non-viral liver diseases, to the extent that we have sufficient funding to do so.

PBC is an orphan disease and the potential market size for Ocaliva for PBC is relatively limited. Furthermore, because a significant proportion of PBC patients do not exhibit any symptoms at the time of diagnosis, PBC may be left undiagnosed for a significant period of time. Due to these factors, our ability to grow revenues will be dependent on our ability to increase market share and successfully develop and commercialize OCA for the treatment of additional indications. In particular, we believe that our future success will depend in large part on the results of our development of OCA for the treatment of NASH. Although NASH is believed to be one of the most prevalent chronic liver diseases worldwide, NASH may be left undiagnosed for a long time and a definitive diagnosis of NASH is currently based on a histological assessment of a liver biopsy, which impacts the ability to easily identify patients. Furthermore, even if we are successful in developing and obtaining marketing approval of OCA for the treatment of NASH, we may not be able to commercialize OCA successfully.

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

We outsource and plan to continue to outsource substantial portions of our operations to third-party service providers, including CROs for certain of our clinical trial and product development activities, contract manufacturers for the production of active pharmaceutical ingredient and finished drug product for our commercial sales and for our clinical trials and preclinical studies and a contract sales organization for the commercialization of Ocaliva in certain jurisdictions. We will likely also use the services of third-party vendors in connection with our future commercialization activities, including product sales, marketing and distribution. Our agreements with third-party service providers are on a study-by-study and/or project-by-project basis. Typically, we may terminate these agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, a number of third-party service providers that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. If these providers do not adhere to applicable governing practices and standards, the development and commercialization of Ocaliva and our product candidates could be delayed or stopped, which could severely harm our business and financial condition.

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In the past, we experienced difficulties with a third-party contract manufacturer for OCA, including delays in receiving adequate clinical trial supplies as and when requested. We subsequently replaced this manufacturer, but it is possible that we could experience similar difficulties in the future. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that have the specialized expertise required to achieve our business objectives. Identifying, qualifying and managing the performance of third-party service providers can be difficult, time-consuming and cause delays in our development programs. Despite our recent growth, we have limited internal resources available to identify and monitor third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers, our business may be adversely affected. We may further be subject to the imposition of civil or criminal penalties if their conduct violates applicable law.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources than we have, such as larger research and development staff and more experienced marketing and manufacturing organizations. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our products or product candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA, EMA or other regulatory approval or discovering, developing and commercializing drugs for the diseases that we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

Some of the pharmaceutical and biotechnology companies that we expect to compete with include Allergan plc, AstraZeneca plc, Acorda Therapeutics, Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., CymaBay Therapeutics, Inc., Dr. Falk Pharma GmbH, Durect Corporation, Enanta Pharmaceuticals, Inc., ENYO Pharma SAS, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead Sciences, Inc., GlaxoSmithKline plc, Immuron Limited, Islet Sciences, Inc., Madrigal Pharmaceuticals, Inc., Metacrine, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, Shire plc, Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. Bezafibrate, a fibrate that has not been approved for commercialization by the FDA and is only available outside of the United States, has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH. Genfit SA has an ongoing Phase 3 clinical trial of GFT505, a dual PPAR alpha/delta agonist, in NASH. Genfit is also studying GFT505 for the treatment of PBC. Gilead Sciences, Inc. is conducting multiple Phase 3 clinical trials in NASH patients of various disease severity with selonsertib, an inhibitor of the apoptosis signal-regulating kinase 1. Gilead Sciences, Inc. is also exploring additional studies in NASH for GS-0976, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases acquired from Nimbus Therapeutics, LLC, and an FXR agonist known as GS-9674. Gilead Sciences, Inc. is also studying a number of compounds in other liver diseases including PBC and PSC. Allergan plc has an ongoing Phase 3 clinical trial of cenicriviroc, an immunomodulator that blocks C-C chemokine receptor type 2 and type 5, for the treatment of NASH. A number of other companies have trials in PBC, NASH and other liver diseases we are targeting.

In addition, many universities and private and public research institutes may become active in our target disease areas. The results from our POISE and FLINT trials and the approval of Ocaliva for PBC have brought more attention to our targeted indications and bile acid chemistry. As a result, we believe that additional companies and organizations may seek to compete with us in the future. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than OCA or any other product candidates that we are currently developing or that we may develop, which could render our products or product candidates obsolete and noncompetitive.

Off-label uses of other potential treatments may limit the commercial potential of our products and product candidates, especially given the pricing of Ocaliva and the anticipated pricing for our product candidates. For example, while fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. In NASH, a number of treatments, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol, are used off-label. Although none of these treatments have been clearly shown in clinical trials to alter the course of the disease, in a previous study conducted by the NASH Clinical Research Network, similar improvements to those observed with OCA in the FLINT trial in certain histological measures of NASH were reported with vitamin E and pioglitazone. Various other treatments, both approved and unapproved, have been used in the other indications we are targeting.

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our and our strategic collaborators’ clinical trials and preclinical studies;

•	our ability to recruit and enroll patients for our clinical trials;

•	the efficacy, safety and reliability of Ocaliva and our other future approved products, if any;

•	the speed at which we develop our product candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	our ability to maintain productive relationships with regulatory authorities;

•	the timing and scope of regulatory approvals, if any;

•	our ability to commercialize and market Ocaliva and our other future approved products, if any;

•	the price of our products;

•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;

•	our ability to protect intellectual property rights related to our products;

•	our ability to manufacture and sell commercial quantities of any approved products to the market; and

•	acceptance of our products by physicians and other health care providers.

If our competitors market products that are more effective, safer or less expensive than our products or that reach the market sooner than our products, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies, products or product candidates obsolete, less competitive or not economical.

A variety of risks associated with our international business operations and our planned international business relationships could materially adversely affect our business.

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva in the United States, Europe and Canada using our internal commercial organization, as well as a contract sales organization, and may develop commercial infrastructure or utilize the services of third-party collaborators in certain other jurisdictions. In addition, under the License Agreement, Sumitomo Dainippon has an exclusive license to develop and commercialize OCA for the treatment of PBC and NASH in China (excluding Taiwan). Our international operations and business relationships subject us to additional risks that may materially adversely affect our business and ability to attain or sustain profitability, including:

•	the far-reaching anti-bribery and anti-corruption legislation in the United Kingdom, including the UK Bribery Act, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	differing regulatory requirements for drug approvals internationally and the inability to obtain necessary foreign regulatory, pricing or reimbursement approvals of products in a timely manner;

•	uncertainty regarding the collectability of accounts receivable;

•	difficulties in staffing and managing international operations;

•	potentially reduced protection for intellectual property rights;

•	potential third-party patent rights in countries outside of the United States;

•	the potential for so-called “parallel importing,” which is what occurs when a local seller opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;

•	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;

•	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;

•	compliance with tax, employment, immigration and labor laws for employees working or traveling abroad;

•	taxes in other countries;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

For example, we do not know the extent of the impact that Brexit will have on our business. As a result of Brexit, it is possible that Scotland and Northern Ireland may each conduct a referendum to decide whether to leave the United Kingdom. Furthermore, other European countries may seek to conduct referenda with respect to continuing membership in the European Union. We do not know to what extent these changes will impact our business. Our ability to conduct our international business out of the United Kingdom, where the headquarters for our international operations is located, may be materially and adversely affected.

In addition, we are subject to the anti-bribery and anticorruption laws of the United States, as well as of foreign jurisdictions where we operate, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act. Generally, these laws prohibit paying or offering anything of value to a foreign government official for the purpose of obtaining or retaining business. U.S. and foreign regulators have increased their enforcement of anti-bribery and anticorruption laws in recent years, and failure to comply with these laws could result in various adverse consequences, including:

•	possible delay in approval or refusal to approve a product;

•	recalls, seizures or withdrawal from the market of an approved product;

•	disruption in the supply or availability of our products or suspension of export or import privileges;

•	the imposition of civil or criminal sanctions;

•	the prosecution of executives overseeing our international operations; and

•	damage to our reputation.

Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results.

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other stock-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings in different jurisdictions, the outcome of audits or other examinations by the U.S. Internal Revenue Service and regulators of other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets and changes to our ownership or capital structure.

In late 2017, the United States enacted the Tax Cuts and Jobs Act of 2017, which significantly changed U.S. tax law, including by implementing a reduction in the corporate tax rate to 21%, moving from a worldwide tax system to a territorial system and imposing new or additional limitations on the deductibility of interest expense and executive compensation,.

The impact on our effective income tax rate resulting from the above-mentioned factors and others may be significant and could adversely affect our results of operations.

We have significantly expanded our operations in recent years, and will need to continue our expansion to support our future development strategy for OCA for indications other than PBC, including NASH. We may experience difficulties in managing our significant growth.

We have significantly expanded our operations, including the size of our employee base, in recent years and expect to continue to grow as we pursue our future development strategy. As we advance our development programs for OCA for NASH and other potential indications and other product candidates, seek regulatory approval in the United States and elsewhere, increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. We will also need to grow our commercial capabilities. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems currently in place may experience difficulty in adjusting to our growth and strategic focus.

In addition, in order to continue to meet our obligations as a public company and to support our anticipated longer-term growth, we will need to increase our general and administrative capabilities. We are also expanding our operations geographically and have formed a number of subsidiaries outside of the United States. In addition to our U.S. offices, we have an office in London, which serves as the headquarters for our international operations, regional offices in a number of other countries and may further expand our geographical footprint. Our management, personnel and systems currently in place may not be adequate to support this future growth. Furthermore, we may face a number of complexities, such as being subject to national collective bargaining agreements for employees, in some of the countries in which we operate.

Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees or consultants with the expertise and experience we will require in the United States, Europe and other jurisdictions;

•	manage our clinical programs effectively, which are often conducted at numerous domestic and international clinical sites, and advance our other development efforts;

•	develop and expand our marketing and sales infrastructure; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

If we are unable to successfully manage our growth and the increased complexity of our operations, our business may be adversely affected.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.

We may not be able to attract or retain qualified personnel and consultants due to the intense competition for such individuals among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercial objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Dr. Mark Pruzanski, our co-founder, president and chief executive officer, and the other members of our executive team, as well as other key employees and consultants. If we lose one or more of our executive officers or other key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or other key employees or consultants may terminate their employment at any time and replacing such individuals may be difficult and time-consuming because of the limited number of individuals in our industry with the necessary breadth of skills and experience. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate such individuals.

We also have key scientific and clinical advisors and consultants, including our co-founder Professor Roberto Pellicciari, who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us and such individuals typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

Failure to establish and maintain adequate finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in a demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations, expanded disclosure requirements, accelerated reporting requirements and complex accounting rules. Company responsibilities imposed by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations would likely be adversely affected.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA, the SEC or other domestic or foreign regulators, provide accurate information to the FDA, the SEC or other domestic or foreign regulators, comply with health care fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations in the United States and abroad intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Misconduct and misappropriation of confidential information by our employees or third parties may also include improper trading in our securities, which may harm our reputation and result in enforcement actions against us. We have adopted a global code of business conduct and implemented a corporate compliance program, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with applicable laws or regulations. The outcome of any such investigation, action or lawsuit could have a significant negative impact on our business, including as a result of the imposition of significant fines or other sanctions. In addition, the institution of any such investigation, action or lawsuit could negatively impact the market price of our securities.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our products or product candidates and may have to limit or suspend their use.

The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval, such as Ocaliva for PBC, expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, health care providers or others. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of their merit or eventual outcome, product liability claims may result in:

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for our products and loss of revenues;

•	impairment of our business reputation;

•	diversion of management and scientific resources from our business operations; and

•	the inability to develop and commercialize our products and product candidates or the withdrawal of our products from the market.

We have obtained limited product liability insurance coverage for the commercial sale of our products and our clinical trials. Our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Large judgments have been awarded in class action lawsuits based on the unanticipated side effects of drug products. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price may result in us being required to pay substantially higher premiums for our directors’ and officers’ insurance, and may make it difficult for us to obtain adequate coverage on reasonable terms, if at all.

If we engage in an in-license transaction, acquisition, reorganization or business combination, we will face a variety of risks that could adversely affect our business operations or our securityholders.

From time to time, we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the expansion and development of our business. These initiatives may include in-licensing or acquiring products, technologies or businesses or entering into a business combination with another company. If we pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our current stockholders’ ownership;

•	incur substantial debt that may place strains on our operations;

•	be required to dedicate substantial operational, financial and management resources to integrate new products, technologies or businesses;

•	assume substantial actual or contingent liabilities;

•	impair our ability to make payments of interest and principal on our outstanding debt, including the Convertible Notes;

•	reprioritize our development programs or cease development and commercialization activities with respect to certain of our product candidates or products; or

•	merge or otherwise enter into a business combination with another company, which may result in our stockholders receiving cash and/or shares of the other company on terms that certain of our stockholders may not deem desirable.

We may use our limited financial and human resources to pursue a particular research program or product candidate that is ultimately unsuccessful or less successful than other programs or product candidates that we may have forgone or delayed.

Because we have limited resources, we may forego or delay the development of certain programs or product candidates that later prove to have greater commercial potential than the programs or product candidates that we do pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we fail to accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements or we may allocate our limited internal resources to that product candidate when it would have been more advantageous to enter into such an arrangement. Any such failure could have a material adverse effect on our business, financial condition or results of operations.

Our business and operations would suffer in the event of system failures, data breaches or violations of data protection laws.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personally identifiable information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

Our information security systems are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA, and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information.

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

In May 2018, the General Data Protection Regulation (“GDPR”), will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Although the GDPR will apply across the European Union without a need for local implementing legislation, local data protection authorities will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Implementation of the GDPR could require changes to certain of our business practices, thereby increasing our costs. While we are actively employing the EU-U.S. Privacy Shield as a means to legitimize the transfer of personal information from the European Union and Switzerland to the United States, and are engaging in activities to comply with the GDPR requirements, we may be unsuccessful in these efforts.

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. There is a degree of uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies, such as cloud computing. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business. A determination that we have violated privacy or data protection laws could result in significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products and product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering our products and product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection we may not be able to prevent third parties from launching generic versions of our products, using our proprietary technologies or from marketing products that are very similar or identical to ours.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions, and the legal standards relating to the patentability, validity and enforceability of pharmaceutical patents are evolving. Changes in either the patent laws or in interpretations of patent laws in U.S. and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we may license from third parties. Additionally, our currently pending or future patent applications may not result in issued patents, and any term extensions that we seek may not be granted. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology or prevent third parties from marketing products that are similar or identical to ours.

There have been numerous changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. In September 2011, the America Invents Act was signed into law. The final substantive provisions of the America Invents Act became effective in March 2013. The America Invents Act includes a number of significant changes to U.S. patent law that affect the way patent applications are filed, prosecuted and litigated, including, among other things, changing from a “first to invent” to a “first inventor to file” system and creating processes, such as Inter Partes Review (“IPR”) and other post-grant review processes, that permit third parties to challenge the patentability of granted patents before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “USPTO”). The IPR process, for example, permits any person to challenge the validity of a patent on the grounds that it was anticipated or made obvious by prior art. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make compounds that are similar to our products or product candidates but that are not covered by the claims of our patents;

•	we might not have been the first to make the inventions covered by our patents or pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents that we obtain may not provide us with any competitive advantages or exclusivity in a particular product area;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

We are the owner of record of numerous issued U.S. and non-U.S. patents with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds and methods of using these compounds in various indications. In addition, we are the owner of record of numerous pending U.S. and non-U.S. patent applications, and regularly pursue additional patent applications in various jurisdictions.

Patents covering the composition of matter of OCA expire in 2022 at the earliest and 2033 at the latest if the appropriate maintenance renewal, annuity, or other government fees are paid. We expect that the other patents in the OCA portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2033. Without patent protection, including patent protection covering the composition of matter of our products and product candidates, our ability to stop others from using or selling our products and product candidates may be limited.

Due to the patent laws of a country, the decisions of a patent examiner in a country or our own filing strategies, we may not obtain patent coverage for all of our products and product candidates or methods involving these candidates in the parent patent application. We plan to pursue divisional patent applications or continuation patent applications in the United States and other countries to obtain claim coverage for inventions which were disclosed but not claimed in the parent patent application.

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our products and product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our products, U.S. patents may be eligible for a limited extension of patent term under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits an extension of patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, an extension may not be granted because of, for example, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or failure to satisfy applicable requirements. Moreover, the applicable time period or scope of patent protection afforded could be less than what is requested. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened, our competitors may obtain approval of competing products following our patent expiration and our revenue could be reduced, possibly materially.

Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we have applied for an extension to the patent term for this patent in the United States through 2027. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we have applied for supplementary patent certification (“SPC”) to extend the patent term for this patent in the European Union through 2027. We have received grants of SPC in Austria, Denmark, Italy and Sweden and we expect to take similar actions in other jurisdictions and countries where similar regulations exist. In the event that we are unable to obtain any patent term extensions, the issued composition of matter patents for OCA are expected to expire in 2022 at the earliest and 2033 at the latest if the appropriate maintenance renewal, annuity, or other government fees are paid. We expect that the other patents in the OCA portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2033.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to go to court or engage in other adversarial proceedings to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are not valid or not infringed, and that we do not have the right to stop the other party from using the inventions. In addition, the U.S. Supreme Court has modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our products and product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products, or the manufacture or use of our product candidates, will not infringe third-party patents. Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products and product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of management and scientific personnel. There is also a risk that a court would decide that we or our manufacturing or commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In that event, we or our partners may not have a viable way around the patent and may need to halt commercialization or development of the relevant product or product candidate. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents, and we may be subject to indemnification obligations with respect to any such payments made by our partners. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products, product candidates or methods of use. The coverage of patents is subject to interpretation by the courts, and such interpretation is not always uniform.

If we are sued for patent infringement, we would need to demonstrate that our products, product candidates or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in such proceedings, we may incur substantial costs and divert management’s time and attention, which could have a material adverse effect on our business. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we fail to obtain a license, develop or obtain non-infringing technology, defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our products and product candidates to market and be precluded from manufacturing or selling our products and product candidates.

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent or file with respect to a technology, because:

•	some patent applications in the United States may be unpublished or otherwise maintained in secrecy until the patents are issued;

•	patent applications in the United States are typically not published until 18 months after the priority date; and

•	publications in the scientific literature often lag behind actual discoveries.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference or derivation proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and such patent applications may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater financial and other resources. In addition, uncertainties resulting from the initiation and continuation of any such litigation could have a material adverse effect on the market price of our securities and our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated as a result of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on our patents and patent applications are required to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of such patents and patent applications. In addition, the USPTO and foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We have implemented systems and engaged reputable third-party service providers to help ensure that we comply with such requirements on a timely basis, but inadvertent lapses may occur and there are situations in which noncompliance can result in abandonment or lapse of the relevant patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Any such event may impair our competitive position in the relevant jurisdiction and have a material adverse effect on our financial condition or results of operations.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers. If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology, products and product candidates could be significantly diminished.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims, which could result in substantial costs and be a distraction to management even if we are successful.

We may rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Third parties, including competitors of ours, may also independently discover our trade secrets or other proprietary information. In addition, we may be required under U.S. or foreign transparency initiatives or other regulations to publicly disclose or otherwise make available certain information that we consider to be proprietary, including pre-clinical and clinical research data. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets or other proprietary information is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside of the United States are sometimes reluctant to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets and other proprietary information could adversely affect our competitive business position.

We have not yet registered all of our trademarks and failure to secure such registrations could adversely affect our business.

We have numerous trademark and service mark registrations and pending trademark and service mark applications in the United States and abroad.

Our trademark applications may not be allowed for registration and our registered trademarks may not be maintained or enforced. During prosecution of applications for trademark registration, we may receive rejections or refusals. Although we are given an opportunity to respond, we may be unable to overcome such rejections. In addition, the USPTO and comparable agencies in many other jurisdictions provide third parties with an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed and may in the future be filed against certain of our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the $460.0 million aggregate principal amount of Convertible Notes that we issued in July 2016 or any other indebtedness we or our subsidiaries may incur in the future depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the Convertible Notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may incur substantially more debt or take other actions that would affect our ability to pay the principal of and interest on our debt.

We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. We and our subsidiaries are not restricted under the terms of the indenture governing the Convertible Notes or otherwise from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking other actions that could have the effect of diminishing our ability to service our debt when due.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, is the subject of recent changes that could have a material effect on our reported financial results.

Under Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the market price of the Convertible Notes.

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

Risks Related to Ownership of Our Common Stock

Ownership in our common stock is highly concentrated and your ability to influence corporate matters may be limited as a result.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock together beneficially own a significant percentage of our common stock based on reports filed with the SEC. If these stockholders were to choose to act together, they would be able to significantly influence matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization, as well as our management and affairs. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the market price of our common stock.

We have a significant stockholder, which will limit your ability to influence corporate matters, may give rise to conflicts of interest and could result in future substantial sales of shares of our common stock into the market.

Genextra S.p.A. (“Genextra”) is our largest stockholder and owns a significant minority percentage of our outstanding common stock. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

Furthermore, the interests of Genextra may not always coincide with your interests or the interests of other stockholders, and Genextra may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, and might affect the market price of our common stock. Our board of directors, which consists of ten directors, including one associated with Genextra, has the power to set the number of directors on our board from time to time.

Genextra also may sell shares of our common stock into the market from time to time, and we cannot predict the effect, if any, that future sales by Genextra may have on the market price of our common stock. In addition, Genextra has informed us that it has pledged its shares of our common stock held prior to the Concurrent Private Placement to an affiliate of Credit Suisse Securities (USA) LLC as collateral in connection with a margin loan. Enforcement against such collateral could materially and adversely affect the price of our common stock.

An active trading market in our common stock may not be maintained.

The trading market in our common stock has been extremely volatile. The quotation of our common stock on the Nasdaq Global Select Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect your ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock.

We have previously been, and are currently, subject to securities class action litigation and may be subject to similar or other litigation in the future. Such matters can be expensive, time-consuming and have a material adverse effect on our business, results of operations and financial condition.

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

In September 2017, a lawsuit and, in January 2018, a follow-on lawsuit were filed alleging, among other things, that we and certain of our officers violated federal securities laws by making allegedly material false and/or misleading statements regarding our business, operational and compliance policies. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. While we believe that we have a number of valid defenses to the claims described above and intend to vigorously defend ourselves, the matters are in the early stages of litigation and no assessment can be made as to the likely outcome of the matters or whether they will be material to us.

We may be subject to additional suits or proceedings brought in the future and, as has been the case with many companies in our industry, we may from time to time receive inquiries and subpoenas and other types of information requests from government authorities and others. While the ultimate outcome of any such investigations, inquiries, information requests and legal proceedings is difficult to predict, adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, costs and significant payments, which may have a material adverse effect on our business, results of operations and financial condition. In addition, monitoring and defending against legal actions, whether or not meritorious, and responding to investigations, inquiries and information requests is expensive, time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve such matters. Although we may receive insurance coverage for certain adversarial proceedings, coverage could be denied or prove to be insufficient. It is possible that we could, in the future, incur judgment or enter into settlement of claims for monetary damages. A decision adverse to our interests could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition.

Our stock price has been and may in the future be volatile, which could cause holders of our common stock to incur substantial losses.

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section, elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, these factors include:

•	failure to successfully commercialize Ocaliva for PBC in the United States, Europe, Canada, Israel and other jurisdictions in which we have or may receive marketing authorization or our inability to receive marketing approval for Ocaliva in other jurisdictions;

•	any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an investigational new drug application, NDA, MAA or comparable submission for any of our products or product candidates and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;

•	failure to successfully develop and commercialize OCA for indications other than PBC or any of our other product candidates;

•	inability to obtain adequate product supply of OCA or any of our other product candidates or the inability to do so at acceptable prices;

•	results of clinical trials of our competitors’ products and product candidates;

•	regulatory actions with respect to our products or product candidates or our competitors’ products or product candidates;

•	changes in laws or regulations applicable to our products or product candidates;

•	failure to meet or exceed financial projections or guidance we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	competition from existing products or new products that may emerge;

•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	additions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	significant legal disputes, investigations or proceedings involving us, including patent, stockholder or product liability litigation;

•	sales of our common stock by us, our insiders or our other stockholders;

•	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements, or prevent system failures, data breaches or violations of data protection laws;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic, industry and market conditions.

Furthermore, stock markets in general and the market for biotechnology companies in particular have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations may negatively impact the market price of shares of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been in the past, and are currently the target of this type of litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, you could incur substantial losses.

In addition, pursuant to the Private Placement Agreement, the Private Placement Purchasers have the right, subject to certain conditions, to require us to file a registration statement covering the sale of their shares of our common stock purchased in the Concurrent Private Placement. Once we register the offer and sale of these shares, the shares can be freely sold in the public market.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline even if our business is doing well.

A significant number of shares of our common stock are held by a small number of stockholders, including Genextra. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. We have also registered the offer and sale of all of the shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.

Additionally, sales of our common stock by our executive officers or directors, even when done during an open trading window under our policies with respect to insider sales or done under a trading plan adopted in accordance with the guidelines set forth by Rule 10b5-1, may adversely impact the market price of our common stock. Although we do not expect that the relatively small volume of such sales would itself significantly impact the market price of our common stock, the market could react negatively to the announcement of such sales, which could in turn affect the market price of our common stock. Furthermore, Genextra has informed us that it has pledged its shares of our common stock held prior to the Concurrent Private Placement to an affiliate of Credit Suisse Securities (USA) LLC as collateral in connection with a margin loan. Enforcement against such collateral could materially and adversely affect the market price of our common stock.

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

We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in April 2018, we issued and sold an aggregate of 4,257,813 shares of common stock and in July 2016, we issued and sold $460.0 million of Convertible Notes. Conversions of the Convertible Notes dilute the ownership interests of existing shareholders to the extent that we elect to deliver shares of our common stock (or a combination of cash and shares of our common stock) in connection therewith. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock. We may also issue shares of common stock, stock options, restricted stock, restricted stock units or other stock-based awards under our existing or future equity incentive plans or other employee or director compensation plans. The issuance of additional shares of common stock (including pursuant to conversions of the Convertible Notes) or other securities convertible into or exchangeable for our common stock, or the perception that such issuances may occur, may materially and adversely affect the price of our common stock.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they publish inaccurate or unfavorable reports about us or our common stock, the price of our common stock and its trading volume could decline.

The market for our common stock depends in part on the research and reports that securities or industry analysts publish about our company. We do not have any control over these analysts, and there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts covering us fail to regularly publish reports on us, demand for our common stock could decline, which could cause our stock price and trading volume to decline.

Anti-takeover provisions in our restated certificate of incorporation and our restated bylaws, as well as provisions of Delaware law and certain provisions of the Convertible Notes, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our restated certificate of incorporation or restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Certain provisions of the Convertible Notes could also make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a “fundamental change” under the terms of the Convertible Notes, holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes for cash. Similarly, if an acquisition event constitutes a “make-whole fundamental change” under the terms of the Convertible Notes, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such make-whole fundamental change.

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

As permitted by Section 102(b)(7) of the DGCL, our restated certificate of incorporation limits the liability of our directors to the fullest extent permitted by law. In addition, as permitted by Section 145 of the DGCL, our restated certificate of incorporation and restated bylaws provide that we shall indemnify, to the fullest extent authorized by the DGCL, each person who is involved in any litigation or other proceeding because such person is or was a director or officer of our company, or is or was serving as an officer or director of another entity at our request, against all expense, loss or liability reasonably incurred or suffered in connection therewith. Our restated certificate of incorporation provides that the right to indemnification includes the right to be paid expenses incurred in defending any proceeding in advance of its final disposition, subject to certain conditions. The rights conferred in the restated certificate of incorporation and the restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty as directors by shifting the burden of such losses and expenses to us. Although we carry directors’ and officers’ liability insurance, certain liabilities or expenses covered by our indemnification obligations may not be covered by such insurance or the coverage limitation amounts may be exceeded. As a result, we may need to use a significant amount of our funds to satisfy our indemnification obligations, which could severely harm our business and financial condition and limit the funds available to stockholders who may choose to bring a claim against our company.

We do not intend to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders, which may not occur. Investors seeking cash dividends should not invest in our common stock. You may not realize any return on your investment in our common stock and may lose some or all of your investment.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have significant net operating loss carryforwards (“NOLs”) for U.S. Federal income tax purposes, which expire between 2024 and 2037. We also have certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

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

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Amendment No. 1, dated as of June 8, 2011, to that certain License Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.

10.2	Amendment No. 2, dated as of September 16, 2011, to that certain License Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.

10.3†	Amendment No. 3, dated as of February 13, 2018, to that certain License Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.

10.4

Securities Purchase Agreement, dated April 4, 2018, between the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018).

10.5	Form of Performance Stock Unit Grant Notice and Agreement.

10.6	Form of Performance Share Grant Notice and Agreement.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at March 31, 2018 (unaudited) and December 31, 2017 (audited), (ii) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Registrant under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

Date: May 10, 2018	By:	/s/ Mark Pruzanski
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer
(Principal Financial Officer)

