Form 10-Q
period 2018-06-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2018-08-07
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of June 30, 2018, there were 29,564,684 shares of common stock, $0.001 par value per share, outstanding.

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

•	our ability to successfully commercialize Ocaliva for PBC;
•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;
•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;
•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
•	any potential side effects associated with Ocaliva for PBC or our product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;
•	our ability to identify, develop and commercialize our products and product candidates;
•	our ability to obtain and maintain intellectual property protection for our products and product candidates;
•	our ability to successfully commercialize our product candidates, if approved;
•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
•	the degree of market acceptance of Ocaliva for PBC and, if approved, our product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;
•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing drugs or new drugs that become available;
•	our ability to prevent system failures, data breaches or violations of data protection laws;
•	costs and outcomes relating to any securities, intellectual property, employment, product liability or other litigation;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;
•	our use of cash and short-term investments;
•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
•	our ability to obtain and maintain adequate insurance coverage; and

•	the other risks and uncertainties identified under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$77,720	$70,013
Investment securities, available-for-sale	460,618	344,904
Accounts receivable, net	19,509	16,501
Prepaid expenses and other current assets	19,893	16,889
Total current assets	577,740	448,307
Fixed assets, net	12,453	16,184
Inventory, net	5,813	3,480
Security deposits	8,908	16,376
Total assets	$604,914	$484,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$79,606	$94,777
Short-term interest payable	7,475	7,475
Short-term portion of deferred revenue	1,622	1,782
Total current liabilities	88,703	104,034
Long-term liabilities:
Long-term debt	363,300	355,677
Long-term other liabilities	4,713	5,578
Long-term portion of deferred revenue	1,622	2,672
Total liabilities	458,338	467,961
Stockholders’ equity:
Common stock par value $0.001 per share; 45,000,000 shares authorized; 29,564,684 and 25,172,678 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	29	25
Additional paid-in capital	1,774,955	1,486,690
Accumulated other comprehensive loss, net	(2,082)	(786)
Accumulated deficit	(1,626,326)	(1,469,543)
Total stockholders’ equity	146,576	16,386
Total liabilities and stockholders’ equity	$604,914	$484,347

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Product revenue, net	$43,169	$30,441	$78,327	$51,044
Licensing revenue	406	446	1,211	891
Total revenue	43,575	30,887	79,538	51,935

Operating expenses:
Cost of sales	713	279	993	376
Selling, general and administrative	65,224	66,925	127,691	128,007
Research and development	47,415	44,192	96,087	88,024
Total operating expenses	113,352	111,396	224,771	216,407
Operating loss	(69,777)	(80,509)	(145,233)	(164,472)

Other income (expense):
Interest expense	(7,589)	(7,279)	(15,098)	(14,486)
Other income, net	2,173	1,224	3,548	2,464
	(5,416)	(6,055)	(11,550)	(12,022)
Net loss	$(75,193)	$(86,564)	$(156,783)	$(176,494)

Net loss per common and potential common share:
Basic and diluted	$(2.58)	$(3.46)	$(5.75)	$(7.07)

Weighted average common and potential common shares outstanding:
Basic and diluted	29,199	25,028	27,265	24,980

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(75,193)	$(86,564)	$(156,783)	$(176,494)
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(125)	291	249	705
Net unrealized (losses) gains on marketable investment securities	$(125)	$291	$249	$705
Foreign currency translation adjustments	(1,559)	362	(1,042)	567
Comprehensive loss	$(76,877)	$(85,911)	$(157,576)	$(175,222)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(156,783)	$(176,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	26,421	28,347
Amortization of investment premium	533	1,926
Amortization of deferred financing costs	754	694
Depreciation	2,428	1,874
Loss on disposal of fixed assets	1,331	-
Accretion of debt discount	6,869	6,317
Unrealized loss on investments	249	-
Changes in operating assets:
Prepaid expenses and other current assets	(3,004)	(5,671)
Accounts receivable	(3,008)	(4,104)
Inventory	(2,333)	(403)
Security deposits	7,468	-
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(15,171)	7,709
Long-term other liabilities	(865)	6,540
Interest payable	-	208
Deferred revenue	(1,210)	252
Net cash used in operating activities	(136,321)	(132,805)
Cash flows from investing activities:
Purchases of investment securities	(294,537)	(80,698)
Refund of security deposits	-	970
Sales of investment securities	178,041	236,913
Purchases of equipment, leasehold improvements, and furniture and fixtures	(45)	(8,238)
Net cash (used in) provided by investing activities	(116,541)	148,947
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	261,357	-
Proceeds from exercise of options, net	486	1,647
Net cash provided by financing activities	261,843	1,647
Effect of exchange rate changes	(1,274)	567
Net increase in cash and cash equivalents	7,707	18,356
Cash and cash equivalents – beginning of period	70,013	43,675
Cash and cash equivalents – end of period	$77,720	$62,031

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Overview of Business

Intercept Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases, including primary biliary cholangitis (“PBC”), nonalcoholic steatohepatitis (“NASH”), primary sclerosing cholangitis (“PSC”) and biliary atresia. The Company currently has one marketed product, Ocaliva (obeticholic acid or “OCA”). Founded in 2002 in New York, the Company has operations in the United States, Europe and Canada.

2.	Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2018. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

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

Revenue Recognition

Product Revenue, Net

The Company commenced its commercial launch of Ocaliva for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and the Company commenced its European commercial launch in January 2017. Since January 2017, Ocaliva has also received regulatory approval in several of the Company’s target markets outside the United States and Europe, including Canada, Israel and Australia. The Company sells Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as the Company’s customers.

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

The Company re-evaluated its revenue recognition policy in the third quarter of 2017, which included the accumulation and review of customer-related transactions since the Company’s commercial launch in the second quarter of 2016. The Company concluded it had accumulated sufficient data to reasonably estimate product returns and, therefore, began to recognize revenue at the time of shipment to its customers (sell-in basis). During the third quarter of 2017, the Company recorded an adjustment related to this change in estimate to recognize previously deferred revenue. The net effect was an increase in net sales of Ocaliva of $4.1 million for the nine months ended September 30, 2017. The Company also established a new reserve of $0.7 million during the third quarter of 2017 related to future returns from its customers.

Effective January 1, 2018, the Company began recognizing revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Under ASC 606, the Company has written contracts with each of its customers that have a single performance obligation – to deliver products upon receipt of a customer order – and these obligations are satisfied when delivery occurs and the customer receives Ocaliva. The Company evaluates the creditworthiness of each of its customers to determine whether collection is reasonably assured. The Company estimates variable revenue by calculating gross product revenues based on the wholesale acquisition cost that the Company charges its customers for Ocaliva, and then estimating its net product revenues by deducting (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, and (iii) estimated costs of incentives offered to certain indirect customers including patients.

Trade Allowances

The Company provides invoice discounts on Ocaliva sales to certain of its customers for prompt payment and records these discounts as a reduction to gross product revenues. These discounts are based on contractual terms.

Rebates and Discounts

The Company contracts with Centers for Medicare & Medicaid Services (“CMS”) and other government agencies to make Ocaliva available to eligible patients. As a result, the Company estimates any rebates and discounts and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs. These estimates are recorded in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for PBC patients who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. The Company estimates the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations and are recorded in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), and subsequently issued modifications or clarifications in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 and the related guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five-step process for evaluating contracts and determining revenue recognition. In addition, new and enhanced disclosures are required. Companies may adopt the new standard using either the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018, using the modified retrospective approach, applied only to contracts that were not completed as of January 1, 2018.

In January 2016, FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-01 on January 1, 2018 and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a stock-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company adopted ASU 2017-09 on January 1, 2018 and its adoption did not have a material impact on the consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating ASC Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures, but does not expect it to have a significant impact.

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures.

4.	Significant Agreements

Sumitomo Dainippon Pharma Co., Ltd.

In March 2011, the Company entered into an exclusive license agreement (the “Original License Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which the Company granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). The Company received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original License Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid the Company a $1.0 million upfront fee in connection therewith. In February 2018, the Company and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original License Agreement (as amended, the “License Agreement”). Pursuant to the Sumitomo Amendment, (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) the Company agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, the Company and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to the Company or terminate the License Agreement. As of June 30, 2018, the Company had achieved $6.0 million of development milestones under the License Agreement. The Company may be eligible to receive additional milestone payments under the License Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan). Sumitomo Dainippon is responsible for the costs of developing and commercializing OCA in its territory.

The Company has concluded that Sumitomo Dainippon does not represent a customer of the Company, and therefore the License Agreement is outside of the scope of ASC 606. The Company has accounted, and continues to account, for this agreement under the legacy accounting guidance. Under ASC 605, the Company evaluated this agreement and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this agreement include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. The development period is currently estimated as continuing through June 2020 and, as such, the $15.0 million upfront payment is being recognized ratably over this period. During the three months ended June 30, 2018 and 2017, the Company recorded licensing revenue of approximately $0.4 million and $0.4 million, respectively, under this agreement. During the six months ended June 30, 2018 and 2017, the Company recorded licensing revenue of approximately $1.2 million and $0.9 million, respectively, under this agreement. Included in licensing revenue for the six months ended June 30, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that the Company received under the Original License Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea.

The Company recognizes milestone payments when the associated milestones are achieved. As of June 30, 2018, and December 31, 2017, the Company had recorded deferred revenues of $3.2 million and $4.5 million, respectively, under this agreement.

5.	Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$77,720	$-	$-	$77,720
Investment securities:
Commercial paper	84,031	-	(75)	83,956
Corporate debt securities	371,623	-	(932)	370,691
U.S. government and agency securities	5,996	-	(25)	5,971
Total investments	461,650	-	(1,032)	460,618
Total cash, cash equivalents and investments	$539,370	$-	$(1,032)	$538,338

	As of December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$70,013	$-	$-	$70,013
Investment securities:
Commercial paper	2,986	-	(3)	2,983
Corporate debt securities	333,958	-	(752)	333,206
U.S. government and agency securities	8,743	-	(28)	8,715
Total investments	345,687	-	(783)	344,904
Total cash, cash equivalents and investments	$415,700	$-	$(783)	$414,917

As of June 30, 2018, the Company held a total of fifteen positions that were in a continuous unrealized loss position for more than twelve months. The Company has determined that the unrealized losses are deemed to be temporary impairments as of June 30, 2018. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other-than-temporarily impaired at June 30, 2018.

6.	Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	June 30, 2018	December 31, 2017
		(In thousands)
Office equipment and software	3	$3,967	$5,048
Leasehold improvements	Over life of lease	14,429	14,665
Furniture and fixtures	7	3,895	5,257
Subtotal		22,291	24,970
Less: accumulated depreciation		(9,838)	(8,786)
Fixed assets, net		$12,453	$16,184

7.	Inventory, Net

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Work-in-process	$5,627	$3,249
Finished goods	186	231
Inventory, net	$5,813	$3,480

8.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Accounts payable	$9,351	$6,965
Accrued contracted services	43,481	51,154
Accrued employee compensation	15,236	27,118
Other liabilities	11,538	9,540
Accounts payable, accrued expenses and other liabilities	$79,606	$94,777

9.	Fair Value Measurements

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

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2018
Assets:
Money market funds (included in cash and cash equivalents)	$44,941	$44,941	$-	$-
Available for sale securities:
Commercial paper	83,956	-	83,956	-
Corporate debt securities	370,691	-	370,691	-
U.S. government and agency securities	5,971	-	5,971	-
Total financial assets:	$505,559	$44,941	$460,618	$-

December 31, 2017
Assets:
Money market funds (included in cash and cash equivalents)	$13,361	$13,361	$-	$-
Available for sale securities:
Commercial paper	2,983	-	2,983	-
Corporate debt securities	333,206	-	333,206	-
U.S. government and agency securities	8,715	-	8,715	-
Total financial assets	$358,265	$13,361	$344,904	$-

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	June 30, 2018	December 31, 2017
	(In thousands)
Due in one year or less	$379,737	$282,159
Due after 1 year through 2 years	80,881	62,745
Total investments in debt securities	$460,618	$344,904

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

10.	Long-Term Debt

Debt, net of discounts and deferred financing costs, consists of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Long-term debt	$363,300	$355,677
Less current portion	-	-
Long-term debt outstanding	$363,300	$355,677

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

Interest expense was $7.6 million and $7.3 million for the three months ended June 30, 2018 and 2017, respectively, and $15.1 million and $14.5 million for the six months ended June 30, 2018 and 2017, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $7.5 million and $7.5 million as of June 30, 2018 and December 31, 2017, respectively. The Company recorded debt issuance costs of $12.4 million, which are being amortized using the effective interest method. As of June 30, 2018, $9.7 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in long-term debt, in accordance with ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” As of June 30, 2018, $460.0 million aggregate principal amount of the Convertible Notes was outstanding.

11.	Product Revenue, Net

The Company recognized net sales of Ocaliva of $43.2 million and $30.4 million for the three months ended June 30, 2018 and 2017, respectively, and $78.3 million and $51.0 million for the six months ended June 30, 2018 and 2017, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Product revenue, net:
U.S.	$34,500	$27,876	$63,013	$47,653
ex-U.S.	8,669	2,565	15,314	3,391
Total product revenue, net	$43,169	$30,441	$78,327	$51,044

12.	Stockholders’ Equity

On April 9, 2018, the Company issued and sold (i) 2,695,313 shares of common stock in a registered public offering (including 351,563 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $64.00 per share (the “Public Offering”) and (ii) 1,562,500 shares of common stock (the “Private Placement Shares”) in a private placement (the “Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended, at a purchase price per share equivalent to the price to the public set in the Public Offering and pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) that the Company entered into with the purchasers in the Concurrent Private Placement (the “Private Placement Purchasers”). Pursuant to the Securities Purchase Agreement, the Company granted to the Private Placement Purchasers certain registration rights requiring the Company, upon request of the Private Placement Purchasers (and/or certain affiliate transferees thereof) on or after June 5, 2018 and subject to certain terms and conditions, to register the resale by such Private Placement Purchasers (and/or such affiliates) of the Private Placement Shares held by them. As of the date of this Quarterly Report on Form 10-Q, no Private Placement Purchaser has exercised any such registration rights.

The net proceeds to the Company from the Public Offering and the Concurrent Private Placement were approximately $261.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $11.1 million.

13.	Stock Compensation

The Company’s 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of its initial public offering in October 2012. At the same time, the Company’s 2003 Stock Incentive Plan (“2003 Plan”) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

On January 1, 2018, the number of shares available for issuance under the 2012 Plan increased by 1,010,693 shares, as a result of the automatic increase provisions thereof.

The estimated fair value of the options granted in the six months ended June 30, 2018 was determined utilizing the Black-Scholes option-pricing model at the date of grant. The fair value of the restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted in the six months ended June 30, 2018 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance stock units (“PSUs”) and performance share awards (“PSAs”) granted in the six months ended June 30, 2018 was determined utilizing the Monte Carlo pricing model.

The following table summarizes stock option activity during the six months ended June 30, 2018:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Shares	Average	Contractual	Intrinsic Value
	(In thousands)	Exercise Price	Term (years)	(In thousands)
Outstanding at December 31, 2017	1,808	$114.70	7.4	$14,648
Granted	648	$61.18	-	$-
Exercised	(19)	$25.04	-	$-
Cancelled/forfeited	(205)	$109.26	-	$-
Expired	(140)	$175.22	-	$-
Outstanding at June 30, 2018	2,092	$94.17	7.6	$39,796
Expected to vest	1,101	$86.12	9.1	$15,590
Exercisable	986	$103.15	6.0	$24,206

As of June 30, 2018, there was approximately $48.4 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 1.5 years.

The fair value of the Company's option awards were estimated using the assumptions below:

Six Months Ended June 30,
	2018	2017
Volatility	60.9 - 73.3	60.9 - 65.4%
Expected term (in years)	6.0 - 6.0	6.0 - 9.9
Risk-free rate	1.8 - 2.7%	1.8 - 2.4%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, RSA, PSU and PSA activity during the six months ended June 30, 2018:

		Weighted
	Number of	Average Fair
	Awards	Value
	(In thousands)
Non-vested shares outstanding, December 31, 2017	493	$113.60
Granted	557	$61.68
Vested	(134)	$127.56
Forfeited	(102)	$96.86
Non-vested shares outstanding, June 30, 2018	814	$77.44

As of June 30, 2018, there was approximately $54.6 million of total unrecognized compensation expense related to unvested RSUs, RSAs, PSUs and PSAs, which is expected to be recognized over a weighted average period of 1.6 years.

During the six months ended June 30, 2018, the Company granted a total of 51,200 PSUs and 4,300 PSAs to certain of the Company’s executive officers. The performance criterion for such PSUs and PSAs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award.  The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PSUs and PSAs. The Company recorded approximately $637,000 of stock-based compensation related to such PSUs and PSAs during the six months ended June 30, 2018.

The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited. The Company has in the past, and may in the future, grant performance-based awards with vesting terms based on the achievement of specified goals. To the extent such awards do not contain a market condition, the Company recognizes no expense until achievement of the performance requirement is deemed probable.

Stock-based compensation expense has been reported in our condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Selling, general and administrative	$10,763	$9,915	$19,439	$18,889
Research and development	3,353	4,371	6,982	9,458
Total stock-based compensation	$14,116	$14,286	$26,421	$28,347

14.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Historical net loss per share
Numerator:
Net loss	$(75,193)	$(86,564)	$(156,783)	$(176,494)
Denominator:
Weighted average shares used in calculating net loss per share - basic and diluted	29,199	25,028	27,265	24,980

Net loss per share:
Basic and diluted	$(2.58)	$(3.46)	$(5.75)	$(7.07)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Convertible Notes	2,316	2,316	2,316	2,316
Options	2,092	1,870	2,092	1,870
Restricted stock units	417	497	417	497
Total	4,825	4,683	4,825	4,683

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

OCA was approved in the United States in May 2016 for use in patients with primary biliary cholangitis (“PBC”), under the brand name Ocaliva® (obeticholic acid). OCA is a bile acid analog, a chemical substance that has a structure based on a naturally occurring human bile acid, that selectively binds to and activates the farnesoid X receptor. We believe OCA has broad liver-protective properties and may effectively counter a variety of chronic insults to the liver that cause fibrosis, or scarring, which can eventually lead to cirrhosis, liver transplant and death. We commenced sales and marketing of Ocaliva in the United States shortly after receiving marketing approval, and Ocaliva is now available to patients primarily through a network of specialty pharmacy distributors. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. We have submitted dossiers and obtained, or are otherwise being reviewed for, reimbursement from a number of national authorities in the European Union. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. We are also pursuing marketing authorization for OCA for PBC in other target markets.

We are currently evaluating our future development strategy for OCA for other indications, including a variety of other progressive non-viral liver diseases such as nonalcoholic steatohepatitis (“NASH”), primary sclerosing cholangitis (“PSC”) and biliary atresia.

OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. We completed enrollment of the interim analysis cohort for the REGENERATE trial in 2017 and anticipate top-line results from the interim analysis in the first half of 2019. We have also completed a Phase 2 clinical trial, known as the CONTROL trial, the goal of which was to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We announced that this trial met its primary endpoint in July 2017. We continue to work towards expanding our overall NASH development program with additional trials and studies, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial.

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

Recent Developments

Public Offering and Concurrent Private Placement

In April 2018, we issued and sold (i) 2,695,313 shares of common stock in a registered public offering (including 351,563 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $64.00 per share (the “Public Offering”) and (ii) 1,562,500 shares of common stock (the “Private Placement Shares”) in a private placement (the “Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended, at a purchase price per share equivalent to the price to the public set in the Public Offering and pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) that we entered into with the purchasers in the Concurrent Private Placement (the “Private Placement Purchasers”). Pursuant to the Securities Purchase Agreement, we granted to the Private Placement Purchasers certain registration rights requiring us, upon request of the Private Placement Purchasers (and/or certain affiliate transferees thereof) on or after June 5, 2018 and subject to certain terms and conditions, to register the resale by such Private Placement Purchasers (and/or such affiliates) of the Private Placement Shares held by them. As of the date of this Quarterly Report on Form 10-Q, no Private Placement Purchaser has exercised any such registration rights.

We received net proceeds from the Public Offering and the Concurrent Private Placement of approximately $261.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $11.1 million.

Financial Overview

Revenue

We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. We sell Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as our customers.

Effective January 1, 2018, we began recognizing revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when the company satisfies a performance obligation

Product Revenue, Net

We provide the right of return to our customers for unopened product for a limited time before and after its expiration date. Prior to July 2017, given our limited sales history for Ocaliva and the inherent uncertainties in estimating product returns, we determined that the shipments of Ocaliva made to our customers did not meet the criteria for revenue recognition at the time of shipment. Accordingly, we recognized revenue when the product was sold through by our customers, provided all other revenue recognition criteria were met. We invoiced our customers upon shipment of Ocaliva to them and recorded accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. We then recognized revenue when Ocaliva was sold through as specialty pharmacies dispensed product directly to the patients (sell-through basis). We re-evaluated our revenue recognition policy in the third quarter of 2017, which included the accumulation and review of customer-related transactions since our commercial launch in the second quarter of 2016. We concluded we had accumulated sufficient data to reasonably estimate product returns and, therefore, began to recognize revenue at the time of shipment to our customers (sell-in basis). During the third quarter of 2017, we recorded an adjustment related to this change in estimate to recognize previously deferred revenue. The net effect was an increase in net sales of Ocaliva of $4.1 million for the nine months ended September 30, 2017. We also established a new reserve of $0.7 million during the third quarter of 2017 related to future returns from our customers.

Under ASC 606, we have written contracts with each of our customers that have a single performance obligation – to deliver products upon receipt of a customer order – and these obligations are satisfied when delivery occurs and the customer receives Ocaliva. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. We estimate variable revenue by calculating gross product revenues based on the wholesale acquisition cost that we charge our customers for Ocaliva, and then estimating our net product revenues by deducting (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, and (iii) estimated costs of incentives offered to certain indirect customers including patients.

We recognized net sales of Ocaliva of $43.2 million and $30.4 million for the three months ended June 30, 2018 and 2017, respectively, and $78.3 million and $51.0 million for the six months ended June 30, 2018 and 2017, respectively.

Licensing Revenue

In March 2011, we entered into an exclusive license agreement (the “Original License Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which we granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). We received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original License Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid us a $1.0 million upfront fee in connection therewith. In February 2018, we and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original License Agreement (as amended, the “License Agreement”), pursuant to which (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) we agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, we and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to us or terminate the License Agreement. As of June 30, 2018, we had achieved $6.0 million of development milestones under the License Agreement. We may be eligible to receive additional milestone payments under the License Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan).

For accounting purposes, the upfront payments were recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. For the six months ended June 30, 2018 and 2017, we recognized $1.2 million and $0.9 million, respectively, in licensing revenue related to the amortization of upfront payments under the License Agreement. Included in licensing revenue for the six months ended June 30, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that we received under the Original License Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea. We anticipate that we will recognize revenue of approximately $1.6 million per year through June 2020, related to the amortization of upfront payments under the License Agreement.

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative expenses as a result of, among other initiatives, the launch and commercialization of Ocaliva for PBC in the United States, Europe and our other target markets, the preparation for the potential commercialization of OCA for NASH, if approved, and our other future approved products, if any, the build-out of our general and administrative infrastructure in the United States and abroad and our operations as a public company.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including conducting preclinical studies and clinical trials, pursuing regulatory approvals and engaging in other product development activities. We recognize research and development expenses as they are incurred.

We have incurred and expect to continue to incur significant research and development expenses as a result of, among other initiatives, our clinical development programs for OCA for PBC and NASH, our other earlier stage research programs and our regulatory approval efforts.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Dollar Change
	2018	2017
	(In thousands)
Revenue:
Product revenue, net	$43,169	$30,441	$12,728
Licensing revenue	406	446	(40)
Total revenue	43,575	30,887	12,688
Operating expenses:
Cost of sales	713	279	434
Selling, general and administrative	65,224	66,925	(1,701)
Research and development	47,415	44,192	3,223
Total operating expenses	113,352	111,396	1,956
Operating loss	(69,777)	(80,509)	10,732
Other income (expense):
Interest expense	(7,589)	(7,279)	(310)
Other income, net	2,173	1,224	949
	(5,416)	(6,055)	639
Net loss	$(75,193)	$(86,564)	$11,371

Revenues

Product revenue, net was $43.2 million and $30.4 million for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, product revenue, net was comprised of U.S. Ocaliva net sales of $34.5 million and $27.9 million, respectively, and ex-U.S. Ocaliva net sales of $8.7 million and $2.6 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the three months ended June 30, 2018 and 2017, licensing revenue was approximately $0.4 million and $0.4 million, respectively, in each case, related to the amortization of upfront payments under the License Agreement.

Cost of sales

Cost of sales was $0.7 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. Prior to the FDA’s approval of Ocaliva, we expensed costs related to the manufacturing and buildup of our Ocaliva commercial launch supplies. As a result, our cost of sales for the quarters ended June 30, 2018 and 2017 included only packaging and labeling expenses incurred during the quarter. We expect our cost of sales to remain negligible until the previously expensed supplies of Ocaliva are sold.

Selling, general and administrative expenses

Selling, general and administrative expenses were $65.2 million and $66.9 million for the three months ended June 30, 2018 and 2017, respectively. The $1.7 million net decrease between periods is primarily due to a decrease in consultant spend of $3.2 million and a decrease of $3.7 million in legal and other expenses. The decrease was partially offset by an increase in personnel-related costs of $3.9 million to support our continued commercial and international initiatives, a net increase of $0.8 million related to commercialization, market research and medical affairs activities and a loss related to sub-leases and disposal of fixed assets of $0.5 million.

Research and development expenses

Research and development expenses were $47.4 million and $44.2 million for the three months ended June 30, 2018 and 2017, respectively, representing a net increase of $3.2 million. The net increase in research and development expenses primarily reflects increases in OCA research and development activities of approximately $9.1 million, partially offset by decreased expenses of approximately $3.4 million in compensation-related costs and $2.5 million in other costs.

Interest expense

Interest expense was $7.6 million and $7.3 million for the three months ended June 30, 2018 and 2017, respectively, in each case, related to the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “Convertible Notes”) that we issued in July 2016.

Other income, net

Other income, net was $2.2 million and $1.2 million in the three months ended June 30, 2018 and 2017, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment securities.

Income taxes

For the three months ended June 30, 2018 and 2017, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Dollar Change
	2018	2017
	(In thousands)
Revenue:
Product revenue, net	$78,327	$51,044	$27,283
Licensing revenue	1,211	891	320
Total revenue	79,538	51,935	27,603
Operating expenses:
Cost of sales	993	376	617
Selling, general and administrative	127,691	128,007	(316)
Research and development	96,087	88,024	8,063
Total operating expenses	224,771	216,407	8,364
Operating loss	(145,233)	(164,472)	19,239
Other income (expense):
Interest expense	(15,098)	(14,486)	(612)
Other income, net	3,548	2,464	1,084
	(11,550)	(12,022)	472
Net loss	$(156,783)	$(176,494)	$19,711

Revenues

Product revenue, net was $78.3 million and $51.0 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, product revenue, net was comprised of U.S. Ocaliva net sales of $63.0 million and $47.7 million, respectively, and ex-U.S. Ocaliva net sales of $15.3 million and $3.4 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the six months ended June 30, 2018 and 2017, licensing revenue was approximately $1.2 million and $0.9 million, respectively, in each case, related to the amortization of upfront payments under the License Agreement. The increase in licensing revenue related to the accelerated recognition of certain upfront payments under the License Agreement resulting from the Sumitomo Amendment, which was entered into in the first quarter of 2018.

Cost of sales

Cost of sales was $1.0 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. Prior to the FDA’s approval of Ocaliva, we expensed costs related to the manufacturing and buildup of our Ocaliva commercial launch supplies. As a result, our cost of sales for the six months ended June 30, 2018 and 2017 included only packaging and labeling expenses incurred during the period. We expect our cost of sales to remain negligible until the previously expensed supplies of Ocaliva are sold.

Selling, general and administrative expenses

Selling, general and administrative expenses were $127.7 million and $128.0 million for the six months ended June 30, 2018 and 2017, respectively. The $0.3 million net decrease between periods is primarily due to a net decrease of $3.5 million related to commercialization, market research and medical affairs activities, a decrease in consultant spend of $1.8 million and a net decrease of $2.7 million in legal and other expenses, partially offset by a loss related to sub-leases and disposal of fixed assets of $1.8 million and an increase in personnel-related costs of $5.9 million to support our commercial and international initiatives.

Research and development expenses

Research and development expenses were $96.1 million and $88.0 million for the six months ended June 30, 2018 and 2017, respectively, representing a net increase of $8.1 million. The net increase in research and development expenses primarily reflects increases in OCA research and development activities of approximately $19.3 million, partially offset by decreased expenses of approximately $7.9 million in compensation-related costs and $3.3 million in other costs.

Interest expense

Interest expense was $15.1 million and $14.5 million for the six months ended June 30, 2018 and 2017, respectively, in each case, related to the Convertible Notes.

Other income, net

Other income, net was $3.5 million and $2.5 million in the six months ended June 30, 2018 and 2017, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment securities.

Income taxes

For the six months ended June 30, 2018 and 2017, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(136,321)	$(132,805)
Investing activities	(116,541)	148,947
Financing activities	261,843	1,647
Effect of exchange rate changes	(1,274)	567
Net (decrease) increase in cash and cash equivalents	7,707	18,356

Operating Activities. Net cash used in operating activities of approximately $136.3 million during the six months ended June 30, 2018 was primarily a result of our $156.8 million net loss and a net decrease in operating assets and liabilities of $18.1 million, partially offset by $26.4 million in stock-based compensation, $6.9 million for accretion of the discount on the Convertible Notes, $0.5 million for the amortization of investment premium, $1.3 million for the loss on disposal of fixed assets and $2.4 million of depreciation.

Net cash used in operating activities of approximately $132.8 million during the six months ended June 30, 2017 was primarily a result of our $176.5 million net loss, partially offset by a net increase in operating assets and liabilities of $4.5 million, $28.3 million in stock-based compensation, $6.3 million for accretion of the discount on the Convertible Notes, $1.9 million for the amortization of investment premium and $1.9 million of depreciation.

Investing Activities.  For the six months ended June 30, 2018, net cash used in investing activities primarily reflects the purchase of investment securities of $294.5 million, partially offset by the sale of investment securities of $178.0 million.

For the six months ended June 30, 2017, net cash provided by investing activities primarily reflects the sale of investment securities of $236.9 million, partially offset by the purchase of investment securities of $80.7 million and $8.2 million of capital expenditures related to the build out of our new corporate office.

Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2018 consisted primarily of net proceeds from the Public Offering and Concurrent Private Placement of $261.4 million and $0.5 million from the exercise of options to purchase common stock.

Net cash provided by financing activities in the six months ended June 30, 2017 consisted primarily of $1.6 million from the exercise of options to purchase common stock.

Future Funding Requirements

As of June 30, 2018, we had $538.3 million in cash, cash equivalents and investment securities. We currently expect to incur significant operating expenses in the fiscal year ending December 31, 2018. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

•	our ability to successfully commercialize Ocaliva for PBC;
•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;
•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;
•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
•	any potential side effects associated with Ocaliva for PBC or our product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;
•	our ability to identify, develop and commercialize our products and product candidates;
•	our ability to obtain and maintain intellectual property protection for our products and product candidates;
•	our ability to successfully commercialize our product candidates, if approved;
•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
•	the degree of market acceptance of Ocaliva for PBC and, if approved, our product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;
•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing drugs or new drugs that become available;
•	our ability to prevent system failures, data breaches or violations of data protection laws;
•	costs and outcomes relating to any securities, intellectual property, employment, product liability or other litigation;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;
•	our use of cash and short-term investments;
•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
•	our ability to obtain and maintain adequate insurance coverage; and
•	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates and there have been no material changes to our market risk from that disclosed under the caption “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

On September 27, 2017, a purported shareholder class action, initially styled DeSmet v. Intercept Pharmaceuticals, Inc., et al, was filed in the United States District Court for the Southern District of New York, naming us and certain of our officers as defendants. The Court appointed lead plaintiffs in the lawsuit on June 1, 2018, and the lead plaintiffs filed an amended complaint on July 31, 2018, captioned Hou Liu and Amy Fu v. Intercept Pharmaceuticals, Inc., et al. The lead plaintiffs claim to be suing on behalf of anyone who purchased or otherwise acquired our common stock between June 9, 2016 and September 20, 2017. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in our public disclosures during the period from June 9, 2016 to September 20, 2017, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding Ocaliva dosing, use and pharmacovigilance-related matters, as well as our operations, financial performance and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages. On January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as those set forth in the securities case. On December 1, 2017, a purported shareholder demand was made on the Company based on substantially the same allegations as those set forth in the securities case.

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

In May 2018, we received a subpoena from the SEC requesting information in connection with our patient assistance program and certain of our commercial activities. The SEC’s letter enclosing the subpoena states that the investigation and the subpoena do not mean that we or anyone else has broken the law, or that the SEC has a negative opinion of any person, entity or security. We are cooperating fully with the SEC in this matter. At this time, we are unable to predict whether any proceeding may be instituted in connection with the subpoena, or the outcome of any such proceeding, if instituted.

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

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. As such, there is significant uncertainty in the degree of market acceptance that Ocaliva will have for PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimates but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva for PBC will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva for PBC. Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including the completion of our Phase 4 COBALT trial, may materially and adversely impact the commercial results and potential of Ocaliva for PBC. See “—Risks Related to the Commercialization of Our Products” and “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” below.

As a result, it is uncertain whether Ocaliva net sales for PBC will in the future sustain our operations and it may take a significant amount of time before Ocaliva net sales for PBC sustain our operations even if Ocaliva becomes accepted as a therapy for PBC. Furthermore, Ocaliva may not receive regulatory approval for PBC in jurisdictions beyond those in which it is currently approved, which may also limit our prospects. If the commercialization of Ocaliva for PBC is unsuccessful or perceived to be unsuccessful, the long-term prospects of Ocaliva for PBC, as well as the long-term prospects of our company, may be materially and adversely affected.

We have never been profitable. We expect to incur losses for the foreseeable future, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $360.4 million, $412.8 million and $226.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $156.8 million and $176.5 million for the six months ended June 31, 2018 and 2017, respectively. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements. At June 30, 2018, we had $538.3 million in cash, cash equivalents and investment securities.

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

As of June 30, 2018, we had $538.3 million in cash, cash equivalents and investment securities. We currently expect to incur significant operating expenses in the fiscal year ending December 31, 2018. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

•	our ability to successfully commercialize Ocaliva for PBC;

•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;

•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;

•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;

•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

•	any potential side effects associated with Ocaliva for PBC or our product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;

•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;

•	our ability to identify, develop and commercialize our products and product candidates;

•	our ability to obtain and maintain intellectual property protection for our products and product candidates;

•	our ability to successfully commercialize our product candidates, if approved;

•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;

•	the degree of market acceptance of Ocaliva for PBC and, if approved, our product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;

•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	competition from existing drugs or new drugs that become available;

•	our ability to prevent system failures, data breaches or violations of data protection laws;

•	costs and outcomes relating to any securities, intellectual property, employment, product liability or other litigation;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;

•	our need for and ability to obtain additional financing;

•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;

•	our use of cash and short-term investments;

•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;

•	our ability to obtain and maintain adequate insurance coverage; and

•	the other risks and uncertainties identified under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Unless and until we generate sufficient cash flow from sales of our products, including Ocaliva for PBC and, if approved, OCA for NASH, we expect to finance our future cash needs through public or private equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements, or a combination of these sources. Additional funding may not be available to us on acceptable terms, if at all.

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

We are a biopharmaceutical company with a limited operating history as a commercial organization. Prior to the launch and commercialization of Ocaliva for PBC, our operations were limited to developing our technology, undertaking preclinical studies and clinical trials of our product candidates and preparing for the commercial launch of Ocaliva for PBC. Other than Ocaliva for PBC, none of our other product candidates have received regulatory approval. Consequently, any predictions regarding our future success or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing approved products.

The commercialization of Ocaliva for an orphan disease such as PBC is, and will continue to be, expensive and time-consuming, and we cannot be certain that we will be able to generate sufficient revenues from sales of Ocaliva for PBC in our target markets to offset such costs. Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

•	our ability to successfully commercialize Ocaliva for PBC;

•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;

•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;

•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;

•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

•	any potential side effects associated with Ocaliva for PBC or our product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;

•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;

•	our ability to identify, develop and commercialize our products and product candidates;

•	our ability to obtain and maintain intellectual property protection for our products and product candidates;

•	our ability to successfully commercialize our product candidates, if approved;

•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;

•	the degree of market acceptance of Ocaliva for PBC and, if approved, our product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;

•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	competition from existing drugs or new drugs that become available;

•	our ability to prevent system failures, data breaches or violations of data protection laws;

•	costs and outcomes relating to any securities, intellectual property, employment, product liability or other litigation;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;

•	our need for and ability to obtain additional financing;

•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;

•	our use of cash and short-term investments;

•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;

•	our ability to obtain and maintain adequate insurance coverage; and

•	the other risks and uncertainties identified under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The development, testing, manufacture, labeling, packaging, storage, approval, promotion, advertising, distribution, marketing and export and import, among other things, of our products and product candidates are subject to extensive regulation by the FDA in the United States, the EMA in Europe and various regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of an NDA, from the FDA, or a Marketing Authorization Application (“MAA”), from the EMA, respectively. Currently, our ability to generate product sales depends on the successful marketing of Ocaliva for PBC in the jurisdictions in which it has received regulatory approval. In the future, our ability to generate product sales in addition to those of Ocaliva for PBC will depend on whether we are successful in obtaining regulatory approval of our other product candidates, including OCA for NASH.

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with ursodiol in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for OCA for PBC based on a reduction in alkaline phosphatase (“ALP”); however, an improvement in survival or disease-related symptoms has not yet been established. Continued approval of Ocaliva for PBC in the United States may be contingent upon the verification and description of clinical benefit in confirmatory trials. Our Phase 4 COBALT confirmatory outcomes trial may fail to show a clinical benefit for OCA for PBC or may not satisfy applicable regulatory requirements for other reasons. As specified by the applicable post-marketing requirements, our COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. Finally, we have agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

We commenced our commercial launch of Ocaliva for PBC in certain European countries in 2017 following the European Commission’s grant of conditional approval in December 2016. Our marketing authorization in the European Union is conditioned on the completion of the COBALT trial and a trial evaluating the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment.

Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia, and we are pursuing marketing approval of Ocaliva for PBC in certain other international markets. If obtained, continued approval of Ocaliva for PBC in such jurisdictions may be contingent upon the verification and description of clinical benefit in confirmatory trials.

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

There can be no assurance that OCA will receive marketing approval for PBC in jurisdictions where it has not yet been approved or for NASH in any jurisdiction, or that any of our other product candidates will receive marketing approval for any indication in any jurisdiction. We cannot predict whether our clinical trials and studies for our product candidates, including OCA for PBC, NASH or any other indication, will be successful, whether regulatory authorities will agree with our conclusions relating to the clinical trials and studies we conduct, or whether such regulatory authorities will require us to conduct additional clinical trials or studies. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis, we do not know if one pivotal clinical trial will be sufficient for marketing approval in the United States or if the FDA will approve OCA for NASH patients with liver fibrosis on an accelerated basis, or at all. The design of our Phase 3 REGENERATE trial differs in important ways from the Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”), a part of the National Institutes of Health. For example, the primary endpoint for the interim analysis for our Phase 3 REGENERATE trial may be achieved based on: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Furthermore, we selected a definition for NASH resolution that defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation. Our Phase 3 REGENERATE trial will also remain blinded after the interim analysis and continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis, if approved.

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

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even if the results of our pivotal clinical trials for a specific indication, such as our Phase 3 REGENERATE trial of OCA for non-cirrhotic NASH patients with liver fibrosis, are highly significant and reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our product candidate on an accelerated basis, or at all. It is also possible that any NDA we submit for regulatory approval in the United States will not be accepted by the FDA for review and, even if accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such NDA does not merit the approval of the product candidate. In such a case, the FDA may require that we conduct and/or complete additional clinical trials and preclinical studies before it will reconsider our application for approval.

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, we received accelerated approval for OCA for PBC in the United States, but must also conduct a clinical outcomes study with respect to OCA for PBC. Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial for PBC in December 2014 prior to the approval of Ocaliva for PBC. The COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. There can be no assurance that our COBALT trial or other trials conducted as part of our post-marketing obligations will confirm that the surrogate endpoint used for accelerated approval of Ocaliva for PBC will eventually show an adequate correlation with clinical outcomes. If any such trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC. Similarly, continued approval of any other product candidates approved based on a surrogate endpoint may be contingent upon the verification and description of clinical benefit in confirmatory trials.

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

Our ongoing Phase 3 REGENERATE trial of OCA for non-cirrhotic NASH patients with liver fibrosis incorporates an interim primary surrogate endpoint that may serve as the basis for a regulatory submission for accelerated approval in the United States and approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA for NASH are subject to similar risks as discussed above in relation to OCA for PBC. The primary endpoint in the Phase 2b FLINT trial of OCA for NASH patients was based on liver biopsy data and was defined as an improvement of two or more points in the Nonalcoholic Fatty Liver Disease Activity Score (“NAS”), with no worsening of liver fibrosis. In contrast, the primary endpoint for the interim analysis for our Phase 3 REGENERATE trial may be achieved based on: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Furthermore, we selected a definition for NASH resolution for the trial that defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation. We do not know if one pivotal clinical trial will be sufficient for marketing approval in the United States or if the FDA will approve OCA for NASH patients with liver fibrosis on an accelerated basis, or at all.

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

Although Ocaliva for PBC has received accelerated approval in the United States and conditional approval in the European Union, its full approval depends on the results of post-marketing clinical trials, including our Phase 4 COBALT trial. We cannot assure you that these trials will demonstrate a correlation of the surrogate endpoint therapeutic response in patients taking Ocaliva for PBC with a significant reduction in adverse clinical outcomes over time.

In December 2014, we received comprehensive datasets from the Phase 2b FLINT trial for the treatment of NASH, which met its primary endpoint with statistical significance. In October 2015, we announced that the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet its primary endpoint with statistical significance. In the Sumitomo Dainippon trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA treated patients compared to placebo who achieved the primary endpoint (p=0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The Sumitomo Dainippon Phase 2 trial involved different doses of OCA being administered to the trial subjects than those utilized in the Phase 2b FLINT trial. Furthermore, the baseline characteristics between the patients in the Japanese Phase 2 dose ranging trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial. While our Phase 3 REGENERATE trial is anticipated to enroll a predominantly Western NASH patient population, the results of the Phase 2b FLINT trial may not be replicated in our Phase 3 REGENERATE trial. In addition, since the design of our Phase 3 REGENERATE trial deviates in certain ways from that of the Phase 2b FLINT trial, there is a risk that the results of our Phase 3 REGENERATE trial will differ from the results of the Phase 2b FLINT trial. Even though OCA has been granted breakthrough therapy designation by the FDA, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for NASH patients with liver fibrosis on an accelerated or conditional basis, or at all. As a result, it may take longer than anticipated to initiate and complete our Phase 3 REGENERATE trial or our Phase 3 program in NASH for other patient subpopulations.

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

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that certain of these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a Dear Health Care Provider (“DHCP”) letter, and the FDA also subsequently issued its own safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In addition to the DHCP letter, we have taken actions to enhance education about appropriate use of Ocaliva. These initiatives include: reeducating physicians on the label, with a focus on ensuring appropriate dosing for patients with moderate or severe hepatic impairment; enhancing monitoring of patients for liver-related adverse reactions; and completing adjudication of all reported cases of serious liver injury, including in patients with no or mild hepatic impairment. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforce the existing dosing schedule for patients with Child-Pugh Class B or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and have engaged with relevant regulatory authorities, including the EMA, to ensure that the Ocaliva label in all applicable jurisdictions sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis. These events and any safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and lead to a loss of revenues.

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

In addition, our product candidates are being developed as potential treatments for severe, life threatening diseases and, as a result, our trials will necessarily be conducted in patient populations that will be more prone than the general population to exhibit certain disease states or adverse events. For example, our Phase 3 REVERSE trial in NASH patients with compensated cirrhosis has expanded our NASH development program into advanced patient populations in NASH and accordingly imposes certain eligibility requirements for uptitration, as well as certain monitoring requirements thereafter. Ocaliva is prescribed in patients suffering from various stages of PBC, which can be life threatening, and patients may suffer from other concomitant illnesses that may increase the likelihood of certain adverse events. It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to our product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our product candidates or approved products. We further cannot assure you that additional or more severe adverse side effects related to OCA or our other product candidates will not be observed in our future clinical trials or commercial use, which could delay or preclude regulatory approval of OCA or limit its commercial use.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product during the exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable that market exclusivity is no longer justified.

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

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that certain of these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a DHCP letter and the FDA also subsequently issued its own safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforce the existing dosing schedule for patients with Child-Pugh Class B or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and have engaged with relevant regulatory authorities, including the EMA, to ensure that the Ocaliva label in all applicable jurisdictions sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis. These events, the revised label, any future label changes that may be required by the FDA or other relevant regulatory authorities and any safety concerns associated with Ocaliva, perceived or real, may adversely affect our Ocaliva commercialization efforts and, consequently, our financial condition and results of operations.

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

In addition, third-party payors attempt to contain healthcare costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for drugs. As a result, they may not cover or provide adequate payment for our products. In addition, we may be required to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management’s time and our financial and other resources and our products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. The market for a drug depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Third-party payors may refuse to include a particular drug in their formularies or restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which the branded drug is approved. Due to there being no uniform policy of coverage and reimbursement in the United States among commercial payors, coverage and reimbursement for pharmaceutical products may differ significantly from payor to payor.

We do not know if Ocaliva will obtain and maintain broad acceptance from third-party payors in the jurisdictions in which it is or may in the future be approved. The coverage determination process is a time-consuming and costly process that requires us to provide scientific and clinical support for the use of Ocaliva for PBC to each payor separately, with no assurance that coverage will be obtained or maintained. If we are unable to obtain and maintain adequate coverage of Ocaliva from third-party payors, the adoption of Ocaliva by physicians and patients as a treatment for PBC may be limited. This in turn could affect our ability to successfully commercialize Ocaliva and adversely impact our profitability, results of operations, financial condition and future success.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States. Among other things, the purpose of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including recent tax legislation that removes the financial penalties for people who do not carry health insurance commencing in 2019 and an Executive Order signed in October 2017 by President Trump directing federal agencies to modify how the ACA is implemented. There is still uncertainty whether the ACA will undergo additional revisions, and we cannot predict the impact of any future modifications. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. We cannot predict the success of any such current or future federal or state legislative efforts.

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

In addition, the federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of drugs for which payment is available under certain federal healthcare programs annually to report information related to payments and other transfers of value to physicians and teaching hospitals, and physician ownership and investment interests.

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

Our third-party service providers generally are not prohibited from providing their services to other biopharmaceutical companies, including companies that currently or may in the future compete with us. For example, certain of our third-party service providers and consultants may be able to develop intellectual property to which we are not entitled under our agreements and that may eventually be used to develop products that compete with our products. Although we generally have confidentiality and non-disclosure agreements in place with our third-party service providers and consultants, such third parties may be able to provide services to other companies without violating the terms of our agreements. In addition, although we may seek to enter into non-compete arrangements with our key third-party service providers, such arrangements are difficult to negotiate and we may be unable to successfully enter into such arrangements.

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

Some of the pharmaceutical and biotechnology companies that we expect to compete with include Allergan plc, AstraZeneca plc, Acorda Therapeutics, Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., CymaBay Therapeutics, Inc., Dr. Falk Pharma GmbH, Durect Corporation, Enanta Pharmaceuticals, Inc., ENYO Pharma SAS, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead Sciences, Inc., GlaxoSmithKline plc, Immuron Limited, Islet Sciences, Inc., Madrigal Pharmaceuticals, Inc., Metacrine, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, Shire plc, Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. Bezafibrate, a fibrate that has not been approved for commercialization by the FDA and is only available outside of the United States, has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH. Genfit SA has an ongoing Phase 3 clinical trial of GFT505, a dual PPAR alpha/delta agonist, in NASH. Genfit is also studying GFT505 for the treatment of PBC. Gilead Sciences, Inc. is conducting two Phase 3 clinical trials in NASH patients of various disease severity with selonsertib, an inhibitor of the apoptosis signal-regulating kinase 1. Gilead Sciences, Inc. is also exploring additional studies in NASH for GS-0976, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases acquired from Nimbus Therapeutics, LLC, and an FXR agonist known as GS-9674. Gilead Sciences, Inc. is also studying a number of compounds in other liver diseases including PBC and PSC. Allergan plc has an ongoing Phase 3 clinical trial of cenicriviroc, an immunomodulator that blocks C-C chemokine receptor type 2 and type 5, for the treatment of NASH. A number of other companies have trials in PBC, NASH and other liver diseases we are targeting.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our and our strategic collaborators’ clinical trials and preclinical studies;

•	our ability to recruit and enroll patients for our clinical trials;

•	the efficacy, safety and reliability of Ocaliva and our other future approved products, if any;

•	the speed at which we develop our product candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	our ability to maintain productive relationships with regulatory authorities;

•	the timing and scope of regulatory approvals, if any;

•	our ability to commercialize and market Ocaliva and our other future approved products, if any;

•	the price of our products;

•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;

•	our ability to protect intellectual property rights related to our products;

•	our ability to manufacture and sell commercial quantities of any approved products to the market; and

•	acceptance of our products by physicians and other healthcare providers.

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

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva in certain jurisdictions in which it is approved, including the United States, Europe and Canada, using our internal commercial organization, as well as a contract sales organization, and may develop commercial infrastructure or utilize the services of third-party collaborators in other jurisdictions. In addition, under the License Agreement, Sumitomo Dainippon has an exclusive license to develop and commercialize OCA for the treatment of PBC and NASH in China (excluding Taiwan). Our international operations and business relationships subject us to additional risks that may materially adversely affect our business and ability to attain or sustain profitability, including:

•	the far-reaching anti-bribery and anti-corruption legislation in the United Kingdom, including the UK Bribery Act, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	differing regulatory requirements for drug approvals internationally and the inability to obtain necessary foreign regulatory, pricing or reimbursement approvals of products in a timely manner;

•	uncertainty regarding the collectability of accounts receivable;

•	difficulties in staffing and managing international operations;

•	potentially reduced protection for intellectual property rights;

•	potential third-party patent rights in countries outside of the United States;

•	the potential for so-called “parallel importing,” which is what occurs when a local seller opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;

•	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;

•	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;

•	compliance with tax, employment, immigration and labor laws for employees working or traveling abroad;

•	taxes in other countries;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other transactional risks incident to doing business in foreign countries;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

For example, we do not know the extent of the impact that Brexit will have on our business. As a result of Brexit, it is possible that Scotland and Northern Ireland may each conduct a referendum to decide whether to leave the United Kingdom. Furthermore, other European countries may seek to conduct referenda with respect to continuing membership in the European Union. We do not know to what extent these changes will impact our business. Our ability to continue to conduct our international operations out of the United Kingdom, where the headquarters for our international operations is located, may be materially and adversely affected.

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

Any significant impairment of our ability to sell products outside of the United States could adversely impact our business and financial results.

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

In May 2018, the General Data Protection Regulation (the “GDPR”) took effect in the European Union. The GDPR imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than previous EU data protection legislation. Although the GDPR applies across the European Union without the need for local implementing legislation, local data protection authorities retain the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Implementation of the GDPR and other changes in privacy and data protection laws or regulations could require changes to certain of our business practices, thereby increasing our costs. While we are actively employing the EU-U.S. Privacy Shield as a means to legitimize the transfer of personal information from the European Union and Switzerland to the United States, and are engaging in activities to comply with the GDPR requirements, we may be unsuccessful in these efforts.

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

We have significantly expanded our operations, including the size of our employee base, in recent years and expect to continue to grow as we pursue our future development strategy. As we advance our preclinical and clinical development programs for OCA and our other product candidates, seek regulatory approval in the United States and elsewhere and increase the number of ongoing product development programs, we will need to increase our product development, scientific and administrative headcount. We will also need to grow our commercial capabilities. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems currently in place may experience difficulty in adjusting to our growth and strategic focus.

In addition, in order to continue to meet our obligations as a public company and to support our anticipated longer-term growth, we will need to increase our general and administrative capabilities. We have also expanded our operations geographically and formed a number of subsidiaries outside of the United States. In addition to our U.S. offices, we have an office in London, which serves as the headquarters for our international operations, and regional offices in a number of other countries, and we may further expand our geographical footprint. Our management, personnel and systems currently in place may not be adequate to support this future growth. Furthermore, we may face a number of complexities, such as being subject to national collective bargaining agreements for employees, in some of the countries in which we operate.

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

We also have key scientific and clinical advisors and consultants who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us and such individuals typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA, the SEC or other domestic or foreign regulators, provide accurate information to the FDA, the SEC or other domestic or foreign regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations in the United States and abroad intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Misconduct and misappropriation of confidential information by our employees or third parties may also include improper trading in our securities, which may harm our reputation and result in enforcement actions against us. We have adopted a global code of business conduct and implemented a corporate compliance program, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with applicable laws or regulations. The outcome of any such investigation, action or lawsuit could have a significant negative impact on our business, including as a result of the imposition of significant fines or other sanctions. In addition, the institution of any such investigation, action or lawsuit could negatively impact the market price of our securities.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our products or product candidates and may have to limit or suspend their use.

The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval, such as Ocaliva for PBC, expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, healthcare providers or others. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of their merit or eventual outcome, product liability claims may result in:

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

Our insurance policies are expensive and only protect us from some business risks, which leave us exposed to significant uninsured liabilities.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other stock-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings in different jurisdictions, the outcome of audits or other examinations by the U.S. Internal Revenue Service and tax regulators in other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets and changes to our ownership or capital structure.

In late 2017, the United States enacted the Tax Cuts and Jobs Act of 2017, which significantly changed U.S. tax law, including by implementing a reduction in the corporate tax rate to 21%, moving from a worldwide tax system to a territorial system and imposing new or additional limitations on the deductibility of interest expense and executive compensation.

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

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering our products and product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, using our proprietary technologies or from marketing products that are very similar or identical to ours.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions, and the legal standards relating to the patentability, validity and enforceability of pharmaceutical patents are evolving. Changes in either the patent laws or in interpretations of patent laws in U.S. and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may issue from the applications we have filed or may file in the future or those that we may license from third parties. Additionally, our currently pending or future patent applications may not result in issued patents, and any term extensions that we seek may not be granted. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology or prevent third parties from marketing products that are similar or identical to ours.

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

Others have filed, and in the future, are likely to file, patent applications covering products and technologies that are similar or competitive to ours, or may be important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in infringement, interference, derivation, opposition or invalidity proceedings before U.S. or non-U.S. patent offices.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make compounds that are similar to our products or product candidates but that are not covered by the claims of our patents;

•	we might not have been the first to make the inventions covered by our patents or pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies, or may duplicate any of our technologies;

•	any patents that we obtain may not provide us with any competitive advantages or exclusivity in a particular product area or indication;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

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

Patents covering the composition of matter of OCA expire in 2022 at the earliest and 2033 at the latest if the appropriate maintenance renewal, annuity, or other government fees are paid. We expect that the other patents in the OCA portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2036. Without patent protection, including patent protection covering the composition of matter of our products and product candidates, our ability to stop others from using or selling our products and product candidates may be limited.

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

Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we have applied for an extension to the patent term for this patent in the United States through 2027. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we have applied for supplementary patent certification (“SPC”) to extend the patent term for this patent in the European Union through 2027. We have received grants of SPC in Austria, Denmark, Germany, Italy, Spain and Sweden and we expect to take similar actions in other jurisdictions and countries where similar regulations exist. In the event that we are unable to obtain any patent term extensions, the issued composition of matter patents for OCA are expected to expire in 2022 at the earliest and 2033 at the latest if the appropriate maintenance renewal, annuity, or other government fees are paid. We expect that the other patents in the OCA portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2036.

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

Trademark protection varies in accordance with local laws. Trademarks remain in force in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms. We cannot provide any assurances that any trademarks or service marks will be sufficient to prevent competitors from adopting similar names. The adoption of similar names by competitors could impede our ability to build brand identity and may lead to customer confusion, which could adversely affect our sales or profitability.

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

Under Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. Because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, we report lower net income in our financial results, which could adversely affect the market price of our common stock and the market price of the Convertible Notes.

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

In September 2017, a lawsuit and, in January 2018, a follow-on lawsuit were filed alleging that we and certain of our officers made material misrepresentations and/or omissions of material fact regarding Ocaliva dosing, use and pharmacovigilance-related matters, as well as our operations, financial performance and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages. While we believe that we have a number of valid defenses to the claims described above and intend to vigorously defend ourselves, the matters are in the early stages of litigation and no assessment can be made as to the likely outcome of the matters or whether they will be material to us.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section, elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, these factors include:

•	failure to successfully commercialize Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization or our inability to receive marketing approval for Ocaliva in other jurisdictions;

•	any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an investigational new drug application, NDA, MAA or comparable submission for any of our products or product candidates and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;

•	failure to successfully develop and commercialize OCA for indications other than PBC or any of our other product candidates;

•	inability to obtain adequate product supply of OCA or any of our other product candidates or the inability to do so at acceptable prices;

•	results of clinical trials of our competitors’ products and product candidates;

•	regulatory actions with respect to our products or product candidates or our competitors’ products or product candidates;

•	changes in laws or regulations applicable to our products or product candidates;

•	failure to meet or exceed financial projections or guidance we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	competition from existing products or new products that may emerge;

•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	additions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	significant legal disputes, investigations or proceedings involving us, including patent, stockholder or product liability litigation;

•	sales of our common stock by us, our insiders or our other stockholders;

•	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements, or prevent system failures, data breaches or violations of data protection laws;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic, industry and market conditions.

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

In addition, pursuant to the Securities Purchase Agreement, the Private Placement Purchasers have the right, subject to certain conditions, to require us to file a registration statement covering the sale of their shares of our common stock purchased in the Concurrent Private Placement. Once we register the offer and sale of these shares, the shares can be freely sold in the public market.

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

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Third Amendment to Lease, dated as of June 21, 2018, between the Registrant and Irvine Eastgate Office II LLC.

10.2	Second Amendment to Lease, dated as of June 22, 2018, between the Registrant and Legacy Yards Tenant LP.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017 (audited), (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Registrant under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

Date: August 7, 2018	By:	/s/ Mark Pruzanski
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer and Treasurer
(Principal Financial Officer)

