Form 10-Q
period 2018-09-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2018-11-01
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2018, there were 29,654,468 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

•	our ability to successfully commercialize Ocaliva for PBC;
•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;
•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;
•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
•	any potential side effects associated with Ocaliva for PBC, OCA for NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;
•	our ability to identify, develop and commercialize our products and product candidates;
•	our ability to obtain and maintain intellectual property protection for our products and product candidates;
•	our ability to successfully commercialize our product candidates, if approved;
•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
•	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for NASH or our other product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;
•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing drugs or new drugs that become available;
•	our ability to prevent system failures, data breaches or violations of data protection laws;
•	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;
•	our use of cash and short-term investments;
•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;

•	our ability to obtain and maintain adequate insurance coverage; and
•	the other risks and uncertainties identified under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART I

Item 1.

Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$59,382	$70,013
Investment securities, available-for-sale	429,711	344,904
Accounts receivable, net	22,080	16,501
Prepaid expenses and other current assets	17,745	16,889
Total current assets	528,918	448,307
Fixed assets, net	11,322	16,184
Inventory, net	7,475	3,480
Security deposits	9,238	16,376
Total assets	$556,953	$484,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$83,058	$94,777
Short-term interest payable	3,737	7,475
Short-term portion of deferred revenue	1,622	1,782
Total current liabilities	88,417	104,034
Long-term liabilities:
Long-term debt	367,233	355,677
Long-term other liabilities	4,278	5,578
Long-term portion of deferred revenue	1,216	2,672
Total liabilities	461,144	467,961
Stockholders’ equity:
Common stock par value $0.001 per share; 45,000,000 shares authorized; 29,654,468 and 25,172,678 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	30	25
Additional paid-in capital	1,788,205	1,486,690
Accumulated other comprehensive loss, net	(1,646)	(786)
Accumulated deficit	(1,690,780)	(1,469,543)
Total stockholders’ equity	95,809	16,386
Total liabilities and stockholders’ equity	$556,953	$484,347

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Product revenue, net	$46,581	$40,889	$124,908	$91,933
Licensing revenue	405	445	1,616	1,336
Total revenue	46,986	41,334	126,524	93,269

Operating expenses:
Cost of sales	519	172	1,512	548
Selling, general and administrative	56,812	61,356	184,503	189,363
Research and development	47,941	45,977	144,028	134,001
Total operating expenses	105,272	107,505	330,043	323,912
Operating loss	(58,286)	(66,171)	(203,519)	(230,643)

Other income (expense):
Interest expense	(7,671)	(7,354)	(22,769)	(21,840)
Other income, net	1,503	924	5,051	3,388
	(6,168)	(6,430)	(17,718)	(18,452)
Net loss	$(64,454)	$(72,601)	$(221,237)	$(249,095)

Net loss per common and potential common share:
Basic and diluted	$(2.18)	$(2.89)	$(7.89)	$(9.96)

Weighted average common and potential common shares outstanding:
Basic and diluted	29,615	25,104	28,057	25,021

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss	$(64,454)	$(72,601)	$(221,237)	$(249,095)
Other comprehensive loss:
Unrealized gains securities:
Unrealized holding gains arising during the period	368	409	119	1,114
Net unrealized gains on marketable investment securities	$368	$409	$119	$1,114
Foreign currency translation adjustments	63	488	(979)	1,055
Comprehensive loss	$(64,023)	$(71,704)	$(222,097)	$(246,926)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(221,237)	$(249,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	38,415	41,584
Amortization of investment premium	266	2,777
Amortization of deferred financing costs	1,144	1,052
Depreciation	3,551	3,256
Loss on disposal of fixed assets	1,331	-
Accretion of debt discount	10,412	9,576
Unrealized gain on investments	(119)	-
Changes in operating assets:
Prepaid expenses and other current assets	(856)	(4,924)
Accounts receivable	(5,579)	(5,361)
Inventory	(3,995)	(1,618)
Security deposits	7,138	-
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(11,719)	16,519
Long-term other liabilities	(1,300)	6,068
Interest payable	(3,738)	(3,530)
Deferred revenue	(1,616)	(5,247)
Net cash used in operating activities	(187,902)	(188,943)
Cash flows from investing activities:
Purchases of investment securities	(378,261)	(127,002)
Refund of security deposits	-	941
Sales of investment securities	293,307	398,543
Purchases of equipment, leasehold improvements, and furniture and fixtures	(45)	(10,102)
Net cash (used in) provided by investing activities	(84,999)	262,380
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	261,362	-
Proceeds from exercise of options, net	3,201	2,077
Payments of employee withholding taxes related to stock-based awards	(1,458)	-
Net cash provided by financing activities	263,105	2,077
Effect of exchange rate changes	(835)	1,055
Net (decrease) increase in cash and cash equivalents	(10,631)	76,569
Cash and cash equivalents – beginning of period	70,013	43,675
Cash and cash equivalents – end of period	$59,382	$120,244

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

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2018. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

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

Rebates and Discounts

The Company contracts with Centers for Medicare & Medicaid Services and other government agencies to make Ocaliva available to eligible patients. As a result, the Company estimates any rebates and discounts and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs. These estimates are recorded in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies certain disclosure requirements associated with fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements and related disclosures.

4.	Significant Agreements

Sumitomo Dainippon Pharma Co., Ltd.

In March 2011, the Company entered into an exclusive license agreement (the “Original License Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which the Company granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). The Company received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original License Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid the Company a $1.0 million upfront fee in connection therewith. In February 2018, the Company and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original License Agreement (as amended, the “License Agreement”). Pursuant to the Sumitomo Amendment, (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) the Company agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, the Company and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to the Company or terminate the License Agreement. As of September 30, 2018, the Company had achieved $6.0 million of development milestones under the License Agreement. The Company may be eligible to receive additional milestone payments under the License Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan). Sumitomo Dainippon is responsible for the costs of developing and commercializing OCA in its territory.

The Company has concluded that Sumitomo Dainippon does not represent a customer of the Company, and therefore the License Agreement is outside of the scope of ASC 606. The Company has accounted, and continues to account, for this agreement under the legacy accounting guidance. Under ASC 605, the Company evaluated this agreement and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this agreement include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. The development period is currently estimated as continuing through June 2020 and, as such, the $15.0 million upfront payment is being recognized ratably over this period. During the three months ended September 30, 2018 and 2017, the Company recorded licensing revenue of approximately $0.4 million and $0.4 million, respectively, under this agreement. During the nine months ended September 30, 2018 and 2017, the Company recorded licensing revenue of approximately $1.6 million and $1.3 million, respectively, under this agreement. Included in licensing revenue for the nine months ended September 30, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that the Company received under the Original License Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea.

The Company recognizes milestone payments when the associated milestones are achieved. As of September 30, 2018, and December 31, 2017, the Company had recorded deferred revenues of $2.8 million and $4.5 million, respectively, under this agreement.

5.	Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$59,382	$-	$-	$59,382
Investment securities:
Commercial paper	53,929	-	(43)	53,886
Corporate debt securities	370,449	8	(615)	369,842
U.S. government and agency securities	5,997	-	(14)	5,983
Total investments	430,375	8	(672)	429,711
Total cash, cash equivalents and investments	$489,757	$8	$(672)	$489,093

	As of December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$70,013	$-	$-	$70,013
Investment securities:
Commercial paper	2,986	-	(3)	2,983
Corporate debt securities	333,958	-	(752)	333,206
U.S. government and agency securities	8,743	-	(28)	8,715
Total investments	345,687	-	(783)	344,904
Total cash, cash equivalents and investments	$415,700	$-	$(783)	$414,917

As of September 30, 2018, the Company held a total of sixteen positions that were in a continuous unrealized loss position for more than twelve months. The Company has determined that the unrealized losses are deemed to be temporary impairments as of September 30, 2018. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other-than-temporarily impaired at September 30, 2018.

6.	Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	September 30, 2018	December 31, 2017
		(In thousands)
Office equipment and software	3	$4,005	$5,048
Leasehold improvements	Over life of lease	14,394	14,665
Furniture and fixtures	7	3,873	5,257
Subtotal		22,272	24,970
Less: accumulated depreciation		(10,950)	(8,786)
Fixed assets, net		$11,322	$16,184

7.	Inventory, Net

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Work-in-process	$7,312	$3,249
Finished goods	163	231
Inventory, net	$7,475	$3,480

8.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Accounts payable	$6,922	$6,965
Accrued contracted services	44,433	51,154
Accrued employee compensation	17,652	27,118
Other liabilities	14,051	9,540
Accounts payable, accrued expenses and other liabilities	$83,058	$94,777

9.	Fair Value Measurements

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

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2018
Assets:
Money market funds (included in cash and cash equivalents)	$31,028	$31,028	$-	$-
Available for sale securities:
Commercial paper	53,886	-	53,886	-
Corporate debt securities	369,842	-	369,842	-
U.S. government and agency securities	5,983	-	5,983	-
Total financial assets:	$460,739	$31,028	$429,711	$-

December 31, 2017
Assets:
Money market funds (included in cash and cash equivalents)	$13,361	$13,361	$-	$-
Available for sale securities:
Commercial paper	2,983	-	2,983	-
Corporate debt securities	333,206	-	333,206	-
U.S. government and agency securities	8,715	-	8,715	-
Total financial assets	$358,265	$13,361	$344,904	$-

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	September 30, 2018	December 31, 2017
	(In thousands)
Due in one year or less	$338,805	$282,159
Due after 1 year through 2 years	90,906	62,745
Total investments in debt securities	$429,711	$344,904

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

10.	Long-Term Debt

Debt, net of discounts and deferred financing costs, consists of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Long-term debt	$367,233	$355,677
Less current portion	-	-
Long-term debt outstanding	$367,233	$355,677

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

Interest expense was $7.7 million and $7.4 million for the three months ended September 30, 2018 and 2017, respectively, and $22.8 million and $21.8 million for the nine months ended September 30, 2018 and 2017, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $3.7 million and $7.5 million as of September 30, 2018 and December 31, 2017, respectively. The Company recorded debt issuance costs of $12.4 million, which are being amortized using the effective interest method. As of September 30, 2018, $9.2 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in long-term debt, in accordance with ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” As of September 30, 2018, $460.0 million aggregate principal amount of the Convertible Notes was outstanding.

11.	Product Revenue, Net

The Company recognized net sales of Ocaliva of $46.6 million and $40.9 million for the three months ended September 30, 2018 and 2017, respectively, and $124.9 million and $91.9 million for the nine months ended September 30, 2018 and 2017, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Product revenue, net:
U.S.	$36,684	$36,176	$99,697	$83,829
ex-U.S.	9,897	4,713	25,211	8,104
Total product revenue, net	$46,581	$40,889	$124,908	$91,933

12.	Stockholders’ Equity

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

The estimated fair value of the options granted in the nine months ended September 30, 2018 was determined utilizing the Black-Scholes option-pricing model at the date of grant. The fair value of the restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted in the nine months ended September 30, 2018 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance stock units (“PSUs”) and performance share awards (“PSAs”) granted in the nine months ended September 30, 2018 was determined utilizing the Monte Carlo pricing model.

The following table summarizes stock option activity during the nine months ended September 30, 2018:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Shares	Average	Contractual	Intrinsic Value
	(In thousands)	Exercise Price	Term (years)	(In thousands)
Outstanding at December 31, 2017	1,808	$114.70	7.4	$14,648
Granted	690	$63.77	-	$-
Exercised	(108)	$26.37	-	$-
Cancelled/forfeited	(226)	$106.45	-	$-
Expired	(164)	$170.29	-	$-
Outstanding at September 30, 2018	2,000	$96.91	7.6	$87,186
Expected to vest	1,072	$84.84	8.9	$49,438
Exercisable	925	$110.90	6.0	$37,749

As of September 30, 2018, there was approximately $43.1 million of total unrecognized compensation expense related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 1.4 years.

The fair value of the Company's option awards were estimated using the assumptions below:

Nine Months Ended September 30,
	2018	2017
Volatility	58.9 - 75.8	60.9 - 65.4%
Expected term (in years)	6.0 - 6.0	6.0 - 9.9
Risk-free rate	1.8 - 2.9%	1.8 - 2.4%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, RSA, PSU and PSA activity during the nine months ended September 30, 2018:

		Weighted
	Number of	Average Fair
	Awards	Value
	(In thousands)
Non-vested shares outstanding, December 31, 2017	493	$113.60
Granted	597	$64.34
Vested	(161)	$127.54
Forfeited	(116)	$94.00
Non-vested shares outstanding, September 30, 2018	813	$77.04

As of September 30, 2018, there was approximately $51.1 million of total unrecognized compensation expense related to unvested RSUs, RSAs, PSUs and PSAs, which is expected to be recognized over a weighted average period of 1.5 years.

During the nine months ended September 30, 2018, the Company granted a total of 51,200 PSUs and 4,300 PSAs to certain of the Company’s executive officers. The performance criterion for such PSUs and PSAs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award.  The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PSUs and PSAs. The Company recorded approximately $1.0 million of stock-based compensation related to such PSUs and PSAs during the nine months ended September 30, 2018.

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

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Selling, general and administrative	$9,436	$9,449	$28,875	$28,338
Research and development	2,558	3,788	9,540	13,246
Total stock-based compensation	$11,994	$13,237	$38,415	$41,584

14.	Net Loss Per Share

The following table presents the historical computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Historical net loss per share Numerator:
Net loss	$(64,454)	$(72,601)	$(221,237)	$(249,095)
Denominator:
Weighted average shares used in calculating net loss per share - basic and diluted	29,615	25,104	28,057	25,021

Net loss per share:
Basic and diluted	$(2.18)	$(2.89)	$(7.89)	$(9.96)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Convertible Notes	2,316	2,316	2,316	2,316
Options	1,997	1,811	1,997	1,811
Restricted stock units	447	464	447	464
Total	4,760	4,591	4,760	4,591

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are currently developing OCA for other progressive non-viral liver diseases such as nonalcoholic steatohepatitis (“NASH”). OCA achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. The FLINT trial was completed in late July 2014. We have an ongoing Phase 3 clinical trial in non-cirrhotic NASH patients with liver fibrosis, known as the REGENERATE trial. REGENERATE includes a pre-planned histology-based interim analysis after 72 weeks of treatment. We completed enrollment of the interim analysis cohort for the REGENERATE trial in 2017 and anticipate top-line results from the interim analysis in the first half of 2019. We have also completed a Phase 2 clinical trial, known as the CONTROL trial, the goal of which was to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. We announced that this trial met its primary endpoint in July 2017. We continue to work towards expanding our overall NASH development program with additional trials and studies, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial.

In addition to PBC and NASH, we continue to invest in research of OCA for additional patient populations with other liver diseases. For example, in July 2017, we announced top-line results of our Phase 2 AESOP trial in primary sclerosing cholangitis (“PSC”), which evaluated the effects of 24 weeks of treatment with varying doses of OCA compared to placebo. This trial achieved its primary endpoint, which we believe establishes a proof-of-concept of OCA in a second cholestatic liver disease.We are evaluating our future development strategy for PSC. OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and PSC and breakthrough therapy designation from the U.S. Food and Drug Administration (the “FDA”) for the treatment of NASH patients with liver fibrosis.

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

We recognized net sales of Ocaliva of $46.6 million and $40.9 million for the three months ended September 30, 2018 and 2017, respectively, and $124.9 million and $91.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Licensing Revenue

In March 2011, we entered into an exclusive license agreement (the “Original License Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which we granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). We received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original License Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid us a $1.0 million upfront fee in connection therewith. In February 2018, we and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original License Agreement (as amended, the “License Agreement”), pursuant to which (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) we agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, we and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to us or terminate the License Agreement. As of September 30, 2018, we had achieved $6.0 million of development milestones under the License Agreement. We may be eligible to receive additional milestone payments under the License Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan).

For accounting purposes, the upfront payments were recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. For the nine months ended September 30, 2018 and 2017, we recognized $1.6 million and $1.3 million, respectively, in licensing revenue related to the amortization of upfront payments under the License Agreement. Included in licensing revenue for the nine months ended September 30, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that we received under the Original License Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea. We anticipate that we will recognize revenue of approximately $1.6 million per year through June 2020, related to the amortization of upfront payments under the License Agreement.

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative expenses as a result of, among other initiatives, the launch and commercialization of Ocaliva for PBC in the United States, Europe and our other target markets, the preparation for the potential commercialization of OCA for NASH, if approved, and our other future approved products, if any, and the build-out of our general and administrative infrastructure in the United States and abroad.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Dollar Change
	2018	2017
	(In thousands)
Revenue:
Product revenue, net	$46,581	$40,889	$5,692
Licensing revenue	405	445	(40)
Total revenue	46,986	41,334	5,652
Operating expenses:
Cost of sales	519	172	347
Selling, general and administrative	56,812	61,356	(4,544)
Research and development	47,941	45,977	1,964
Total operating expenses	105,272	107,505	(2,233)
Operating loss	(58,286)	(66,171)	7,885
Other income (expense):
Interest expense	(7,671)	(7,354)	(317)
Other income, net	1,503	924	579
	(6,168)	(6,430)	262
Net loss	$(64,454)	$(72,601)	$8,147

Revenues

Product revenue, net was $46.6 million and $40.9 million for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, product revenue, net was comprised of U.S. Ocaliva net sales of $36.7 million and $36.2 million, respectively, and ex-U.S. Ocaliva net sales of $9.9 million and $4.7 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. Included in product revenue, net for the three months ended September 30, 2017 is $4.1 million of previously deferred revenue recognized in connection with our adoption of a sell-in basis revenue recognition policy in the third quarter of 2017. For the three months ended September 30, 2018 and 2017, licensing revenue was approximately $0.4 million and $0.4 million, respectively, in each case, related to the amortization of upfront payments under the License Agreement.

Cost of sales

Cost of sales was $0.5 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Prior to the FDA’s approval of Ocaliva, we expensed costs related to the manufacturing and buildup of our Ocaliva commercial launch supplies. As a result, our cost of sales for the quarters ended September 30, 2018 and 2017 consisted primarily of packaging and labeling expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $56.8 million and $61.4 million for the three months ended September 30, 2018 and 2017, respectively. The $4.5 million net decrease between periods is primarily due to a decrease in consultant spend of $3.3 million, a decrease in personnel-related costs of $1.3 million and a decrease of $0.1 million related to commercialization, market research and medical affairs activities. The decrease was partially offset by a net increase in legal and other expenses of $0.1 million and a loss related to sub-leases and disposal of fixed assets of $0.1 million.

Research and development expenses

Research and development expenses were $47.9 million and $46.0 million for the three months ended September 30, 2018 and 2017, respectively, representing a net increase of $1.9 million. The net increase in research and development expenses primarily reflects increases in OCA research and development activities of approximately $2.4 million and other costs of $3.1 million, partially offset by decreased expenses of approximately $3.5 million in compensation-related costs.

Interest expense

Interest expense was $7.7 million and $7.4 million for the three months ended September 30, 2018 and 2017, respectively, in each case, related to the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “Convertible Notes”) that we issued in July 2016.

Other income, net

Other income, net was $1.5 million and $0.9 million in the three months ended September 30, 2018 and 2017, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment securities.

Income taxes

For the three months ended September 30, 2018 and 2017, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Dollar Change
	2018	2017
	(In thousands)
Revenue:
Product revenue, net	$124,908	$91,933	$32,975
Licensing revenue	1,616	1,336	280
Total revenue	126,524	93,269	33,255
Operating expenses:
Cost of sales	1,512	548	964
Selling, general and administrative	184,503	189,363	(4,860)
Research and development	144,028	134,001	10,027
Total operating expenses	330,043	323,912	6,131
Operating loss	(203,519)	(230,643)	27,124
Other income (expense):
Interest expense	(22,769)	(21,840)	(929)
Other income, net	5,051	3,388	1,663
	(17,718)	(18,452)	734
Net loss	$(221,237)	$(249,095)	$27,858

Revenues

Product revenue, net was $124.9 million and $91.9 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, product revenue, net was comprised of U.S. Ocaliva net sales of $99.7 million and $83.8 million, respectively, and ex-U.S. Ocaliva net sales of $25.2 million and $8.1 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. Included in product revenue, net for the nine months ended September 30, 2017 is $4.1 million of previously deferred revenue recognized in connection with our adoption of a sell-in basis revenue recognition policy in the third quarter of 2017. For the nine months ended September 30, 2018 and 2017, licensing revenue was approximately $1.6 million and $1.3 million, respectively, in each case, related to the amortization of upfront payments under the License Agreement. The increase in licensing revenue related to the accelerated recognition of certain upfront payments under the License Agreement resulting from the Sumitomo Amendment, which was entered into in the first quarter of 2018.

Cost of sales

Cost of sales was $1.5 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. Prior to the FDA’s approval of Ocaliva, we expensed costs related to the manufacturing and buildup of our Ocaliva commercial launch supplies. As a result, our cost of sales for the nine months ended September 30, 2018 and 2017 consisted primarily of packaging and labeling expenses.

Selling, general and administrative expenses

  Selling, general and administrative expenses were $184.5 million and $189.4 million for the nine months ended September 30, 2018 and 2017, respectively. The $4.9 million net decrease between periods is primarily due to a net decrease of $6.0 million related to commercialization, market research and medical affairs activities, a decrease in consultant spend of $5.1 million and a net decrease of $0.3 million in legal and other expenses, partially offset by a loss related to sub-leases and disposal of fixed assets of $1.9 million and an increase in personnel-related costs of $4.6 million.

Research and development expenses

Research and development expenses were $144.0 million and $134.0 million for the nine months ended September 30, 2018 and 2017, respectively, representing a net increase of $10.0 million. The net increase in research and development expenses primarily reflects increases in OCA research and development activities of approximately $21.7 million, partially offset by decreased expenses of approximately $11.5 million in compensation-related costs and $0.2 million in other costs.

Interest expense

Interest expense was $22.8 million and $21.8 million for the nine months ended September 30, 2018 and 2017, respectively, in each case, related to the Convertible Notes.

Other income, net

Other income, net was $5.1 million and $3.4 million in the nine months ended September 30, 2018 and 2017, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment securities.

Income taxes

For the nine months ended September 30, 2018 and 2017, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(187,902)	$(188,943)
Investing activities	(84,999)	262,380
Financing activities	263,105	2,077
Effect of exchange rate changes	(835)	1,055
Net (decrease) increase in cash and cash equivalents	(10,631)	76,569

Operating Activities. Net cash used in operating activities of approximately $187.9 million during the nine months ended September 30, 2018 was primarily a result of our $221.2 million net loss and a net decrease in operating assets and liabilities of $21.7 million, partially offset by $38.4 million in stock-based compensation, $10.4 million for accretion of the discount on the Convertible Notes, $1.3 million for the loss on disposal of fixed assets and $3.6 million of depreciation.

Net cash used in operating activities of approximately $188.9 million during the nine months ended September 30, 2017 was primarily a result of our $249.1 million net loss, partially offset by $41.6 million in stock-based compensation, $9.6 million for accretion of the discount on the Convertible Notes, $2.8 million for the amortization of investment premium and $3.3 million of depreciation.

Investing Activities.  For the nine months ended September 30, 2018, net cash used in investing activities primarily reflects the purchase of investment securities of $378.3 million, partially offset by the sale of investment securities of $293.3 million.

For the nine months ended September 30, 2017, net cash provided by investing activities primarily reflects the sale of investment securities of $398.5 million, partially offset by the purchase of investment securities of $127.0 million and $9.2 million of capital expenditures related to the build out of our new corporate office.

Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2018 consisted primarily of net proceeds of $261.4 million from our issuance and sale of common stock in a public offering and concurrent private placement (the “Concurrent Private Placement”) in April 2018 and $1.7 million from the exercise of options to purchase common stock net of payments of employee withholding taxes related to stock-based awards.

Net cash provided by financing activities in the nine months ended September 30, 2017 consisted primarily of $2.1 million from the exercise of options to purchase common stock.

Future Funding Requirements

As of September 30, 2018, we had $489.1 million in cash, cash equivalents and investment securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2018. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

•	our ability to successfully commercialize Ocaliva for PBC;
•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;
•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;
•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
•	any potential side effects associated with Ocaliva for PBC, OCA for NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;
•	our ability to identify, develop and commercialize our products and product candidates;
•	our ability to obtain and maintain intellectual property protection for our products and product candidates;
•	our ability to successfully commercialize our product candidates, if approved;
•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
•	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for NASH or our other product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;
•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing drugs or new drugs that become available;
•	our ability to prevent system failures, data breaches or violations of data protection laws;
•	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to obtain additional financing;
•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;
•	our use of cash and short-term investments;
•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
•	our ability to obtain and maintain adequate insurance coverage; and
•	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

We are involved in various disputes, governmental inquiries and investigations, legal proceedings and litigation in the course of our business, including the matters described below and, from time to time, intellectual property, employment and other litigation. These matters, which could result in damages, fines or other administrative, civil or criminal remedies, liabilities or penalties, are often complex and the outcome of such matters is often uncertain. We may from time to time enter into settlements to resolve such matters.

On September 27, 2017, a purported shareholder class action, initially styled DeSmet v. Intercept Pharmaceuticals, Inc., et al, was filed in the United States District Court for the Southern District of New York, naming us and certain of our officers as defendants. The Court appointed lead plaintiffs in the lawsuit on June 1, 2018, and the lead plaintiffs filed an amended complaint on July 31, 2018, captioned Hou Liu and Amy Fu v. Intercept Pharmaceuticals, Inc., et al., naming us and certain of our current and former officers as defendants. The lead plaintiffs claim to be suing on behalf of anyone who purchased or otherwise acquired our common stock between June 9, 2016 and September 20, 2017. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in our public disclosures during the period from June 9, 2016 to September 20, 2017, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding Ocaliva dosing, use and pharmacovigilance-related matters, as well as our operations, financial performance and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages. On September 14, 2018, we filed a motion to dismiss the amended complaint. Separately, on January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as those set forth in the securities case. On December 1, 2017, a purported shareholder demand was made on the Company based on substantially the same allegations as those set forth in the securities case.

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

In August 2018, we received an inquiry from the U.S. Department of Justice acting through the U.S. Attorney’s office for the District of Massachusetts (the “DOJ”) requesting the voluntary production of certain information regarding the Company’s activities and public statements concerning Ocaliva’s dosing, use, adverse events, marketing and reimbursement. We are cooperating fully with the DOJ in connection with this inquiry. At this time, we have not received a subpoena from the DOJ and are unable to predict whether any proceeding may be instituted in connection with this inquiry, or the outcome of any such proceeding, if instituted.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $360.4 million, $412.8 million and $226.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $221.2 million and $249.1 million for the nine months ended September 30, 2018 and 2017, respectively. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements. At September 30, 2018, we had $489.1 million in cash, cash equivalents and investment securities.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the launch and commercialization of Ocaliva for PBC, preparation for the potential launch of OCA for NASH and general and administrative operations, including the protection of our intellectual property.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to be significant as we, among other things, continue to commercialize Ocaliva for PBC, develop and seek regulatory approvals for OCA for NASH and other indications, and build-out the infrastructure in the United States and internationally necessary to support our product development and commercialization efforts. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC, such as NASH. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA.

As part of our product development activities, we anticipate that we will continue our Phase 4 COBALT trial of Ocaliva for PBC and our Phase 3 clinical program of OCA for NASH, including our Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. We also expect to continue the development of OCA for additional diseases, such as PSC and biliary atresia, a rare pediatric disease characterized by deficient bile duct development. Our overall development program for OCA for NASH is expected to include a number of trials, including clinical trials required to submit a New Drug Application (“NDA”) for NASH. Our expenses could increase if we are required by the FDA or the European Medicines Agency (“EMA”) to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

In addition, we have incurred and anticipate that we will continue to incur significant product sales, marketing, manufacturing and distribution expenses relating to the commercialization of Ocaliva for PBC. As part of our longer-term strategy, we anticipate that we will incur significant expenses in connection with our research and development efforts, the commercialization of our approved products other than Ocaliva for PBC and the build-out of our general and administrative infrastructure in the United States and abroad. We may also engage in business development activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses.

As of September 30, 2018, we had $489.1 million in cash, cash equivalents and investment securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2018. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

•	our ability to successfully commercialize Ocaliva for PBC;

•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;

•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;

•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;

•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

•	any potential side effects associated with Ocaliva for PBC, OCA for NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;

•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;

•	our ability to identify, develop and commercialize our products and product candidates;

•	our ability to obtain and maintain intellectual property protection for our products and product candidates;

•	our ability to successfully commercialize our product candidates, if approved;

•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;

•	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for NASH or our other product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;

•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	competition from existing drugs or new drugs that become available;

•	our ability to prevent system failures, data breaches or violations of data protection laws;

•	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;

•	our need for and ability to obtain additional financing;

•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;

•	our use of cash and short-term investments;

•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;

•	our ability to obtain and maintain adequate insurance coverage; and

•	the other risks and uncertainties identified under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The commercialization of Ocaliva for an orphan disease such as PBC is, and will continue to be, expensive and time-consuming, and we cannot be certain that we will be able to generate sufficient revenues from sales of Ocaliva for PBC in our target markets to offset such costs. Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

•	our ability to successfully commercialize Ocaliva for PBC;

•	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;

•	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;

•	our ability to timely and cost-effectively obtain regulatory approval of our product candidates, including OCA for NASH;

•	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

•	any potential side effects associated with Ocaliva for PBC, OCA for NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;

•	our ability to maintain our relationships with, and the performance of, third-party vendors upon whom we are substantially dependent, including contract research organizations for our clinical trials and our third-party suppliers and manufacturers;

•	our ability to identify, develop and commercialize our products and product candidates;

•	our ability to obtain and maintain intellectual property protection for our products and product candidates;

•	our ability to successfully commercialize our product candidates, if approved;

•	the size and growth of the markets for our products and product candidates and our ability to serve those markets;

•	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for NASH or our other product candidates, which may be affected by the ability of patients and healthcare providers to obtain coverage or reimbursement from payors for our products and the extent to which such coverage or reimbursement is provided;

•	our ability to establish and maintain an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	competition from existing drugs or new drugs that become available;

•	our ability to prevent system failures, data breaches or violations of data protection laws;

•	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to attract and maintain collaborators with development, regulatory and commercialization expertise;

•	our need for and ability to obtain additional financing;

•	our estimates regarding expenses, revenues and capital requirements and the accuracy thereof;

•	our use of cash and short-term investments;

•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;

•	our ability to obtain and maintain adequate insurance coverage; and

•	the other risks and uncertainties identified under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with ursodiol in adults with an inadequate response to ursodiol or as monotherapy in adults unable to tolerate ursodiol. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for Ocaliva for PBC based on a reduction in alkaline phosphatase (“ALP”); however, an improvement in survival or disease-related symptoms has not yet been established. Continued approval of Ocaliva for PBC in the United States may be contingent upon the verification and description of clinical benefit in confirmatory trials. Our Phase 4 COBALT confirmatory outcomes trial may fail to show a clinical benefit for Ocaliva for PBC or may not satisfy applicable regulatory requirements for other reasons. As specified by the applicable post-marketing requirements, our COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. Finally, we have agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

We commenced our commercial launch of Ocaliva for PBC in certain European countries in 2017 following the European Commission’s grant of conditional approval in December 2016. Our marketing authorization in the European Union is conditioned on the completion of the COBALT trial and a trial evaluating the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment.

Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia, and we are pursuing marketing approval of Ocaliva for PBC in certain other international markets. If obtained, continued approval of Ocaliva for PBC in such jurisdictions may be contingent upon the verification and description of clinical benefit in confirmatory trials. Any delay or failure in satisfying the post-marketing regulatory commitments and requirements to which we are or may become subject, including our Phase 4 COBALT trial, may jeopardize the continued approval of Ocaliva for PBC in the United States, European Union and other jurisdictions.

Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is not guaranteed. Even after the submission of an NDA, the FDA must decide whether to accept the submission for filing and review. In addition, in June 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, in what is often referred to as Brexit. Because a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva for PBC and, if approved, OCA for NASH and our other product candidates.

As is the case with the approval of Ocaliva for PBC, approvals may be conditional upon the completion of one or more clinical trials. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including, for example, regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding safety, different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or approved products. Initial and continued regulatory approval is also dependent on successfully passing regulatory inspection requirements applicable to us, our clinical sites and our key vendors, including requirements that we and such parties comply with applicable good clinical, pharmacovigilance, laboratory and manufacturing practices regulations. Critical findings could jeopardize or delay the approval of our NDAs or MAAs or impair our ability to maintain our marketing approvals.

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

In order to obtain regulatory approval for OCA for indications other than PBC, we will need to complete a number of additional clinical trials and studies. For example, in connection with our Phase 3 clinical program of OCA for NASH, we are currently conducting our Phase 3 REGENERATE trial in non-cirrhotic NASH patients with liver fibrosis and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. Our ability to obtain the regulatory approvals necessary to commercialize OCA for indications other than PBC, including NASH, will depend on our ability to successfully design, conduct and complete these trials, the efficacy and safety profile of OCA demonstrated by such trials and, if such trials are successful, our ability to prepare and submit complex regulatory filings in accordance with applicable regulatory requirements.

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

Furthermore, the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet statistical significance for the primary endpoint. The primary endpoint in the Sumitomo Dainippon trial was histologic improvement defined as at least a two-point improvement in the Nonalcoholic Fatty Liver Disease Activity Score (“NAS”) with no worsening of fibrosis. In this trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA-treated patients compared to placebo who achieved the primary endpoint (p=0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The baseline characteristics between the patients in the Japanese Phase 2 dose ranging trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial conducted by NIDDK. For example, differences were observed among the patient population at baseline in relation to gender mix and metabolic factors like weight, diabetes status, dyslipidemia and hypertension. While our Phase 3 REGENERATE trial was designed based on the results of the FLINT trial and is anticipated to enroll a predominantly Western NASH patient population, the results of the Phase 2b FLINT trial may not be replicated in our Phase 3 REGENERATE trial. Sumitomo Dainippon may not initiate any registrational trials in NASH and the results of any additional trial conducted by Sumitomo Dainippon may not result in an improvement when compared to the results of its Japanese Phase 2 dose ranging trial.

If we are unable to obtain regulatory approval for OCA for PBC in the jurisdictions in which it is not currently approved or obtain regulatory approval in the United States, European Union and other jurisdictions for OCA for other indications, such as NASH, or for our other product candidates, we may not be able to generate sufficient revenue to become profitable or to continue our operations.

We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC, NASH and PSC, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.

We are focused on developing therapeutics for the treatment of rare diseases and diseases for which there are no or limited treatments. As a result, the design and conduct of our clinical trials for these indications is subject to heightened risk.

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even if the results of our pivotal clinical trials for a specific indication, such as our Phase 3 REGENERATE trial of OCA for non-cirrhotic NASH patients with liver fibrosis, are highly significant and reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our product candidate on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any NDA we submit for regulatory approval in the United States. Even if an NDA is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such NDA does not support the approval of the product candidate. In such a case, the FDA may issue a complete response letter that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide other additional information or data before it will reconsider our application for approval. Any such requirements may be substantial, expensive and time-consuming, and there is no guarantee that the FDA will ultimately decide that the NDA supports the approval of the product candidate. The FDA may also refer an NDA, such as any NDA we may file for OCA for NASH, to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions.

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, as a condition of the accelerated approval of Ocaliva for PBC in the United States, we are required to conduct a clinical outcomes study with respect to Ocaliva for PBC. Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial for PBC in December 2014 prior to the approval of Ocaliva for PBC. The COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. There can be no assurance that our COBALT trial conducted as part of our post-marketing obligations will confirm that the surrogate endpoint used for accelerated approval of Ocaliva for PBC will eventually show an adequate correlation with clinical outcomes. If any such trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

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

Our ongoing Phase 3 REGENERATE trial of OCA for non-cirrhotic NASH patients with liver fibrosis incorporates an interim primary surrogate endpoint that may serve as the basis for a regulatory submission for accelerated approval in the United States and approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA for NASH are subject to similar risks as discussed above in relation to OCA for PBC. The primary endpoint in the Phase 2b FLINT trial of OCA for NASH patients was based on liver biopsy data and was defined as an improvement of two or more points in NAS, with no worsening of liver fibrosis. In contrast, the primary endpoint for the interim analysis for our Phase 3 REGENERATE trial may be achieved based on: (i) the proportion of OCA-treated patients relative to placebo achieving at least one stage of liver fibrosis improvement with no worsening of NASH or (ii) the proportion of OCA-treated patients relative to placebo achieving NASH resolution with no worsening of liver fibrosis. Furthermore, we selected a definition for NASH resolution for the trial that defines a responder as a patient achieving a histologic score of 0 for ballooning and 0 or 1 for inflammation. Even though OCA has been granted breakthrough therapy designation by the FDA for the treatment of NASH patients with liver fibrosis, we do not know if one pivotal clinical trial will be sufficient for marketing approval in the United States or if the FDA will approve OCA for NASH patients with liver fibrosis on an accelerated basis, or at all.

It is possible that if we seek marketing approval of OCA for non-cirrhotic NASH patients with liver fibrosis based on the interim results of our Phase 3 REGENERATE trial, our regulatory submission may not be accepted by the FDA for review and, even if accepted for review, there may be delays in the FDA’s review process or the FDA may determine that our submission does not support the approval of OCA for the treatment of non-cirrhotic NASH patients. The FDA may also require that we continue our Phase 3 REGENERATE trial until completion to assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Our regulatory pathway for OCA for the treatment of NASH will depend upon our discussions with the FDA and EMA. As a result, we may face difficulty in establishing an acceptable registration strategy with respect to our Phase 3 REGENERATE trial, as well as other trials we may conduct in other subpopulations of NASH patients. In addition, since the design of our Phase 3 REGENERATE trial deviates from that of the FLINT trial, there is a heightened risk that the results of our Phase 3 REGENERATE trial may differ from the results of the FLINT trial.

If we continue the development of OCA for PSC, we may seek marketing approval based on a surrogate endpoint. Neither the FDA nor the EMA has issued formal guidance to endorse a validated surrogate endpoint as a basis for seeking approval in PSC. Identifying a surrogate endpoint may take longer than we expect and any surrogate endpoint we select may ultimately not be accepted by the FDA, EMA or other applicable regulatory authorities.

Prior to any approval of OCA for NASH or OCA for PBC in jurisdictions in which it is not currently approved or the approval of our other product candidates, the FDA, EMA or other applicable regulatory authorities may require additional preclinical studies and/or clinical trials, which may be expensive and time consuming to conduct and complete. Consequently, any such requirement that we conduct additional preclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we receive such approval, the relevant labeling may include restrictions, limitations and/or warnings that could impact the commercial success of OCA or our other product candidates in the applicable markets.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of Ocaliva for PBC, our Phase 3 REGENERATE trial of OCA for non-cirrhotic NASH patients with liver fibrosis and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC, NASH and PSC, to be approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that result in a change of trial design or timing. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will begin or be completed on schedule, if at all.

The commencement, enrollment and completion of our clinical trials and studies may be delayed, suspended or otherwise adversely affected for a variety of reasons, including:

•	our inability to obtain sufficient funds to complete or continue our clinical trials;

•	our inability to reach agreements on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which may be subject to extensive negotiation and may vary significantly among our various CROs and trial sites;

•	clinical holds, other regulatory objections to our commencing or continuing a clinical trial or our inability to obtain regulatory approval to commence clinical trials in countries that require such approvals;

•	our discussions with the FDA or non-U.S. regulatory authorities prior to, or following, the initiation of our clinical trials, regarding, among other matters, the scope or design of our clinical trials, including trial endpoints, protocols and statistical analysis plans, and any modifications thereto;

•	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;

•	any delay in receiving results from, or failure to achieve the necessary results in, other clinical trials;

•	our inability to obtain approval from institutional review boards or independent ethics committees to conduct our clinical trials at their respective sites;

•	any data monitoring committee recommendation that our clinical trials be modified, suspended or terminated due to safety, lack of efficacy or other reasons;

•	severe or unexpected drug-related adverse events experienced by patients or any determination that a clinical trial presents unacceptable health risks;

•	any breach of the terms of any relevant agreement by us, our current or future collaborators that have responsibility for the clinical development of any of our product candidates, including Sumitomo Dainippon, or investigators conducting clinical trials on our product candidates;

•	our inability to timely manufacture, or obtain from our contract manufacturers, sufficient quantities of our product candidate required for our clinical trials; and

•	any difficulty recruiting, enrolling or retaining patients in our clinical trials based on, among other factors, the enrollment criteria for our clinical trials, the rarity of the disease, the characteristics of the population being studied, the risks of the procedures that may be required as part of the clinical trials, such as a liver biopsy, or competition from other clinical trial programs recruiting patients for the same indications as our product candidates.

For example, our Phase 3 REGENERATE trial is a large and complicated clinical trial in a disease without any approved therapies and involves serial liver biopsies over many years. While we completed enrollment of the interim analysis cohort in 2017, there can be no assurance that we will retain a sufficient number of patients in the full study cohort, report the results from the interim analysis or complete the clinical outcomes trial on a timely basis. As we engage in other large and complicated trials and trials in advanced disease populations, we may experience a number of challenges that may negatively affect or delay our plans and development programs.

Additionally, we have in the past occasionally experienced difficulties retaining patients enrolled in our clinical trials. Difficulties in enrolling and retaining patients may delay our clinical trials or result in negative or inconclusive outcomes, and we or our collaborators may decide, or regulatory authorities may require us, to conduct additional clinical trials or additional analyses of existing clinical trials. Any delay or compromises with respect to the validity of our clinical trials may have a material adverse effect on our business or decrease our competitive position relative to other biotechnology or pharmaceutical companies with whom we compete.

In addition, if we or any of our collaborators are required to conduct additional clinical trials or other preclinical studies of our product candidates beyond those contemplated, our ability to obtain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed.

Clinical failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials, including OCA, may not have favorable results in later clinical trials or receive regulatory approval.

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

In addition, the design of clinical trials, including trial endpoints, protocols and statistical analysis plans, can determine whether such trials will support product approvals, and flaws in the design of such trials may not become apparent until such trials are well-advanced. We may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of product candidates often reveal that it is not practical or feasible to continue development efforts. If OCA or our other product candidates are found to be unsafe or lack efficacy for any indication, we will not be able to obtain regulatory approval for them, and our prospects and business may be materially and adversely affected.

In some instances, there may be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes or differences in trial protocols or statistical analysis plans, differences in composition of the patient populations or clinical trial sites, differences in adherence to the dosing regimen and other aspects of the trial protocols and differences in the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct on our product candidates will demonstrate consistent or adequate efficacy and safety or result in the approval of our product candidates by regulatory authorities. If we are unable to bring any of our current or future product candidates to market, or to acquire any previously approved products, our ability to create long-term stockholder value will be limited.

Although Ocaliva for PBC has received accelerated approval in the United States and conditional approval in the European Union, its full approval depends on the completion and results of post-marketing clinical trials, including our Phase 4 COBALT trial. We cannot assure you that these trials will demonstrate a correlation of the surrogate endpoint therapeutic response in patients taking Ocaliva for PBC with a significant reduction in adverse clinical outcomes over time.

In December 2014, we received comprehensive datasets from the Phase 2b FLINT trial for the treatment of NASH, which met its primary endpoint with statistical significance. In October 2015, we announced that the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet its primary endpoint with statistical significance. In the Sumitomo Dainippon trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA-treated patients compared to placebo who achieved the primary endpoint (p=0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The Sumitomo Dainippon Phase 2 trial involved different doses of OCA being administered to the trial subjects than those utilized in the Phase 2b FLINT trial. Furthermore, the baseline characteristics between the patients in the Japanese Phase 2 dose ranging trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial. While our Phase 3 REGENERATE trial is anticipated to enroll a predominantly Western NASH patient population, the results of the Phase 2b FLINT trial may not be replicated in our Phase 3 REGENERATE trial. In addition, since the design of our Phase 3 REGENERATE trial deviates in certain ways from that of the Phase 2b FLINT trial, there is a risk that the results of our Phase 3 REGENERATE trial will differ from the results of the Phase 2b FLINT trial. Even though OCA has been granted breakthrough therapy designation by the FDA for the treatment of NASH patients with liver fibrosis, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for NASH patients with liver fibrosis on an accelerated or conditional basis, or at all. As a result, it may take longer than anticipated to initiate and complete our Phase 3 REGENERATE trial or our Phase 3 program in NASH for other patient subpopulations.

Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require that our products be taken off the market or include new or additional safety warnings. Any such events may limit our existing and future product sales and materially and adversely affect our business, financial condition and results of operations.

OCA has been shown to be a potent farnesoid X receptor (“FXR”) agonist. With the exception of the endogenous human bile acid chenodeoxycholic acid and cholic acid, there are no approved FXR agonists and the adverse effects from long-term exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates, including OCA, could arise either during clinical development or, if approved, after the approved product has been marketed. Serious adverse events, including deaths, in patients taking OCA have occurred in clinical trials and in the post-marketing setting, and we cannot assure you that additional serious adverse events in patients taking OCA in clinical trials or in the post-marketing setting will not occur.

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

With respect to OCA for NASH, based on information in the manuscript for the Phase 2b FLINT trial published in November 2014, pruritus occurred more frequently in the OCA treatment group than in the placebo treatment group (23% vs. 6%, p < 0.001) and at a higher grade (predominately moderate pruritus). In the Phase 2b FLINT trial, OCA treatment was also associated with changes in serum lipid levels, including increases in total cholesterol and LDL cholesterol and a decrease in HDL cholesterol, that were observed within 12 weeks of initiating treatment, peaked and then decreased in magnitude while on treatment, and reversed further during the 24-week post-treatment period. These changes in cholesterol levels, along with the achievement of pre-defined efficacy criteria, played a role in the decision of the FLINT data and safety monitoring board to terminate the treatment phase of the Phase 2b FLINT trial, and the publication of the FLINT results has noted the need for further study of these changes. There were two patient deaths in the Phase 2b FLINT trial, and neither death was considered related to OCA treatment.

In December 2015, we initiated our Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. CONTROL enrolled 80 NASH patients who were naïve to statin therapy or had undergone a statin washout period. The study included a 16-week double-blind phase followed by an optional two-year long-term safety extension (“LTSE”) phase of the trial. OCA treatment in the absence of statin therapy over the first four weeks resulted in an increase in LDL across all OCA treatment groups, while the placebo group was relatively unchanged. Treatment with atorvastatin beginning at week four and continuing through week 16 reversed OCA-related increases in LDL to below baseline levels in all OCA treatment groups. Dose-dependent pruritus was the most common adverse event in patients treated with OCA, occurring in 5% of patients on placebo, 5% of patients in the 5 mg OCA group, 10% of patients in the 10 mg OCA group and 55% of patients in the 25 mg OCA group. All events were mild to moderate and two patients discontinued treatment in the 25 mg OCA group due to pruritus. Over 95% of the patients completing the double-blind phase of CONTROL enrolled in the LTSE phase of the trial.

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

Additional or unforeseen side effects relating to OCA or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. With the approval of Ocaliva for PBC in the United States, Europe and certain of our other target markets, OCA is currently used in an environment that is less rigorously controlled than in clinical studies. If new side effects are found, if known side effects are shown to be more severe than previously observed or if OCA is shown to have other unexpected characteristics, we may need to abandon our development of OCA for PBC, NASH, PSC and other potential indications. Furthermore, our commercial sales of Ocaliva for PBC may be materially and adversely affected.

The range and potential severity of possible side effects from systemic therapies is significant. The results of our current or future clinical trials may show that our product candidates, including OCA, cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, result in a delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings or result in the withdrawal of previously granted marketing approvals.

In addition, our product candidates are being developed as potential treatments for severe, life threatening diseases and, as a result, our trials will necessarily be conducted in patient populations that will be more prone than the general population to exhibit certain disease states or adverse events. For example, our Phase 3 REVERSE trial in NASH patients with compensated cirrhosis has expanded our NASH development program into a more advanced NASH patient population and accordingly imposes certain eligibility requirements for uptitration, as well as certain monitoring requirements thereafter. Ocaliva is prescribed in patients suffering from various stages of PBC, which can be life threatening, and patients may suffer from other concomitant illnesses that may increase the likelihood of certain adverse events. It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to our product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our product candidates or approved products. We cannot assure you that additional or more severe adverse side effects related to OCA or our other product candidates will not be observed in our clinical trials or in the commercial setting. If observed, such adverse side effects could delay or preclude regulatory approval of OCA, limit commercial use or result in the withdrawal of previously granted marketing approvals.

If we or others identify undesirable or unacceptable side effects caused by our product candidates or products:

•	we may be required to modify, suspend or terminate our clinical trials;

•	we may be required to modify or include additional dosage and administration instructions, warnings and precautions, contraindications, boxed warnings, limitations, restrictions or other statements in the product label for our approved products, or issue field alerts to physicians and pharmacies;

•	we may be required to conduct costly additional clinical trials;

•	we may be subject to limitations on how we may promote our approved products;

•	sales of our approved products may decrease significantly;

•	regulatory authorities may require us to take our approved products off the market;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Breakthrough therapy designation for OCA may not lead to faster development or regulatory processes or increase the likelihood that OCA will receive marketing approval for NASH.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product during the exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In addition, the European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

We do not manufacture the pharmaceutical products that we sell or plan to sell. We currently have agreements with a contract manufacturer for the production of active pharmaceutical ingredient and finished drug product for our commercial sales and for our existing and anticipated clinical trials and preclinical studies. Any inability by our contract manufacturer to continue to provide services to us for any reason could adversely affect our commercialization efforts and clinical development program, and we may be unable to identify, qualify and engage on terms that are favorable to us one or more replacement suppliers on a timely basis, if at all.

We currently have a long-term supply agreement with PharmaZell GmbH for the manufacture and commercial supply of Ocaliva. While we have procured supplies for the commercialization of Ocaliva for PBC, we may not be able to procure sufficient supplies of Ocaliva on an ongoing basis. We may seek to qualify one or more back-up suppliers, but we may not be able to enter into additional long-term commercial supply agreements for OCA with other third-party manufacturers on acceptable terms, or at all. We do not have agreements for long-term supplies of any of our other product candidates. We currently obtain supplies and services relating to our other product candidates from our third-party contract manufacturers on a purchase order basis.

The facilities used by any contract manufacturer to manufacture OCA or any of our other product candidates must be the subject of a satisfactory inspection before the FDA or regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products, including Ocaliva. If our manufacturers are unable to meet our requirements in accordance with our product specifications and applicable current good manufacturing practice (“cGMP”) requirements, our products or product candidates will not be approved or, if already approved, may be subject to recall.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates and products ourselves, including:

•	the possibility that we are unable to enter into or renew our manufacturing agreements with third parties on acceptable terms, or at all;

•	the possible termination or breach by our third-party manufacturers of our manufacturing agreements based on factors beyond our control; and

•	our inability to timely identify and qualify a replacement for any of our third-party manufacturers following the termination, expiration or nonrenewal of our agreements with such third-party manufacturer.

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

If a regulatory authority such as the FDA discovers previously unknown problems with one of our products, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of one of our products, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. In addition, if we or our contract manufacturers, other third-party vendors or collaborators fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

•	issue Form 483 notices or Warning Letters, in the case of the FDA, or similar notices, in the case of other regulatory agencies;

•	mandate modifications to our promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us or our collaborators to enter into a consent decree or permanent injunction, which may include the imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	recall our products;

•	suspend any of our ongoing clinical studies;

•	impose administrative, civil or criminal penalties;

•	withdraw regulatory approval or require changes to our product label, including the inclusion of additional warnings or changes to the approved indication;

•	refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;

•	impose restrictions on our operations or those of our contract manufacturers, including costly new manufacturing requirements; or

•	seize or detain products.

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

We do not know if Ocaliva for PBC will obtain and maintain broad acceptance from third-party payors in the jurisdictions in which it is or may in the future be approved. In addition, we do not know if OCA for NASH will obtain and maintain broad acceptance from third-party payors, if approved. The coverage determination process is a time-consuming and costly process that requires us to provide scientific and clinical support for the use of Ocaliva for PBC and, if approved, OCA for NASH to each payor separately, with no assurance that coverage will be obtained or maintained. If we are unable to obtain and maintain adequate coverage from third-party payors, the adoption of Ocaliva for PBC and, if approved, OCA for NASH by physicians and patients may be limited. This in turn could affect our ability to successfully commercialize Ocaliva for PBC and, if approved, OCA for NASH and adversely impact our profitability, results of operations, financial condition and future success.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States. Among other things, the purpose of the ACA was to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases each year, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including recent tax legislation that removes the financial penalties for people who do not carry health insurance commencing in 2019 and an Executive Order signed in October 2017 by President Trump directing federal agencies to modify how the ACA is implemented. There is still uncertainty whether the ACA will undergo additional revisions, and we cannot predict the impact of any future modifications. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. We cannot predict the success of any such current or future federal or state legislative efforts.

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

The commercial success of Ocaliva for PBC, OCA for NASH, if approved, and our other future approved products, if any, will depend upon their acceptance among the medical community, including physicians, healthcare payors and patients. In order for Ocaliva to be commercially successful for PBC, we need to demonstrate its utility as a cost-effective treatment for PBC patients who have an inadequate response to ursodiol or who are unable to tolerate ursodiol. Ocaliva also must be shown to be a safe and tolerable treatment in a commercial use setting as it is intended to be a lifetime therapy for patients eligible for treatment. We cannot be certain that Ocaliva for PBC, OCA for NASH, if approved, or our other future approved products, if any, will achieve an adequate level of acceptance among the medical community, including physicians, healthcare payors and patients.

The degree of market acceptance of our approved products depends on a number of factors, including:

•	limitations, warnings, precautions, boxed warnings, contraindications, restrictions or other statements contained in the product label approved by the FDA, EMA or other relevant regulatory authorities;

•	changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for any of our products, such as ursodiol for the treatment of PBC;

•	limitations in the approved indications for our products;

•	demonstrated clinical safety and efficacy compared to other products;

•	a lack of adverse side effects, including deaths and other serious adverse events;

•	sales, marketing and distribution support;

•	availability of reimbursement from managed care plans and other third-party payors;

•	the timing of the market introduction and perceived safety and efficacy of competitive products;

•	the degree of cost-effectiveness;

•	availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;

•	the extent to which our products are approved for inclusion on formularies of hospitals and managed care organizations;

•	whether and to what extent our products are recommended under physician treatment guidelines for the treatment of the indications for which we have received regulatory approval;

•	adverse publicity about our products or favorable publicity about competitive products;

•	convenience and ease of administration of our products; and

•	potential product liability claims.

In addition, the potential market opportunity for Ocaliva for PBC, OCA for NASH, if approved, and our other future approved products, if any, is difficult to precisely estimate. For example, our estimates of the potential market opportunity for Ocaliva for PBC include a number of key assumptions related to prevalence rates, patients’ access to healthcare, diagnosis rates and patients’ response to or tolerance of Ocaliva, which are based on available literature and epidemiology research in PBC, our industry knowledge gained through market research and other methods, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions prove to be inaccurate, then the actual market for Ocaliva for PBC could be smaller than our estimates of our potential market opportunity. If the actual market opportunity for Ocaliva for PBC, OCA for NASH, if approved, or our other future approved products, if any, is smaller than we expect, our product revenue may be limited and our financial condition and results of operations may be materially adversely affected.

If Ocaliva for PBC, OCA for NASH, if approved, or our other future approved products, if any, do not achieve an adequate level of acceptance among the medical community, including physicians, healthcare payors and patients, sufficient revenue may not be generated from these products and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of Ocaliva for PBC, OCA for NASH, if approved, and our other future approved products, if any, may require significant resources and may never be successful.

We have limited sales, marketing and distribution experience and we will need to continue to invest in significant additional resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.

We have limited sales, marketing and distribution experience as a commercial organization. The commercial launch of Ocaliva for PBC is our first product launch. We are commercializing Ocaliva for PBC in the United States, Europe and Canada using our internal commercial organization, as well as a contract sales organization, and may develop commercial infrastructure or utilize the services of third-party collaborators in certain other jurisdictions. We are developing our commercialization strategy for OCA for NASH, if approved, and have not yet decided on our commercialization strategy for OCA for other indications or for our other product candidates, in each case, if approved. To develop internal sales, distribution and marketing capabilities, we have invested and expect to continue to invest significant additional amounts of financial and management resources.

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

For approved products where we decide to perform sales, marketing and distribution functions ourselves or through third parties, we could face a number of additional risks, including:

•	we or our third-party sales collaborators may not be able to attract and build, or retain, an effective marketing or sales force;

•	the cost of securing or establishing a marketing or sales force may exceed the revenues generated by any products; and

•	our sales and marketing efforts may not be successful.

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

We could incur significant liability if it is determined that we have improperly promoted or are improperly promoting Ocaliva for PBC or any of our product candidates prior to their approval.

Physicians are permitted to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies are not permitted to promote drugs in a manner inconsistent with applicable regulatory guidance. The FDA, DOJ and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting the improper promotion of approved products, as well as the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various governmental authorities in the United States and abroad. For example, in May 2018, we received a subpoena from the SEC requesting information in connection with our patient assistance program and certain of our commercial activities, and in August 2018, we received an inquiry from the DOJ requesting the voluntary production of certain information regarding the Company’s activities and public statements concerning Ocaliva’s dosing, use, adverse events, marketing and reimbursement.

While we have implemented a corporate compliance program based on what we believe are current best practices, we cannot provide any assurance that governmental authorities, including the DOJ, SEC or FDA, will find that our business practices comply with all current or future administrative or judicial interpretations of potentially applicable laws and regulations. In addition, government and regulatory agencies may hold us responsible for any actions by our sales representatives or sales organizations, including our contract sales organization, to the extent that they do not comply with applicable laws and regulations. If we or our contract sales organization fail to comply with any of these laws and regulations, we could be subject to a range of penalties, including criminal and significant civil penalties, fines, damages, curtailment or restructuring of our operations, exclusion, disqualification or debarment from participation in federally- or state-funded healthcare programs or other sanctions or litigation, any of which could have a significant adverse impact on our business, financial condition and results of operations.

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

In addition, the federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of drugs, including us, for which payment is available under certain federal healthcare programs annually to report information related to payments and other transfers of value to physicians and teaching hospitals, and physician ownership and investment interests.

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

A number of pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, including providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in improper promotional activities; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates.

If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil penalties, damages, fines, imprisonment, exclusion of products from reimbursement under United States federal or state healthcare programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, expanding manufacturing capabilities and marketing approved products are expensive, complex and time-consuming undertakings. As a result, we have in the past entered into, and may in the future seek to enter into, collaborations with third parties upon whom we may rely for financial resources and for development, regulatory and commercialization expertise for selected products or product candidates and in selected jurisdictions. For example, Sumitomo Dainippon has an exclusive license to develop and commercialize OCA for the treatment of PBC and NASH in China (excluding Taiwan). We may also establish collaborations with respect to the development and commercialization of OCA in other jurisdictions and for our other product candidates. Additionally, we may enter into sales and marketing arrangements with third parties with respect to our approved products in all or certain jurisdictions.

Our collaborators may fail to develop or effectively commercialize products, product candidates or technologies for a variety of reasons, including a lack of sufficient resources, a decision not to devote the necessary resources due to internal constraints, such as limited cash or human resources, a change in strategic focus or a failure to obtain the necessary regulatory approvals. For example, our strategic collaboration with Sumitomo Dainippon may not be successful due to a number of important factors, including the following:

•	Sumitomo Dainippon has significant discretion in determining the efforts and resources that it will apply to its strategic collaboration with us. The timing and amount of any cash payments, milestones and royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and, if approved, commercialization of OCA in China (excluding Taiwan) by Sumitomo Dainippon;

•	subject to certain restrictions contained in our license agreement, it is possible that Sumitomo Dainippon may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that it licenses from us;

•	Sumitomo Dainippon may change the focus of its development and commercialization efforts or pursue higher-priority programs;

•	Sumitomo Dainippon may, under specified circumstances, terminate our license agreement on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic collaborators or adversely affect how we are perceived in the scientific and financial communities;

•	Sumitomo Dainippon has, under certain circumstances, the right to maintain or defend our intellectual property licensed to it in its territory and, although we may have the right to assume the maintenance and defense of our intellectual property if Sumitomo Dainippon does not, our ability to do so may be compromised by its acts or omissions;

•	Sumitomo Dainippon may utilize our intellectual property in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or expose us to potential liability; and

•	Sumitomo Dainippon may not comply with all applicable regulatory requirements.

We and Sumitomo Dainippon have agreed that if certain clinical development milestones in China (excluding Taiwan) are not met by December 31, 2020, Sumitomo Dainippon may choose either to pay us a milestone payment or terminate our license agreement. If Sumitomo Dainippon fails to develop or effectively commercialize OCA for PBC or NASH in China (excluding Taiwan), or terminates our license agreement, we may not be able to replace it with another collaborator. Sumitomo Dainippon has returned the rights to develop and commercialize OCA in Japan and Korea and we agreed to forego any further milestone or royalty payments with respect thereto. We may not be successful in reaching an agreement with an alternative collaborator for Japan and Korea.

If we are unable to maintain our existing arrangements or enter into any new such arrangements on acceptable terms, if at all, we may be unable to effectively market and sell our products in certain of our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration and similar arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we collaborate with a third party for development and commercialization of a product candidate or approved product, we can expect to relinquish some or all of the control over the future success of that product candidate or approved product to the third party. Our collaboration partner may not devote sufficient resources to the commercialization of our approved products or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators, we may incur increased costs, we may be forced to limit the number of products or product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs or territories for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition could be materially and adversely affected.

If we fail to develop OCA for additional indications such as NASH, our commercial opportunity will be limited.

To date, we have focused the majority of our development efforts on the development of OCA. One of our strategies is to pursue clinical development of OCA for NASH and other progressive non-viral liver diseases, to the extent that we have sufficient funding to do so.

PBC is an orphan disease and the potential market size for Ocaliva for PBC is relatively limited. Furthermore, because a significant proportion of PBC patients do not exhibit any symptoms at the time of diagnosis, PBC may be left undiagnosed for a significant period of time. Due to these factors, our ability to grow revenues will be dependent on our ability to increase market share and successfully develop and commercialize OCA for the treatment of additional indications. In particular, we believe that our future success will depend in large part on the results of our development of OCA for the treatment of NASH. Although NASH is believed to be one of the most prevalent chronic liver diseases worldwide, NASH may be left undiagnosed in patients for a long period of time and a definitive diagnosis of NASH is currently based on a histological assessment of a liver biopsy, which impacts the ability to easily identify patients. Furthermore, even if we are successful in developing and obtaining marketing approval of OCA for the treatment of NASH, we may not be able to successfully commercialize OCA for NASH.

The completion of development, securing of approval and commercialization of OCA for additional indications such as NASH will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully advance any of these indications through the development process. Even if we receive FDA or EMA approval to market OCA for the treatment of NASH or any other additional indications, we cannot assure you that any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize OCA for NASH or other additional indications, our commercial opportunity will be limited and our business prospects will suffer.

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

Off-label uses of other potential treatments may limit the commercial potential of our products and product candidates, especially given the pricing of Ocaliva and the anticipated pricing for our product candidates. For example, while fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported, though certain fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. In NASH, a number of treatments, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodiol, are used off-label. Although none of these treatments have been clearly shown in clinical trials to alter the course of the disease, in a previous study conducted by the NASH Clinical Research Network, similar improvements to those observed with OCA in the FLINT trial in certain histological measures of NASH were reported with vitamin E and pioglitazone. Various other treatments, both approved and unapproved, have been used in the other indications we are targeting.

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

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva in certain jurisdictions in which it is approved, including the United States, Europe and Canada, using our internal commercial organization, as well as a contract sales organization, and may develop commercial infrastructure or utilize the services of third-party collaborators in other jurisdictions. In addition, Sumitomo Dainippon has an exclusive license to develop and commercialize OCA for the treatment of PBC and NASH in China (excluding Taiwan). Our international operations and business relationships subject us to additional risks that may materially adversely affect our business and ability to attain or sustain profitability, including:

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

We have significantly expanded our operations in recent years, and plan to continue our expansion to support our future development strategy for OCA for indications other than PBC, including NASH. We may experience difficulties in managing our significant growth.

We have significantly expanded our operations, including the size of our employee base, in recent years and expect to continue to grow as we pursue our future development and commercialization strategy. As we advance our preclinical and clinical development programs for OCA and our other product candidates, seek regulatory approval in the United States and elsewhere and increase the number of ongoing product development programs, we will need to increase our product development, scientific and administrative headcount. We will also need to grow our commercial capabilities. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems currently in place may experience difficulty in adjusting to our growth and strategic focus.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA, the SEC or other domestic or foreign regulators, provide accurate information to the FDA, the SEC or other domestic or foreign regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations in the United States and abroad intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Misconduct and misappropriation of confidential information by our employees or third parties may also include improper trading in our securities, which may harm our reputation and result in enforcement actions against us. We have adopted a global code of business conduct and implemented a corporate compliance program, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental inquires, investigations or other actions or lawsuits stemming from a failure to comply with applicable laws or regulations. The outcome of any such inquiry, investigation, action or lawsuit could have a significant negative impact on our business, including as a result of the imposition of significant fines or other sanctions. In addition, the institution of any such inquiry, investigation, action or lawsuit could negatively impact the market price of our securities.

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

We have obtained limited product liability insurance coverage. Our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Large judgments have been awarded in class action lawsuits based on the unanticipated side effects of drug products. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

Our insurance policies are expensive and only protect us from some business risks, which leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if our current levels of coverage are adequate or if we will be able to obtain insurance with adequate levels of coverage in the future, if at all. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price, among other factors, may result in us being required to pay substantially higher premiums for our directors’ and officers’ insurance, and may make it difficult for us to obtain adequate coverage on reasonable terms, if at all.

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

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products such as Ocaliva and product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering our products such as Ocaliva and product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, using our proprietary technologies or from marketing products that are very similar or identical to ours.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions, and the legal standards relating to the patentability, validity and enforceability of pharmaceutical patents are evolving. Changes in either the patent laws or in interpretations of patent laws in U.S. and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may issue from the applications we have filed or may file in the future or those that we may license from third parties. Additionally, our currently pending or future patent applications may not result in issued patents, and any term extensions that we seek may not be granted. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology or enable third parties to develop and market products that are similar or identical to ours.

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

Others have filed, and in the future, are likely to file, patent applications covering products and technologies that are similar or competitive to ours, or may be important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in infringement, interference, derivation, opposition, nullity or invalidity proceedings before U.S. or non-U.S. patent offices.

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

Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we have applied for an extension to the patent term for this patent in the United States through late 2027. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we have applied for supplementary patent certification (“SPC”) to extend the patent term for this patent in the European Union through late 2027. We have received grants of SPC in Austria, Denmark, France, Germany, Ireland, Italy, Norway, Spain and Sweden and we expect to take similar actions in other jurisdictions and countries where similar regulations exist. In the event that we are unable to obtain any patent term extensions, the issued composition of matter patents for OCA are expected to expire in 2022 at the earliest and 2033 at the latest if the appropriate maintenance renewal, annuity, or other government fees are paid. We expect that the other patents in the OCA portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2022 to 2036.

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

We may be subject to additional suits or proceedings brought in the future and, as has been the case with many companies in our industry, we may from time to time receive inquiries and subpoenas and other types of information requests from government authorities and others. For example, in May 2018, we received a subpoena from the SEC requesting information in connection with our patient assistance program and certain of our commercial activities, and in August 2018, we received an inquiry from the DOJ requesting the voluntary production of certain information regarding the Company’s activities and public statements concerning Ocaliva’s dosing, use, adverse events, marketing and reimbursement. While the ultimate outcome of any such investigations, inquiries, information requests and legal proceedings is difficult to predict, adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, significant costs, payments, damages or fines or other administrative, civil or criminal remedies, liabilities or penalties, which may have a material adverse effect on our business, results of operations and financial condition. In addition, monitoring and defending against legal actions, whether or not meritorious, and responding to investigations, inquiries and information requests is expensive, time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve such matters. Although we may receive insurance coverage for certain adversarial proceedings, coverage could be denied or prove to be insufficient. It is possible that we could, in the future, incur judgment or enter into settlement of claims for monetary damages. A decision adverse to our interests could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section, elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, these factors include:

•	failure to successfully commercialize Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization or our inability to maintain regulatory approval for Ocaliva in such jurisdictions or receive marketing authorization for Ocaliva in other jurisdictions;

•	any issues, delays or failures in identifying patients, enrolling patients, treating patients or completing and timely reporting the results of our NASH or PBC clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an investigational new drug application, NDA, MAA or comparable submission for any of our products or product candidates, including OCA for NASH, and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;

•	failure to successfully develop, obtain regulatory approval of and, if approved, commercialize OCA for indications other than PBC, such as NASH, or any of our other product candidates;

•	any potential side effects associated with Ocaliva for PBC, OCA for NASH or our other product candidates;

•	inability to obtain adequate product supply of OCA or any of our other product candidates or the inability to do so at acceptable prices;

•	results of clinical trials of our competitors’ products and product candidates;

•	regulatory actions with respect to our products or product candidates or our competitors’ products or product candidates;

•	changes in laws or regulations applicable to our products or product candidates;

•	failure to meet or exceed financial projections or guidance we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	competition from existing products or new products that may emerge;

•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	additions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liabilty or other litigation;

•	sales of our common stock by us, our insiders or our other stockholders;

•	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements, or prevent system failures, data breaches or violations of data protection laws;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic, industry and market conditions.

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

In addition, pursuant to the securities purchase agreement that we entered into with the purchasers in the Concurrent Private Placement, such purchasers have the right, subject to certain conditions, to require us to file a registration statement covering the sale of their shares of our common stock purchased in the Concurrent Private Placement. Once we register the offer and sale of these shares, the shares can be freely sold in the public market.

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

Unregistered Sales of Equity Securities

We did not make any sales of equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended September 30, 2018.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2018 through July 31, 2018	3,895	$84.17	—	—
August 1, 2018 through August 31, 2018	694	$109.62	—	—
September 1, 2018 through September 30, 2018	—	—	—	—
Total	4,589	$88.02	—	—

(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

Item 5.	Other Information.

On October 30, 2018, we entered into a Fourth Amendment (the “San Diego Lease Amendment”) to our lease (the “San Diego Lease”) with Irvine Eastgate Office II LLC relating to space leased by us in San Diego, California. The San Diego Lease Amendment extends the term of the San Diego Lease through July 2020 on the terms and subject to the conditions set forth therein.

The foregoing is only a summary description of the terms of the San Diego Lease Amendment, does not purport to be complete and is qualified in its entirety by reference to the San Diego Lease Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Fourth Amendment to Lease, dated as of October 30, 2018, between the Registrant and Irvine Eastgate Office II LLC.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017 (audited), (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Registrant under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

Date: November 1, 2018	By:	/s/ Mark Pruzanski
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer and Treasurer
(Principal Financial Officer)

