Form 10-Q
period 2019-03-31
INTERCEPT PHARMACEUTICALS, INC.
filed 2019-05-08
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001‑35668

INTERCEPT PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22‑3868459
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Hudson Yards, 37th Floor

New York, NY 10001

(Address of Principal Executive Offices and Zip Code)

(646) 747‑1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICPT	Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes   ☐     No   ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2019 was 29,777,078.

Intercept Pharmaceuticals, Inc.

Unless the context otherwise requires, references in this Quarterly Report on Form 10‑Q to “we,” “our,” “us” and the “Company” refer, collectively, to Intercept Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements, including, but not limited to, statements regarding the progress, timing and results of our clinical trials, including our clinical trials for the treatment of nonalcoholic steatohepatitis (“NASH”), the safety and efficacy of our approved product, Ocaliva (obeticholic acid or “OCA”) for primary biliary cholangitis (“PBC”), and our product development candidates, including OCA for NASH, the timing and acceptance of our potential regulatory filings and potential approval of OCA for NASH or any other indications in addition to PBC, the timing and potential commercial success of OCA and any other product candidates we may develop and our strategy, future operations, future financial position, future revenue, projected costs, financial guidance, prospects, plans, objectives of management and expected market growth.

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
•

the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10‑Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10‑K for the year ended December 31, 2018.

NOTE REGARDING TRADEMARKS

The Intercept Pharmaceuticals® name and logo and the Ocaliva® name and logo are either registered or unregistered trademarks or trade names of the Company in the United States and/or other countries. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10‑Q are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10‑Q  may appear without the ® and TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights to these trademarks and trade names.

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$54,724	$43,248
Investment debt securities, available-for-sale	298,818	392,912
Accounts receivable, net	29,440	25,694
Prepaid expenses and other current assets	19,819	20,571
Total current assets	402,801	482,425
Fixed assets, net	7,464	10,411
Inventory, net	7,370	7,108
Security deposits	8,340	9,223
Other assets	12,283	—
Total assets	$438,258	$509,167
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$101,886	$105,109
Short-term interest payable	3,738	7,475
Short-term portion of deferred revenue	2,717	1,621
Total current liabilities	108,341	114,205
Long-term liabilities:
Long-term debt	375,351	371,250
Long-term other liabilities	9,162	3,771
Long-term portion of deferred revenue	405	811
Total liabilities	$493,259	$490,037
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity:
Common stock par value $0.001 per share; 45,000,000 shares authorized; 29,777,078 and 29,693,876 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	30	30
Additional paid-in capital	1,815,193	1,800,144
Accumulated other comprehensive loss, net	(1,169)	(2,259)
Accumulated deficit	(1,869,055)	(1,778,785)
Total stockholders’ (deficit) equity	(55,001)	19,130
Total liabilities and stockholders’ (deficit) equity	$438,258	$509,167

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018

Revenue:
Product revenue, net	$51,847	$35,158
Licensing revenue	405	805
Total revenue	52,252	35,963
Operating expenses:
Cost of sales	574	280
Selling, general and administrative	77,227	62,467
Research and development	58,396	48,672
Total operating expenses	136,197	111,419
Operating loss	(83,945)	(75,456)
Other income (expense):
Interest expense	(7,839)	(7,509)
Other income, net	1,514	1,375
	(6,325)	(6,134)
Net loss	$(90,270)	$(81,590)
Net loss per common and potential common share:
Basic and diluted	$(3.03)	$(3.22)
Weighted average common and potential common shares outstanding:
Basic and diluted	29,760	25,309

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018

Net loss	$(90,270)	$(81,590)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized gains (losses) on investment debt securities	803	(374)
Reclassification adjustment for realized gains on investment debt securities included in other income, net	4	—
Net unrealized gains (losses) on investment debt securities	$807	$(374)
Foreign currency translation gains	283	517
Comprehensive loss	$(89,180)	$(81,447)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance - December 31, 2018	29,694	$30	$1,800,144	$(2,259)	$(1,778,785)	$19,130
Stock-based compensation	—	—	14,897	—	—	14,897
Net proceeds from exercise of stock options	83	—	943	—	—	943
Employee withholding taxes related to stock-based awards	—	—	(791)	—	—	(791)
Other comprehensive income	—	—	—	1,090	—	1,090
Net loss	—	—	—		(90,270)	(90,270)
Balance - March 31, 2019	29,777	$30	$1,815,193	$(1,169)	$(1,869,055)	$(55,001)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance - December 31, 2017	25,173	$25	$1,486,690	$(786)	$(1,469,543)	$16,386
Stock-based compensation	—	—	12,305	—	—	12,305
Net proceeds from exercise of stock options	159	—	481	—	—	481
Employee withholding taxes related to stock-based awards	—	—	—	—	—	—
Other comprehensive income	—	—	—	143	—	143
Net loss	—	—	—		(81,590)	(81,590)
Balance - March 31, 2018	25,332	$25	$1,499,476	$(643)	$(1,551,133)	$(52,275)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(90,270)	$(81,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,897	12,305
(Accretion) amortization of (discount) premium on investment debt securities	(299)	502
Amortization of deferred financing costs	406	373
Depreciation and amortization	2,400	1,290
Gain on lease termination	(1,995)	—
Loss on the disposal of fixed assets	2,683	901
Accretion of debt discount	3,695	3,399
Changes in operating assets:
Prepaid expenses and other current assets	752	(3,920)
Accounts receivable	(3,746)	(443)
Inventory	(262)	(4,458)
Security deposits	883	8,415
Other assets	(19,716)	—
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(800)	(20,690)
Operating lease liabilities	(1,638)	—
Long-term other liabilities	12,632	(407)
Interest payable	(3,737)	(3,738)
Deferred revenue	690	(805)
Net cash used in operating activities	(83,425)	(88,866)
Cash flows from investing activities:
Purchases of investment debt securities	(5,212)	(28,466)
Sales and maturities of investment debt securities	100,412	95,273
Purchases of equipment, leasehold improvements, and furniture and fixtures	(733)	(89)
Net cash provided by investing activities	94,467	66,718
Cash flows from financing activities:
Proceeds from exercise of options, net	943	481
Payments of employee withholding taxes related to stock-based awards	(791)	—
Net cash provided by financing activities	152	481
Effect of exchange rate changes	282	525
Net increase (decrease) in cash and cash equivalents	11,476	(21,142)
Cash and cash equivalents – beginning of period	43,248	70,013
Cash and cash equivalents – end of period	$54,724	$48,871

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

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019.  In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10‑K  for the year ended December 31, 2018 filed with the SEC.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10‑K for the year ended December 31, 2018.

Leases

The Company determines if an arrangement is a lease at inception and records right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheets at lease commencement based on the present value of remaining lease payments over the lease term.  The Company only considers payments that are fixed and determinable at the time of commencement. Operating leases are included in other assets, accounts payable, accrued expenses and other liabilities and long-term other liabilities on the condensed consolidated balance sheets.

Operating lease liabilities are recognized based on the present value of the future minimum lease payments discounted by the Company’s incremental borrowing rate. The Company measures ROU assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

For short-term leases, the Company records rent expense in its consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.

Additional information and disclosures are contained in Note 8 —  Operating Leases below.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements”. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 using the effective date as the date of initial application. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases. Upon adoption, the Company recognized additional operating liabilities of $25.4 million, with corresponding ROU assets of $19.6 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after

December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASU 2018-07 on January 1, 2019 on a modified retrospective basis through a cumulative-effect adjustment to equity by remeasuring, on that date, the fair value of all outstanding unvested stock options that had been granted to nonemployees. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces  the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company plans to adopt ASU 2018-13 effective January 1, 2020 and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements and related disclosures.

4.    Significant Agreements

Sumitomo Dainippon Pharma Co., Ltd.

In March 2011, the Company entered into an exclusive license agreement (the “Original Sumitomo Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which the Company granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). The Company received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original Sumitomo Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid the Company a $1.0 million upfront fee in connection therewith. In February 2018, the Company and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original Sumitomo Agreement (as amended, the “Sumitomo Agreement”). Pursuant to the Sumitomo Amendment, (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) the Company agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, the Company and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to the Company or terminate the Sumitomo Agreement. Sumitomo Dainippon may also terminate the Sumitomo Agreement in its entirety or on an indication-by-indication basis at any time upon 90 days’ written notice. As of March 31, 2019, the Company had achieved $6.0 million of development milestones under the Sumitomo Agreement. The Company may be eligible to receive additional milestone payments under the Sumitomo Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan). Sumitomo Dainippon is responsible for the costs of developing and commercializing OCA in its territory.

The Company has concluded that Sumitomo Dainippon does not represent a customer of the Company, and therefore the Sumitomo Agreement is outside of the scope of ASC 606. The Company has accounted, and continues to account, for this agreement under the legacy accounting guidance. Under ASC Topic 605, Revenue Recognition, the Company evaluated this agreement and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this agreement include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. The development period is currently estimated as continuing through June 2020 and, as such, the $15.0 million upfront payment is being recognized ratably over this period. During the three months ended March 31, 2019 and 2018, the Company recorded licensing revenue of approximately $0.4 million and $0.8 million, respectively, under this agreement. Included in licensing revenue for the three months ended March 31, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that the Company received under the Original Sumitomo Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea.

The Company recognizes milestone payments when the associated milestones are achieved. As of March 31, 2019 and December 31, 2018, the Company had recorded deferred revenues of $2.0 million and $2.4 million, respectively, under this agreement.

5.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$54,724	$—	$—	$54,724
Investment debt securities:
Commercial paper	8,987	—	(2)	8,985
Corporate debt securities	280,291	221	(127)	280,385
U.S. government and agency securities	9,438	12	(2)	9,448
Total investment debt securities	298,716	233	(131)	298,818
Total cash, cash equivalents and investment debt securities	$353,440	$233	$(131)	$353,542

	As of December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$43,248	$—	$—	$43,248
Investment debt securities:
Commercial paper	34,353	—	(26)	34,327
Corporate debt securities	349,854	27	(704)	349,177
U.S. government and agency securities	9,410	5	(7)	9,408
Total investment debt securities	393,617	32	(737)	392,912
Total cash, cash equivalents and investment debt securities	$436,865	$32	$(737)	$436,160

As of March 31, 2019, the Company held a total of twenty positions that were in a continuous unrealized loss position for twelve months or longer. The Company has determined that the unrealized losses are deemed to be temporary impairments as of March 31, 2019. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other-than-temporarily impaired at March 31, 2019.

6.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	March 31, 2019	December 31, 2018
		(in thousands)
Office equipment and software	3	$4,051	$3,986
Leasehold improvements	Over life of lease	10,406	14,464
Furniture and fixtures	7	4,017	3,907
Subtotal		18,474	22,357
Less: accumulated depreciation		(11,010)	(11,946)
Fixed assets, net		$7,464	$10,411

7.    Inventory, Net

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Work-in-process	$7,224	$7,019
Finished goods	146	89
Inventory, net	$7,370	$7,108

8. Operating Leases

The Company leases various office spaces under non-cancelable operating leases with original lease periods expiring between 2019 and 2024. The Company subleases one of its office spaces to a third party. The Company also enters into leases for equipment. A number of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is typically at the sole discretion of the Company;  therefore, all renewals to extend the lease terms are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, includes the renewal period in the lease term. These operating leases do not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.

The Company has elected the practical expedient to exclude short-term leases from its ROU assets and lease liabilities; therefore leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company elected the practical expedient not to separate non-lease components from all leases. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s incremental borrowing rate is the estimated rate that would be required to pay for a collateralized borrowing equal to the total lease payment over the lease term. The Company estimates its incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to its own.

Operating lease assets and liabilities are classified on the condensed consolidated balance sheets as follows:

Leases	Classification	March 31, 2019
Assets		(in thousands)
Operating lease assets	Other assets	$12,283
Total leased assets		$12,283

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$6,701
Noncurrent
Operating lease liabilities	Long-term other liabilities	9,158
Total lease liabilities		$15,859

Operating lease costs for the three months ended March 31, 2019 are as follows:

		Three Months Ended
Lease Cost	Classification	March 31, 2019
		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$1,678
Short-term lease cost	Selling, general and administrative expenses	826
Variable lease cost	Selling, general and administrative expenses	224
Sublease income	Other income, net	(180)
Net lease cost		$2,548

The weighted-average remaining term of the Company’s operating leases was 2.9 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.0% as of March 31, 2019.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of March 31, 2019 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2019	$5,658
2020	6,194
2021	2,879
2022	948
2023	948
Thereafter	395
Total lease payments	17,022
Less: Present value discount	(1,163)
Total operating lease liabilities	$15,859

Cash payments included in the measurement of the Company’s lease liabilities were $1.9 million for the three months ended March 31, 2019.

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accounts payable	$18,580	$11,765
Accrued employee compensation	11,521	20,335
Accrued contracted services	46,624	54,681
Other liabilities	18,460	18,328
Operating lease liabilities	6,701	—
Accounts payable, accrued expenses and other liabilities	$101,886	$105,109

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

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2019
Assets:
Money market funds (included in cash and cash equivalents)	$40,607	$40,607	$—	$—
Available-for-sale debt securities:
Commercial paper	8,985	—	8,985	—
Corporate debt securities	280,385	—	280,385	—
U.S. government and agency securities	9,448	—	9,448	—
Total financial assets	$339,425	$40,607	$298,818	$—

December 31, 2018
Assets:
Money market funds (included in cash and cash equivalents)	$11,647	$11,647	$—	$—
Available-for-sale debt securities:
Commercial paper	34,327	—	34,327	—
Corporate debt securities	349,177	—	349,177	—
U.S. government and agency securities	9,408	—	9,408	—
Total financial assets	$404,559	$11,647	$392,912	$—

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	March 31, 2019	December 31, 2018
	(in thousands)
Due in one year or less	$269,399	$319,717
Due after one year through two years	29,419	73,195
Total investments in debt securities	$298,818	$392,912

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

11.  Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Long-term debt	$375,351	$371,250
Less current portion	—	—
Long-term debt outstanding	$375,351	$371,250

On July 6, 2016, the Company issued and sold $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “Convertible Notes”). The Company received net proceeds from the sale of the Convertible Notes of $447.6 million, after deducting underwriting discounts and estimated offering expenses of approximately $12.4 million. The Company used approximately $38.4 million of such net proceeds to fund the cost of the Capped Call Transactions (as defined below) that were entered into in connection with the issuance of the Convertible Notes.

The Convertible Notes were issued pursuant to an indenture, as supplemented by a first supplemental indenture, each dated as of July 6, 2016 (collectively, the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The Convertible Notes are senior unsecured obligations of the Company, bear interest at a fixed rate of 3.25% per year (payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2017) and will mature on July 1, 2023, unless earlier repurchased, redeemed or converted. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2023 only under the following circumstances: (i) during any calendar quarter commencing after September 30, 2016, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after January 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock (and cash in lieu of any fractional shares) or a combination of cash and shares of the Company’s common stock, at the Company’s election. The initial conversion rate of the Convertible Notes is 5.0358 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $198.58 per share of the Company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if certain make-whole fundamental changes occur, the Company will, in certain circumstances, increase the conversion rate for any Convertible Notes converted in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to July 6, 2021. The Company may redeem for cash all or part of the Convertible Notes, at its option, on or after July 6, 2021, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Indenture provides for customary events of default.

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

In accordance with ASC Subtopic 470‑20, “Debt with Conversion and Other Options,” the Company used an effective interest rate of 8.4% to determine the liability component of the Convertible Notes. This resulted in the recognition of

$334.4 million as the liability component of the Convertible Notes and the recognition of the residual $113.1 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes.

Interest expense was $7.8 million and $7.5 million for the three months ended March 31, 2019 and 2018, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $3.7 million and $7.5 million as of March 31, 2019 and December 31, 2018, respectively. The Company recorded debt issuance costs of $12.4 million, which are being amortized using the effective interest method. As of March 31, 2019, $8.4 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-term debt, in accordance with ASU No. 2015‑03, “Interest – Imputation of Interest (Subtopic 835‑30): Simplifying the Presentation of Debt Issuance Costs.” As of March 31, 2019, $460.0 million aggregate principal amount of the Convertible Notes was outstanding.

12.  Product Revenue, Net

The Company recognized net sales of Ocaliva of $51.8 million and $35.2 million for the three months ended March 31, 2019 and 2018, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Product revenue, net:
U.S.	$37,991	$28,513
ex-U.S.	13,856	6,645
Total product revenue, net	$51,847	$35,158

13.  Stockholders’ (Deficit) Equity

On April 9, 2018, the Company issued and sold (i) 2,695,313 shares of common stock in a registered public offering (including 351,563 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $64.00 per share (the “Public Offering”) and (ii) 1,562,500 shares of common stock (the “Private Placement Shares”) in a concurrent private placement (the “Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended, at a purchase price per share equivalent to the price to the public set in the Public Offering and pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) that the Company entered into with the purchasers in the Concurrent Private Placement (the “Private Placement Purchasers”). Pursuant to the Securities Purchase Agreement, the Company granted to the Private Placement Purchasers certain registration rights requiring the Company, upon request of the Private Placement Purchasers (and/or certain affiliate transferees thereof) on or after June 5, 2018 and subject to certain terms and conditions, to register the resale by such Private Placement Purchasers (and/or such affiliates) of the Private Placement Shares held by them. Pursuant to the Securities Purchase Agreement, such registration rights expired on April 4, 2019.

14.  Stock Compensation

The Company’s 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of its initial public offering in October 2012. At the same time, the Company’s 2003 Stock Incentive Plan (“2003 Plan”) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

On January 1, 2019, the number of shares available for issuance under the 2012 Plan increased by  1,187,599 shares, as a result of the automatic increase provisions thereof.

The estimated fair value of the stock options granted in the three months ended March 31, 2019 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the restricted stock units (“RSUs”) granted in the three months ended March 31, 2019 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the three months ended March 31, 2019 was determined utilizing the Monte Carlo simulation method.

The following table summarizes stock option activity during the three months ended March 31, 2019:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2018	1,873	$97.63	7.5	$45,381
Granted	392	$110.82	—	$—
Exercised	(17)	$54.60	—	$—
Cancelled/forfeited	(14)	$86.41	—	$—
Expired	(10)	$142.49	—	$—
Outstanding at March 31, 2019	2,224	$100.15	7.7	$57,032
Expected to vest	1,180	$93.78	8.9	$26,111
Exercisable	1,044	$107.35	6.4	$30,921

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those options that had exercise prices lower than the deemed fair value of the Company’s common stock. As of March 31, 2019, the total compensation cost related to non-vested option awards not yet recognized is approximately $63.1 million with a weighted average remaining vesting period of 1.5 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended March 31,
	2019	2018
Volatility	87.0 - 87.2%	60.9%
Expected term (in years)	6.0	6.0
Risk-free rate	2.5 - 2.9%	2.4 - 2.7%
Expected dividend yield	—%	—%

Effective January 1, 2019, the Company changed its expected volatility assumption to be estimated based on the historical stock price volatility of the Company over the expected term. In prior years, the expected volatility was estimated based on historical volatility information of publicly-traded peer companies.

The following table summarizes the aggregate RSU, restricted stock award (“RSA”), PRSU and performance restricted share award (“PRSA”) activity during the three months ended March 31, 2019:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2018	773	$76.10
Granted	296	$116.48
Vested	(162)	$71.62
Forfeited	(12)	$76.68
Non-vested awards at March 31, 2019	895	$90.25

As of March 31, 2019, there was approximately $69.8 million of total unrecognized compensation expense related to unvested RSUs, RSAs,  PRSUs and PRSAs, which is expected to be recognized over a weighted average period of 1.6 years.

During the three months ended March 31, 2019, the Company granted a total of 57,800  PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3‑year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent  (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PRSUs. The Company recorded approximately $0.7 million of stock-based compensation related to such PRSUs during the three months ended March 31, 2019.

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

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Selling, general and administrative	$11,331	$8,676
Research and development	3,566	3,629
Total stock-based compensation	$14,897	$12,305

15.  Commitments and Contingencies

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

16.  Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three months ended March 31, 2019 and 2018, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2019 and 2018, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Convertible Notes	2,316	2,316
Options	2,224	2,230
Restricted stock units	645	847
Total	5,185	5,393

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our lead product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis and adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. We currently intend to file a New Drug Application (“NDA”) with the FDA in the third quarter of 2019 seeking approval of OCA for NASH, and a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) for OCA for NASH in the fourth quarter of 2019. We also continue to work towards expanding our overall NASH development program with additional trials and studies, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial.

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

Recent Developments

Phase 3 REGENERATE Trial Topline Results

In February 2019, we announced topline results from our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis and adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. NASH resolution is defined as the overall histopathologic interpretation of (i) no fatty liver disease or (ii) fatty liver disease (simple or isolated steatosis) without steatohepatitis AND a nonalcoholic fatty liver disease activity score (“NAS”) of 0 for ballooning and 0-1 for inflammation. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. We currently intend to file an NDA with the FDA in the third quarter of 2019 seeking approval of OCA for NASH, and an MAA with the EMA for OCA for NASH in the fourth quarter of 2019. REGENERATE is planned to continue through clinical outcomes in order to confirm clinical benefit. The end-of-study analysis will evaluate the effect of OCA on mortality and liver-related clinical outcomes, as well as its long-term safety.

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

We recognized net sales of Ocaliva of $51.8 million and $35.2 million for the three months ended March 31, 2019 and 2018, respectively.

Licensing Revenue

In March 2011, we entered into an exclusive license agreement (the “Original Sumitomo Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which we granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). We received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original Sumitomo Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid us a $1.0 million upfront fee in connection therewith. In February 2018, we and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original Sumitomo Agreement (as amended, the “Sumitomo Agreement”), pursuant to which (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) we agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, we and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to us or terminate the Sumitomo Agreement. Sumitomo Dainippon may also terminate the Sumitomo Agreement in its entirety or on an indication-by-indication basis at any time upon 90 days’ written notice. As of March 31, 2019, we had achieved $6.0 million of development milestones under the Sumitomo Agreement.  We may be eligible to receive additional milestone payments under the Sumitomo Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan).

For accounting purposes, the upfront payments were recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. For the three months ended March 31, 2019 and 2018, we recognized $0.4 million and $0.8 million, respectively, in licensing revenue related to the amortization of the upfront payments under the Sumitomo Agreement. Included in licensing revenue for the three months ended March 31, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that we received under the Original Sumitomo Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea. We anticipate that we will recognize additional revenue of approximately $2.0 million through June 2020, related to the amortization of upfront payments under the Sumitomo Agreement.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue:
Product revenue, net	$51,847	$35,158
Licensing revenue	405	805
Total revenue	52,252	35,963

Operating expenses:
Cost of sales	574	280
Selling, general and administrative	77,227	62,467
Research and development	58,396	48,672
Total operating expenses	136,197	111,419
Operating loss	(83,945)	(75,456)
Other income (expense):
Interest expense	(7,839)	(7,509)
Other income, net	1,514	1,375
	(6,325)	(6,134)
Net loss	$(90,270)	$(81,590)

Revenues

Product revenue, net was $51.8 million and $35.2 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, product revenue, net was comprised of U.S. Ocaliva net sales of $38.0 million and $28.5 million, respectively, and ex-U.S. Ocaliva net sales of $13.8 million and $6.7 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the three months ended March 31, 2019 and 2018, licensing revenue was $0.4 million and $0.8 million, respectively, in each case, related to the amortization of upfront payments under the Sumitomo Agreement. The decrease in licensing revenue related to the accelerated recognition in the first quarter of 2018 of certain upfront payments under the Original Sumitomo Agreement resulting from the Sumitomo Amendment.

Cost of sales

Cost of sales was $0.6 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. Our cost of sales for the quarters ended March 31, 2019 and 2018 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $77.2 million and $62.5 million for the three months ended March 31, 2019 and 2018, respectively. The $14.7 million net increase between periods was primarily driven by increases in NASH pre-launch activities.

Research and development expenses

Research and development expenses were $58.4 million and $48.7 million for the three months ended March 31, 2019 and 2018, respectively. The $9.7 million net increase between periods was primarily driven by increases in OCA NASH development program expenses, including costs associated with the REGENERATE readout in the first quarter of 2019.

Interest expense

Interest expense was $7.8 million and $7.5 million for the three months ended March 31, 2019 and 2018, respectively, in each case, related to the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “Convertible Notes”) that we issued in July 2016.

Other income, net

Other income, net was $1.5 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the three months ended March 31, 2019 and 2018, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(83,425)	$(88,866)
Investing activities	94,467	66,718
Financing activities	152	481
Effect of exchange rate changes	282	525
Net increase (decrease) in cash and cash equivalents	$11,476	$(21,142)

Operating Activities. Net cash used in operating activities of approximately  $83.4 million during the three months ended March 31, 2019 was primarily a result of our $90.3 million net loss,  a net decrease in operating assets and liabilities of $14.9 million and a gain on lease termination of $2.0 million, partially offset by $14.9 million in stock-based compensation, $3.7 million for accretion of the discount on the Convertible Notes, $2.7 million for loss on the disposal of fixed assets and $2.4 million of depreciation and amortization.

Net cash used in operating activities of approximately $88.9 million during the three months ended March 31, 2018 was primarily a result of our $81.6 million net loss and a net decrease in operating assets and liabilities of $26.0 million, partially offset by $12.3 million in stock-based compensation, $3.4 million for accretion of the discount on the Convertible Notes, $0.5 million for amortization of investment premium, $0.9 million for loss on the disposal of fixed assets and $1.3 million of depreciation.

Investing Activities.  For the three months ended March 31, 2019, net cash provided by investing activities primarily reflects the sale of investment debt securities of $100.4 million, partially offset by the purchase of investment debt securities of $5.2 million.

For the three months ended March 31, 2018, net cash provided by investing activities primarily reflects the sale of investment debt securities of $95.3 million, partially offset by the purchase of investment debt securities of $28.5 million.

Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2019 consisted primarily of $0.2 million from the exercise of options to purchase common stock net of payments of employee withholding taxes related to stock-based awards.

Net cash provided by financing activities in the three months ended March 31, 2018 consisted primarily of $0.5 million from the exercise of options to purchase common stock.

Future Funding Requirements

As of March 31, 2019, we had $353.5 million in cash, cash equivalents and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2019. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

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
•

the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10‑Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)),  required by Rule 13a‑15(b) or 15d‑15(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10‑Q, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our significant legal proceedings, see Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 should be carefully considered before deciding whether to invest in our securities. The risks and uncertainties described below and in our other filings are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks, or such unknown risks, occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In that case, the market price of our securities could decline, and you may lose all or part of your investment.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $309.2 million, $360.4 million and $412.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $90.3 million and $81.6 million for the three months ended March 31, 2019 and 2018, respectively. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements. At March 31, 2019, we had $353.5 million in cash, cash equivalents and investment debt securities.

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

As of March 31, 2019, we had $353.5 million in cash, cash equivalents and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2019.  These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

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

•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
•	our need for and ability to generate or obtain additional financing;
•	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof
•	our use of cash and short-term investments;
•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
•	our ability to obtain and maintain adequate insurance coverage;

•	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
•

the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10‑Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

•	our collaborators’ election to pursue research, development and commercialization activities;
•	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;

•	our need for and ability to generate or obtain additional financing;
•	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof
•	our use of cash and short-term investments;
•	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
•	our ability to obtain and maintain adequate insurance coverage;
•	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
•

the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10‑Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

As is the case with the approval of Ocaliva for PBC, approvals may be conditional upon the completion of one or more clinical trials. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including, for example, regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding safety or risk-benefit profile, different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or approved products. Initial and continued regulatory approval is also dependent on successfully passing regulatory inspection requirements applicable to us, our clinical sites and our key vendors, including requirements that we and such parties comply with applicable good clinical, pharmacovigilance, laboratory and manufacturing practices regulations. Critical findings could jeopardize or delay the approval of our NDAs or MAAs or impair our ability to maintain our marketing approvals.

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

In order to obtain regulatory approval for OCA for indications other than PBC, we will need to complete a number of additional clinical trials and studies. For example, in connection with our Phase 3 clinical program of OCA for NASH, we are currently conducting our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. Our ability to obtain and maintain the regulatory approvals necessary to commercialize OCA for indications other than PBC, including NASH, will depend on our ability to successfully design, conduct and complete these trials, the efficacy, safety and risk-benefit profile of OCA demonstrated by such trials and our ability to prepare and submit complex regulatory filings in accordance with applicable regulatory requirements.

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

Our ongoing Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH incorporates an interim primary surrogate endpoint that may serve as the basis for a regulatory submission for accelerated approval in the United States and conditional approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA for NASH are subject to similar risks as discussed above in relation to OCA for PBC. In the REGENERATE primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. In November 2018, the EMA issued draft regulatory guidance in which it presented its preliminary views with respect to various NASH clinical development matters, including with respect to potential surrogate endpoints, and requested comments thereon by August 2019. Although we did not reach agreement with the EMA on the definition and analysis of a surrogate endpoint prior to the readout of the 18-month analysis of the REGENERATE trial, we believe that the totality of the REGENERATE data supports the submission of an MAA with the EMA. However, the data that we submit to the EMA may not ultimately be found by the EMA to be sufficient for marketing approval.

While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we currently intend to file for approval of OCA for NASH in the United States and Europe  based on the results from the 18-month interim analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for NASH patients with liver fibrosis on an accelerated or conditional basis, or at all. In addition, our regulatory submission may not be accepted by the FDA for review and, even if accepted for review, there may be delays in the FDA’s review process or the FDA may determine that our submission does not support the approval of OCA for the treatment of NASH. Before granting approval, the FDA may also require that we continue our Phase 3 REGENERATE trial until completion to assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Our regulatory pathway for OCA for the treatment of NASH will depend upon our discussions with the FDA and EMA. As a result, we may face difficulty in establishing an acceptable registration strategy with respect to our Phase 3 REGENERATE trial, as well as other trials we may conduct in other subpopulations of NASH patients.

If we continue the development of OCA for primary sclerosing cholangitis (“PSC”), we may seek marketing approval based on a surrogate endpoint. While the EMA issued draft regulatory guidance in November 2018, the FDA has not issued formal guidance regarding a validated surrogate endpoint as a basis for seeking approval in PSC. Identifying an acceptable surrogate endpoint may take longer than we expect and any surrogate endpoint we select may ultimately not be accepted by the FDA, EMA or other applicable regulatory authorities.

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

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of Ocaliva for PBC, our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. We are also conducting our CARE trial of OCA in pediatric patients with biliary atresia as a part of an EMA-approved Pediatric Investigation Plan supporting the conditional approval of Ocaliva for PBC. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that result in a change of trial design or timing. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will begin or be completed on schedule, if at all.

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

In February 2019, we announced topline results from the 18-month analysis of our pivotal Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we currently intend to file for approval of OCA for NASH in the United States and Europe based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for NASH patients with liver fibrosis on an accelerated or conditional basis, or at all.

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

The most common side effects observed in clinical trials of OCA for PBC were pruritus, fatigue, headaches, nausea, constipation and diarrhea. In our Phase 3 POISE trial, pruritus, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment for PBC and was observed in 38% of patients on placebo, 70% of patients in the OCA 10 mg group and 56% of patients in the OCA titration group (5 mg to 10 mg). Eight patients discontinued due to pruritus, of whom none were in the placebo group, seven (10%) were in the OCA 10 mg group and one (1%) was in the OCA titration group. Pruritus also has been observed in other clinical trials of OCA. Decreases in high density lipoprotein (“HDL”) cholesterol were also observed during treatment in our Phase 3 POISE trial. In our Phase 2 trials for OCA for PBC, a dose-response relationship was observed in the occurrence of liver-related adverse reactions, including jaundice, ascites and primary biliary cholangitis flare with dosages of OCA of 10 mg once daily to 50 mg once daily (up to 5-times the highest recommended dosage), as early as one month after starting treatment with OCA. The European label for Ocaliva also notes that elevations in alanine amino transferase and aspartate aminotransferase were observed in patients treated with OCA.

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

In the 18-month analysis of our pivotal Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, the safety population included 1,968 randomized patients who received at least one dose of investigational product (OCA or placebo) with exposures up to 37 months. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. The frequency of serious adverse events was similar across treatment groups (11% in placebo, 11% in OCA 10 mg and 14% in OCA 25 mg), and no serious adverse event occurred in > 1% of patients in any treatment group. There were 3 deaths in the study (2 in placebo: bone cancer and cardiac arrest and 1 in OCA 25 mg: glioblastoma) and none were considered related to treatment. The most common adverse event reported was dose-related pruritus (19% in placebo, 28% in OCA 10 mg and 51% in OCA 25 mg). The incidence of pruritus across all three treatment groups was highest in the first three months and decreased thereafter. The large majority of pruritus events were mild to moderate, with severe pruritus occurring in a small number of patients (< 1% in placebo, < 1% in OCA 10 mg and 5% in OCA 25 mg). A higher incidence of pruritus-associated treatment discontinuation was observed for OCA 25 mg (< 1% in placebo, < 1% in OCA 10 mg and 9% in OCA 25 mg). According to the clinical study protocol, investigator assessed severe pruritus mandated treatment discontinuation. Consistent with observations from previous NASH studies, OCA treatment was associated with an increase in low density lipoprotein (“LDL”) cholesterol, with a peak increase of 22.6 mg/dL at 4 weeks and subsequently reversing and approaching baseline at month 18 (4.0 mg/dL increase from baseline). Triglycerides rapidly and continually decreased in the OCA treatment groups through month 18. There were few and varied serious cardiovascular events and incidence was balanced across the three treatment groups (2% in placebo, 1% in OCA 10 mg and 2% in OCA 25 mg). With respect to hepatobiliary events, more patients (3%) on OCA 25 mg experienced gallstones or cholecystitis compared to < 1% on placebo and 1% on OCA 10 mg. While hepatic serious adverse events were rare (< 1% incidence in each of the three treatment groups), more occurred in the OCA 25 mg group with no pattern attributable to OCA.

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

In December 2015, we initiated a Phase 2 clinical trial, known as the CONTROL trial, to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients. CONTROL enrolled 80 NASH patients who were naïve to statin therapy or had undergone a statin washout period. The study included a 16-week double-blind phase followed by an optional long-term safety extension (“LTSE”) phase of the trial. OCA treatment in the absence of statin therapy over the first four weeks resulted in an increase in LDL across all OCA treatment groups, while the placebo group was relatively unchanged. Treatment with atorvastatin beginning at week four and continuing through week 16 reversed OCA-related increases in LDL to below baseline levels in all OCA treatment groups. Dose-dependent pruritus was the most common adverse event in patients treated with OCA, occurring in 5% of patients on placebo, 5% of patients in the OCA 5 mg group, 10% of patients in the OCA 10 mg group and 55% of patients in the OCA 25 mg group. All adverse events were mild to moderate and two patients discontinued treatment in the OCA 25 mg group due to pruritus. Over 95% of the patients completing the double-blind phase of CONTROL enrolled in the LTSE phase of the trial.

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

We do not manufacture the pharmaceutical products that we sell or the product candidates that we are developing. We rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished product for our commercial sales and for our existing and anticipated clinical trials and preclinical studies. Any inability by our contract manufacturers to continue to provide services to us for any reason could adversely affect our commercialization efforts and clinical development program, and we may be unable to identify, qualify and engage on terms that are favorable to us replacement suppliers on a timely basis, if at all.

We currently have an agreement with PharmaZell GmbH for the manufacture and commercial supply of Ocaliva and, if approved, OCA for NASH. While we have procured supplies for the commercialization of Ocaliva for PBC and, if approved, OCA for NASH, we may not be able to procure sufficient supplies of Ocaliva and, if approved, OCA for NASH on an ongoing basis. We have engaged in activities to qualify additional or back-up suppliers, but these suppliers may not be able to meet our long-term commercial supply requirements for Ocaliva or, if approved, OCA for NASH or other indications on acceptable terms, or at all. We do not have agreements for long-term supplies of any of our other product candidates. We currently obtain supplies and services relating to our other product candidates from our third-party contract manufacturers on a purchase order basis.

The facilities used by any contract manufacturer to manufacture OCA or any of our other product candidates must be the subject of a satisfactory inspection before the FDA or regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products, including Ocaliva. If our manufacturers are unable to meet our requirements in accordance with our product specifications and applicable current Good Manufacturing Practices (“cGMP”) requirements, our products or product candidates will not be approved or, if already approved, may be subject to recall.

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

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to generate business, including the purchase or prescription of a particular product covered by Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers or formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In addition, such exemptions and safe harbors are subject to change from time to time. For example, in early 2019, the U.S. Department of Health and Human Services issued a proposed rule that, if finalized, would modify the discount safe harbor under the federal anti-kickback statute to eliminate protection for certain drug discounts paid by manufacturers to plan sponsors under Medicare Part D or Medicaid managed care organizations or the pharmacy benefit managers working with these organizations.

The Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economic and Clinical Health Act, “HIPAA”) created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or obtain, by means of false or fraudulent pretenses, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. HIPAA also imposes significant requirements on the receipt and transfer of protected health information.

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

Some of the pharmaceutical and biotechnology companies that we expect to compete with include Allergan plc, Acorda Therapeutics, Inc., Arena Pharmaceuticals, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., CymaBay Therapeutics, Inc., Dr. Falk Pharma GmbH, Durect Corporation, Enanta Pharmaceuticals, Inc., ENYO Pharma SAS, Fast Forward Pharmaceuticals BV, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead Sciences, Inc., GlaxoSmithKline plc, Immuron Limited, Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Shire plc, Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. Ocaliva competes with UDCA (or ursodiol), a first-line therapy approved for the treatment of PBC that is available generically at a significantly lower cost than Ocaliva. Bezafibrate, a fibrate that is not approved by the FDA for any indication and is only available outside of the United States, has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH. Genfit SA has an ongoing Phase 3 clinical trial of elafibranor, a dual PPAR alpha/delta agonist, in NASH. Genfit is also studying elafibranor for the treatment of PBC. Gilead Sciences, Inc. is studying selonsertib, an ASK-1 inhibitor, firsocostat, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases acquired from Nimbus Therapeutics, LLC, and cilofexor, an FXR agonist, in NASH patients. Gilead Sciences, Inc. is also studying a number of compounds in other liver diseases including PBC. Allergan plc has an ongoing Phase 3 clinical trial of cenicriviroc, a dual CCR2 and CCR5 inhibitor, for the treatment of NASH. A number of other companies have trials in PBC, NASH and other liver diseases we are targeting.

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

Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we have applied for an extension of the patent term for this patent in the United States through 2027. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we have applied for supplementary patent certification (“SPC”) to extend the patent term for this patent in the European Union through 2027. We have received grants of SPC in Austria, Cyprus, Denmark, France, Germany, Ireland, Italy, Norway, Portugal, Spain and Sweden. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued composition of matter patents for OCA are expected to expire in 2022 at the earliest and 2036 at the latest if the appropriate maintenance, renewal, annuity, or other government fees are paid.

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

Under Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ (deficit) equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. Because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, we report lower net income in our financial results, which could adversely affect the market price of our common stock and the market price of the Convertible Notes.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section and elsewhere in this Quarterly

Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, the factors that may result in wide fluctuations in the price of our common stock include any:

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
•

delay in filing an investigational new drug application, NDA, MAA or comparable submission for any of our product candidates, including OCA for NASH, and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;

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

We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in April 2018, we issued and sold an aggregate of 4,257,813 shares of common stock and in July 2016, we issued and sold $460.0 million of Convertible Notes. Conversions of the Convertible Notes will dilute the ownership interests of existing shareholders to the extent that we elect to deliver shares of our common stock (or a combination of cash and shares of our common stock) in connection therewith. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock. We may also issue shares of common stock, stock options, restricted stock, restricted stock units or other stock-based awards under our existing or future equity incentive plans or other employee or director compensation plans. The issuance of additional shares of common stock (including pursuant to conversions of the Convertible Notes) or other securities convertible into or exchangeable for our common stock, or the perception that such issuances may occur, may materially and adversely affect the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended March 31, 2019.

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

January 1, 2019 through January 31, 2019	3,970	$100.96	—	—
February 1, 2019 through February 28, 2019	2,779	$106.48	—	—
March 1, 2019 through March 31, 2019	—	—	—	—
Total	6,749	$103.23	—	—

(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10‑Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Form of Stock Option Grant Notice and Agreement for Employees and Consultants.

10.2	Form of Restricted Stock Unit Grant Notice and Agreement for Employees and Consultants.

10.3	Form of Performance Stock Unit Grant Notice and Agreement.

31.1	Certification of Principal Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a‑14(a) or Rule 15d‑14(a).

32.1(1)	Certifications required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 (unaudited) and December 31, 2018 (audited), (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2019 and 2018 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2019 and 2018 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three-month periods ended March 31, 2019 and 2018 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2019 and 2018 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)

This certification “accompanies” the Quarterly Report on Form 10‑Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (whether made before or after the date of the Quarterly Report on Form 10‑Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

Date: May 8, 2019	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer and Treasurer
(Principal Financial Officer)