Form 10-Q
period 2019-06-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2019-08-08
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ⌧     No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ⌧     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ◻     No   ⌧

The number of shares of the registrant’s common stock outstanding as of June 30, 2019 was 32,696,384.

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including OCA for NASH, in the United States, Europe and our other target markets;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for NASH, if approved;

●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$93,501	$43,248
Investment debt securities, available-for-sale	665,016	392,912
Accounts receivable, net	36,360	25,694
Prepaid expenses and other current assets	24,312	20,571
Total current assets	819,189	482,425
Fixed assets, net	6,814	10,411
Inventory, net	7,686	7,108
Security deposits	8,374	9,223
Other assets	10,906	—
Total assets	$852,969	$509,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$115,562	$105,109
Short-term interest payable	8,050	7,475
Short-term portion of deferred revenue	1,622	1,621
Total current liabilities	125,234	114,205
Long-term liabilities:
Long-term debt	545,009	371,250
Long-term other liabilities	7,523	3,771
Long-term portion of deferred revenue	—	811
Total liabilities	$677,766	$490,037
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock par value $0.001 per share; 45,000,000 shares authorized; 32,696,384 and 29,693,876 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	33	30
Additional paid-in capital	2,116,481	1,800,144
Accumulated other comprehensive loss, net	(836)	(2,259)
Accumulated deficit	(1,940,475)	(1,778,785)
Total stockholders’ equity	175,203	19,130
Total liabilities and stockholders’ equity	$852,969	$509,167

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue:
Product revenue, net	$65,894	$43,169	$117,741	$78,327
Licensing revenue	406	406	811	1,211
Total revenue	66,300	43,575	118,552	79,538
Operating expenses:
Cost of sales	677	713	1,251	993
Selling, general and administrative	69,683	65,224	146,910	127,691
Research and development	59,599	47,415	117,995	96,087
Total operating expenses	129,959	113,352	266,156	224,771
Operating loss	(63,659)	(69,777)	(147,604)	(145,233)
Other income (expense):
Interest expense	(9,884)	(7,589)	(17,723)	(15,098)
Other income, net	2,123	2,173	3,637	3,548
	(7,761)	(5,416)	(14,086)	(11,550)
Net loss	$(71,420)	$(75,193)	$(161,690)	$(156,783)
Net loss per common and potential common share:
Basic and diluted	$(2.28)	$(2.58)	$(5.29)	$(5.75)
Weighted average common and potential common shares outstanding:
Basic and diluted	31,316	29,199	30,542	27,265

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(71,420)	$(75,193)	$(161,690)	$(156,783)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized gains (losses) on investment debt securities	392	(125)	1,195	249
Reclassification adjustment for realized gains on investment debt securities included in other income, net	—	—	4	—
Net unrealized gains (losses) on investment debt securities	$392	$(125)	$1,199	$249
Foreign currency translation gains (losses)	(59)	(1,559)	224	(1,042)
Other comprehensive (loss) income	$333	$(1,684)	$1,423	$(793)
Comprehensive loss	$(71,087)	$(76,877)	$(160,267)	$(157,576)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three months ended June 30, 2019

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance - March 31, 2019	29,777	$30	$1,815,193	$(1,169)	$(1,869,055)	$(55,001)
Stock-based compensation	—	—	14,782	—	—	14,782
Recognition of debt discount on 2026 Convertible Notes			59,338			59,338
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	2,880	3	227,177			227,180
Net proceeds from exercise of stock options	39	—	795	—	—	795
Employee withholding taxes related to stock-based awards	—	—	(804)	—	—	(804)
Other comprehensive income	—	—	—	333	—	333
Net loss	—	—	—	—	(71,420)	(71,420)
Balance - June 30, 2019	32,696	$33	$2,116,481	$(836)	$(1,940,475)	$175,203

	Six months ended June 30, 2019

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2018	29,694	$30	$1,800,144	$(2,259)	$(1,778,785)	$19,130
Stock-based compensation	—	—	29,679	—	—	29,679
Recognition of debt discount on 2026 Convertible Notes	—	—	59,338	—	—	59,338
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	2,880	3	227,177	—	—	227,180
Net proceeds from exercise of stock options	122	—	1,738	—	—	1,738
Employee withholding taxes related to stock-based awards	—	—	(1,595)	—	—	(1,595)
Other comprehensive income	—	—	—	1,423	—	1,423
Net loss	—	—	—	—	(161,690)	(161,690)
Balance - June 30, 2019	32,696	$33	$2,116,481	$(836)	$(1,940,475)	$175,203

	Three months ended June 30, 2018

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance - March 31, 2018	25,332	$25	$1,499,476	$(643)	$(1,551,133)	$(52,275)
Stock-based compensation	—	—	14,116	—	—	14,116
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	4,258	4	261,357	—	—	261,361
Net proceeds from exercise of stock options	(25)	—	6	—	—	6
Other comprehensive loss	—	—	—	(1,439)	—	(1,439)
Net loss	—	—	—		(75,193)	(75,193)
Balance - June 30, 2018	29,565	$29	$1,774,955	$(2,082)	$(1,626,326)	$146,576

	Six months ended June 30, 2018

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2017	25,173	$25	$1,486,690	$(786)	$(1,469,543)	$16,386
Stock-based compensation	—	—	26,421	—	—	26,421
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	4,258	4	261,357	—	—	261,361
Net proceeds from exercise of stock options	134	—	487	—	—	487
Other comprehensive loss	—	—	—	(1,296)	—	(1,296)
Net loss	—	—	—	—	(156,783)	(156,783)
Balance - June 30, 2018	29,565	$29	$1,774,955	$(2,082)	$(1,626,326)	$146,576

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(161,690)	$(156,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,679	26,421
(Accretion) amortization of (discount) premium on investment debt securities	(570)	533
Amortization of deferred financing costs	958	754
Depreciation and amortization	4,610	2,428
Gain on lease termination	(1,995)	—
Loss on the disposal of fixed assets	2,682	1,331
Accretion of debt discount	8,715	6,869
Unrealized loss on investments	—	249
Changes in operating assets:
Prepaid expenses and other current assets	(3,741)	(3,004)
Accounts receivable	(10,666)	(3,008)
Inventory	(578)	(2,333)
Security deposits	849	7,468
Other assets	(19,622)	—
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	14,597	(15,171)
Operating lease liabilities	(3,359)	—
Long-term other liabilities	10,993	(865)
Interest payable	575	—
Deferred revenue	(810)	(1,210)
Net cash used in operating activities	(129,373)	(136,321)
Cash flows from investing activities:
Purchases of investment debt securities	(451,902)	(294,537)
Sales and maturities of investment debt securities	181,575	178,041
Purchases of equipment, leasehold improvements, and furniture and fixtures	(1,024)	(45)
Net cash used by investing activities	(271,351)	(116,541)
Cash flows from financing activities:
Proceeds from issuance of 2026 Convertible Notes, net of issuance costs	223,424	261,357
Proceeds from issuance of common stock, net of issuance costs	227,180	—
Proceeds from exercise of options, net	1,738	486
Payments of employee withholding taxes related to stock-based awards	(1,595)	—
Net cash provided by financing activities	450,747	261,843
Effect of exchange rate changes	230	(1,274)
Net increase in cash and cash equivalents	50,253	7,707
Cash and cash equivalents – beginning of period	43,248	70,013
Cash and cash equivalents – end of period	$93,501	$77,720

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

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

Recent Accounting Pronouncements to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, to clarify that entities should include recoveries when estimating the allowance for credit losses. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

4.    Significant Agreements

Sumitomo Dainippon Pharma Co., Ltd.

In March 2011, the Company entered into an exclusive license agreement (the “Original Sumitomo Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which the Company granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). The Company received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original Sumitomo Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid the Company a $1.0 million upfront fee in connection therewith. In February 2018, the Company and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original Sumitomo Agreement (as amended, the “Sumitomo Agreement”). Pursuant to the Sumitomo Amendment, (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) the Company agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, the Company and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to the Company or terminate the Sumitomo Agreement. Sumitomo Dainippon may also terminate the Sumitomo Agreement in its entirety or on an indication-by-indication basis at any time upon 90 days’ written notice. As of June 30, 2019, the Company had achieved $6.0 million of development milestones under the Sumitomo Agreement. The Company may be eligible to receive additional milestone payments under the Sumitomo Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan). Sumitomo Dainippon is responsible for the costs of developing and commercializing OCA in its territory.

The Company has concluded that Sumitomo Dainippon does not represent a customer of the Company, and therefore the Sumitomo Agreement is outside of the scope of ASC 606. The Company has accounted, and continues to account, for the Sumitomo Agreement under the legacy accounting guidance. The Company’s substantive performance obligations under this agreement include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. The development period is currently estimated as continuing through June 2020 and, as such, the $15.0 million upfront payment is being recognized ratably over this period. The Company recognized licensing revenue of $0.4 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively, under the Sumitomo Agreement. Included in licensing revenue for the six months ended June 30, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that the Company received under the Original Sumitomo Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea.

The Company recognizes milestone payments when the associated milestones are achieved. As of June 30, 2019, and December 31, 2018, the Company had recorded deferred revenues of $1.6 million and $2.4 million, respectively, under this agreement.

5.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$53,917	$—	$—	$53,917
Commercial paper	35,598	—	(9)	35,589
Corporate debt securities	3,995	—	—	3,995
Total cash and cash equivalents	93,510	—	(9)	93,501
Investment debt securities:
Commercial paper	60,776	40	(9)	60,807
Corporate debt securities	596,272	668	(210)	596,730
U.S. government and agency securities	7,465	14	—	7,479
Total investment debt securities	664,513	722	(219)	665,016
Total cash, cash equivalents and investment debt securities	$758,023	$722	$(228)	$758,517

	As of December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$43,248	$—	$—	$43,248
Investment debt securities:
Commercial paper	34,353	—	(26)	34,327
Corporate debt securities	349,854	27	(704)	349,177
U.S. government and agency securities	9,410	5	(7)	9,408
Total investment debt securities	393,617	32	(737)	392,912
Total cash, cash equivalents and investment debt securities	$436,865	$32	$(737)	$436,160

As of June 30, 2019, the Company held a total of twelve positions that were in a continuous unrealized loss position for twelve months or longer. The Company has determined that the unrealized losses are deemed to be temporary impairments as of June 30, 2019. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other-than-temporarily impaired at June 30, 2019.

6.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	June 30, 2019	December 31, 2018
		(in thousands)
Office equipment and software	3	$4,298	$3,986
Leasehold improvements	Over life of lease	10,429	14,464
Furniture and fixtures	7	3,999	3,907
Subtotal		18,726	22,357
Less: accumulated depreciation		(11,912)	(11,946)
Fixed assets, net		$6,814	$10,411

7.    Inventory, Net

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Work-in-process	$7,577	$7,019
Finished goods	109	89
Inventory, net	$7,686	$7,108

8. Operating Leases

The Company leases various office spaces under non-cancelable operating leases with original lease periods expiring between the fourth quarter of 2019 and 2024. The Company subleases one of its office spaces to a third party. The Company also enters into leases for equipment. A number of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is typically at the sole discretion of the Company; therefore, all renewals to extend the lease terms are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, includes the renewal period in the lease term. These operating leases do not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.

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

Operating lease assets and liabilities are classified on the condensed consolidated balance sheet as follows:

Leases	Classification	June 30, 2019
Assets		(in thousands)
Operating lease assets	Other assets	$10,906
Total leased assets		$10,906

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$6,561
Noncurrent
Operating lease liabilities	Long-term other liabilities	7,512
Total lease liabilities		$14,073

Operating lease costs for the three and six-month periods ended June 30, 2019 are as follows:

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
		(in thousands)	(in thousands)
Operating lease cost	Selling, general and administrative expenses	$1,469	$3,147
Short-term lease cost	Selling, general and administrative expenses	528	1,354
Variable lease cost	Selling, general and administrative expenses	172	396
Sublease income	Other income, net	(184)	(364)
Net lease cost		$1,985	$4,533

The weighted-average remaining term of the Company’s operating leases was 2.7 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.0% as of June 30, 2019.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of June 30, 2019 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2019	$3,770
2020	6,172
2021	2,858
2022	926
2023	926
Thereafter	386
Total lease payments	15,038
Less: Present value discount	(965)
Total operating lease liabilities	$14,073

Cash payments included in the measurement of the Company’s lease liabilities were $2.0 million for the six months ended June 30, 2019.

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accounts payable	$19,649	$11,765
Accrued employee compensation	15,291	20,335
Accrued contracted services	54,111	54,681
Other liabilities	19,950	18,328
Operating lease liabilities	6,561	—
Accounts payable, accrued expenses and other liabilities	$115,562	$105,109

10.    Fair Value Measurements

The carrying amounts of the Company’s receivables and payables approximate their fair value due to their short maturities.

Accounting principles provide guidance for using fair value to measure assets and liabilities. The guidance includes a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

●	Unadjusted Quoted Prices — The fair value of an asset or liability is based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1).
●	Pricing Models with Significant Observable Inputs — The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction (Level 2).
●	Pricing Models with Significant Unobservable Inputs — The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market (Level 3).

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Investment debt securities are classified as Level 2 instruments based on market pricing and other observable inputs.

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2019
Assets
Cash and cash equivalents:
Money market funds	$27,651	$27,651	$—	$—
Commercial paper	35,589	—	35,589	—
Corporate debt securities	3,995	—	3,995	—
Available-for-sale debt securities:
Commercial paper	60,807	—	60,807	—
Corporate debt securities	596,730	—	596,730	—
U.S. government and agency securities	7,479	—	7,479	—
Total financial assets	$732,251	$27,651	$704,600	$—

December 31, 2018
Assets
Money market funds (included in cash and cash equivalents)	$11,647	$11,647	$—	$—
Available-for-sale debt securities:
Commercial paper	34,327	—	34,327	—
Corporate debt securities	349,177	—	349,177	—
U.S. government and agency securities	9,408	—	9,408	—
Total financial assets	$404,559	$11,647	$392,912	$—

The estimated fair value of the available-for-sale debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	June 30, 2019	December 31, 2018
	(in thousands)
Due in one year or less	$507,995	$319,717
Due after one year through two years	196,605	73,195
Total investments in debt securities	$704,600	$392,912

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

11.  Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
2023 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	230,000	—
Long-term debt, gross	690,000	460,000
Less: Unamortized debt discounts and fees	144,991	88,750
Long-term debt, net	545,009	371,250
Less: current portion	—	—
Long-term debt outstanding	$545,009	$371,250

2019 Offering

On May 14, 2019, the Company issued and sold $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). The Company received net proceeds from the sale of the 2026 Convertible Notes of $223.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $6.6 million.

The 2026 Convertible Notes were issued pursuant to a Second Supplemental Indenture, dated as of May 14, 2019 (the “Second Supplemental Indenture”), which supplements the Indenture (the “Base Indenture”), as supplemented by a First Supplemental Indenture (the “First Supplemental Indenture” and collectively with the Base Indenture and the Second Supplemental Indenture, the “Indenture”), each dated as of July 6, 2016, by and between the Company and U.S. Bank National Association, as trustee. The 2026 Convertible Notes are senior unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per annum (payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2019) and will mature on May 15, 2026, unless earlier repurchased, redeemed or converted. Holders may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2026 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended on June 30, 2019, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of 2026 Convertible Notes for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2026 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after February 15, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2026 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion of the 2026 Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock (and cash in lieu of any fractional shares) or a combination of cash and shares of the Company’s common stock, at the Company’s election. The initial conversion rate of the 2026 Convertible Notes is 9.2123 shares of the Company’s common stock per $1,000 principal amount of 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $108.55 per share of the Company’s common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Convertible Notes in connection with such a corporate event in certain circumstances.  The Company may not redeem the 2026 Convertible Notes prior to May 20, 2023. The Company may redeem for cash all or any portion of the 2026 Convertible Notes, at the Company’s option, on or after May 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Convertible Notes. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their 2026 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Indenture provides for customary events of default.

In accordance with ASC Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company used an effective interest rate of 7.1% to determine the liability component of the 2026 Convertible Notes. This resulted in the recognition of $164.1 million as the liability component of the 2026 Convertible Notes and the recognition of the residual $59.3 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2026 Convertible Notes. The underwriting discount and estimated offering expenses totaling $6.6 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2026 Convertible Notes. Accordingly, equity issuance costs of $1.7 million were recorded as an offset to additional paid-in capital and total debt issuance costs of $4.9 million were recorded on the issuance date and are reflected in the unaudited condensed consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through May 15, 2026.

The fair value of the 2026 Convertible Notes was approximately $228.5 million at June 30, 2019 and was determined using Level 2 inputs based on quoted market values.

2016 Offerings

On July 6, 2016, the Company issued and sold $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”, and together with the 2026 Convertible Notes, the “Convertible Notes”). The Company received net proceeds from the sale of the 2023 Convertible Notes of $447.6 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $12.4 million. The Company used approximately $38.4 million of such net proceeds to fund the cost of the Capped Call Transactions (as defined below) that were entered into in connection with the issuance of the 2023 Convertible Notes.

The 2023 Convertible Notes were issued pursuant to the Base Indenture, as supplemented by the First Supplemental Indenture. The 2023 Convertible Notes are senior unsecured obligations of the Company, bear interest at a fixed rate of 3.25% per year (payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2017) and will mature on July 1, 2023, unless earlier repurchased, redeemed or converted. Holders may convert their 2023 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2023 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ended on September 30, 2016, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of 2023 Convertible Notes for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2023 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after January 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion of the 2023 Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock (and cash in lieu of any fractional shares) or a combination of cash and shares of the Company’s common stock, at the Company’s election. The initial conversion rate of the 2023 Convertible Notes is 5.0358 shares of the Company’s common stock per $1,000 principal amount of 2023 Convertible Notes, which is equivalent to an initial conversion price of approximately $198.58 per share of the Company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their 2023 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if certain make-whole fundamental changes occur, the Company will, in certain circumstances, increase the conversion rate for any 2023 Convertible Notes converted in connection with such make-whole fundamental change. The Company may not redeem the 2023 Convertible Notes prior to July 6, 2021. The Company may redeem for cash all or part of the 2023 Convertible Notes, at its option, on or after July 6, 2021, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Indenture provides for customary events of default.

On June 30, 2016, in connection with the pricing of the 2023 Convertible Notes, the Company entered into privately-negotiated capped call transactions (the “Base Capped Call Transactions”) with each of Royal Bank of Canada, UBS AG, London Branch, and Credit Suisse Capital LLC (the “Option Counterparties”). On July 1, 2016, in connection with the underwriters’ exercise of their over-allotment option in full, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with the Option Counterparties. The Capped Call Transactions are expected generally to reduce the potential dilution with respect to the Company’s common stock and/or offset the cash payments the Company would be required to make in excess of the principal amount of converted 2023 Convertible Notes, as the case may be, upon conversion of the 2023 Convertible Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the 2023 Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2023 Convertible Notes. The cap price of the Capped Call Transactions is initially $262.2725 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, upon conversion of the Convertible Notes to the extent that such market price exceeds the cap price of the Capped Call Transactions.

In accordance with ASC 470-20, the Company used an effective interest rate of 8.4% to determine the liability component of the 2023 Convertible Notes. This resulted in the recognition of $334.4 million as the liability component of the 2023 Convertible Notes and the recognition of the residual $113.1 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2023 Convertible Notes.

The fair value of the 2023 Convertible Notes was approximately $408.3 million and $410.9 million at June 30, 2019 and December 31, 2018, respectively, and was determined using Level 2 inputs based on quoted market values.

Interest Expense on Convertible Notes

Interest expense was $9.9 million and $7.6 million for the three months ended June 30, 2019 and 2018, respectively, and $17.7 million and $15.1 million for the six months ended June 30, 2019 and 2018, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $8.1 million and $7.5 million as of June 30, 2019 and December 31, 2018, respectively. The Company recorded debt issuance costs of $19.0 million, which are being amortized using the effective interest method. As of June 30, 2019, $14.4 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-term debt, in accordance with ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” As of June 30, 2019, $230.0 million aggregate principal amount of the 2026 Convertible Notes and $460.0 million aggregate principal amount of the 2023 Convertible Notes was outstanding, for a total of $690.0 million aggregate principal amount outstanding.

12.  Product Revenue, Net

The Company recognized net sales of Ocaliva of $65.9 million and $43.2 million for the three months ended June 30, 2019 and 2018, respectively, and $117.7 million and $78.3 million for the six months ended June 30, 2019 and 2018, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Product revenue, net:
U.S.	$50,691	$34,500	$88,682	$63,013
ex-U.S.	15,203	8,669	29,059	15,314
Total product revenue, net	$65,894	$43,169	$117,741	$78,327

13. Stockholders’ Equity

2019 Public Offering and Concurrent Private Placement

On May 14, 2019, the Company issued and sold (i) 2,760,000 shares of common stock in a registered public offering (including 360,000 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $83.50 per share (the “2019 Public Offering”) and (ii) 119,760 shares of common stock (the “2019 Private Placement Shares”) in a concurrent private placement of common stock (the “2019 Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), at a purchase price per share equivalent to the price to the public set in the 2019 Public Offering and pursuant to a securities purchase agreement (the “2019 Securities Purchase Agreement”) that the Company entered into with Samsara BioCapital, L.P. (“Samsara”), one of the Company’s existing stockholders. Pursuant to the 2019 Securities Purchase Agreement, the Company granted to Samsara certain registration rights requiring the Company, upon request of Samsara on or after July 9, 2019 and subject to certain terms and conditions, to register the resale by Samsara of its 2019 Private Placement Shares. Such registration rights expire upon the earlier of (i) May 8, 2020 and (ii) the date that all of the 2019 Private Placement Shares have been sold or can be sold publicly under Rule 144 of the Securities Act on a single day. As of the date of this Quarterly Report on Form 10-Q, Samsara has not exercised any such registration rights.

The net proceeds to the Company from the 2019 Public Offering and the 2019 Concurrent Private Placement were approximately $227.2 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $13.9 million.

2018 Public Offering and Concurrent Private Placement

On April 9, 2018, the Company issued and sold (i) 2,695,313 shares of common stock in a registered public offering (including 351,563 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $64.00 per share (the “2018 Public Offering”) and (ii) 1,562,500 shares of common stock (the “2018 Private Placement Shares”) in a concurrent private placement (the “2018 Concurrent Private Placement”) exempt from the registration requirements of the Securities Act, at a purchase price per share equivalent to the price to the public set in the 2018 Public Offering and pursuant to a securities purchase agreement (the “2018 Securities Purchase Agreement”) that the Company entered into with the purchasers in the Concurrent Private Placement (the “Private Placement Purchasers”). Pursuant to the 2018 Securities Purchase Agreement, the Company granted to the Private Placement Purchasers certain registration rights which expired on April 4, 2019.

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

The estimated fair value of the stock options granted in the six months ended June 30, 2019 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the restricted stock units (“RSUs”) granted in the six months ended June 30, 2019 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the six months ended June 30, 2019 was determined utilizing the Monte Carlo simulation method.

The following table summarizes stock option activity during the six months ended June 30, 2019:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2018	1,873	$97.63	7.5	$45,381
Granted	441	$108.54	—	$—
Exercised	(40)	$43.26	—	$—
Cancelled/forfeited	(74)	$91.36	—	$—
Expired	(16)	$142.36	—	$—
Outstanding at June 30, 2019	2,184	$100.62	7.5	$23,224
Expected to vest	1,070	$94.06	8.8	$7,642
Exercisable	1,114	$106.92	6.4	$15,582

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those options that had exercise prices lower than the deemed fair value of the Company’s common stock. As of June 30, 2019, the total compensation cost related to non-vested option awards not yet recognized is approximately $63.4 million with a weighted average remaining vesting period of 1.3 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Six Months Ended June 30,
	2019	2018
Volatility	87.0 - 89.9%	60.9 - 73.3%
Expected term (in years)	5.5 - 6.0	6.0
Risk-free rate	1.8 - 2.9%	1.8 - 2.7%
Expected dividend yield	—%	—%

Effective January 1, 2019, the Company changed its expected volatility assumption to be estimated based on the historical stock price volatility of the Company over the expected term given the availability of sufficient historical trading data. In prior years, the expected volatility was estimated based on historical volatility information of publicly-traded peer companies.

The following table summarizes the aggregate RSU, restricted stock award (“RSA”), PRSU and performance restricted share award (“PRSA”) activity during the six months ended June 30, 2019:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2018	773	$76.10
Granted	328	$113.39
Vested	(53)	$83.79
Forfeited	(222)	$76.49
Non-vested awards at June 30, 2019	826	$90.33

As of June 30, 2019, there is approximately $61.5 million of total unrecognized compensation expense related to unvested RSUs, RSAs, PRSUs and PRSAs, which is expected to be recognized over a weighted average vesting period of 1.5 years.

During the six months ended June 30, 2019, the Company granted a total of 57,800 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PRSUs. The Company recorded approximately $1.3 million of stock-based compensation related to such PRSUs during the six months ended June 30, 2019.

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

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Selling, general and administrative	$11,594	$10,763	$22,925	$19,439
Research and development	3,188	3,353	6,754	6,982
Total stock-based compensation	$14,782	$14,116	$29,679	$26,421

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

16.  Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and six-month periods ended June 30, 2019 and 2018, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2019 and 2018, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Convertible Notes	4,435	2,316	4,435	2,316
Options	2,184	2,092	2,184	2,092
Restricted stock units	615	417	615	417
Total	7,234	4,825	7,234	4,825

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases with a high unmet medical need utilizing our proprietary bile acid chemistry. Our first marketed product, Ocaliva® (obeticholic acid or “OCA”), is a farnesoid X receptor (“FXR”) agonist approved in the United States, the European Union and several other jurisdictions for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In addition to commercializing OCA for PBC under the Ocaliva brand name, we are currently developing OCA for additional indications, including nonalcoholic steatohepatitis (“NASH”). We are also developing several other product candidates in various stages of clinical and preclinical development. We believe that OCA and our other product candidates have the potential to treat orphan and other more prevalent liver diseases such as NASH for which there are currently limited therapeutic options.

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

Our lead product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis and adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing to confirm the clinical benefit of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. We currently intend to file a New Drug Application (“NDA”) with the FDA in the third quarter of 2019 seeking approval of OCA for NASH, and a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) for OCA for NASH in the fourth quarter of 2019. We also continue to work towards expanding our overall NASH development program with additional trials and studies, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. In August 2019, we announced the expansion of the REVERSE trial from 540 patients to approximately 900 patients and the extension of the trial from 12 to 18 months. The primary histologic endpoint of fibrosis improvement with no worsening of NASH was not modified.

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA in other progressive non-viral liver diseases beyond PBC and NASH. We also intend to study OCA in combination with bezafibrate, a pan-peroxisome proliferator-activated receptor (“PPAR”) agonist, in patients with PBC and potentially other liver diseases. In addition, we have other compounds in early stages of research and development in our pipeline.

Recent Developments

2019 Public Offering and Concurrent Private Placement

In May 2019, we issued and sold (i) 2,760,000 shares of common stock in a registered public offering (including 360,000 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $83.50 per share (the “2019 Public Offering”) and (ii) 119,760 shares of common stock (the “2019 Private Placement Shares”) in a concurrent private placement of common stock (the “2019 Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), at a purchase price per share equivalent to the price to the public set in the 2019 Public Offering and pursuant to a securities purchase agreement (the “2019 Securities Purchase Agreement”) that we entered into with Samsara BioCapital, L.P. (“Samsara”), one of our existing stockholders. Pursuant to the 2019 Securities Purchase Agreement, we granted to Samsara certain registration rights requiring us, upon request of Samsara on or after July 9, 2019 and subject to certain terms and conditions, to register the resale by Samsara of its 2019 Private Placement Shares.

We received net proceeds from the 2019 Public Offering and the 2019 Concurrent Private Placement of approximately $227.2 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $13.9 million.

Convertible Notes Offering

In May 2019, we issued and sold $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). We received net proceeds from the sale of the 2026 Convertible Notes of $223.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $6.6 million.

The 2026 Convertible Notes were issued pursuant to a Second Supplemental Indenture, dated as of May 14, 2019, which supplements the Indenture, dated as of July 6, 2016 (collectively, the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The 2026 Convertible Notes are senior unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per annum (payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2019) and will mature on May 15, 2026, unless earlier repurchased, redeemed or converted. Holders may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2026 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended on June 30, 2019, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of 2026 Convertible Notes for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2026 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after February 15, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2026 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion of the 2026 Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock (and cash in lieu of any fractional shares) or a combination of cash and shares of the Company’s common stock, at the Company’s election. The initial conversion rate of the 2026 Convertible Notes is 9.2123 shares of the Company’s common stock per $1,000 principal amount of 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $108.55 per share of the Company’s common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Convertible Notes in connection with such a corporate event in certain circumstances.  The Company may not redeem the 2026 Convertible Notes prior to May 20, 2023. The Company may redeem for cash all or any portion of the 2026 Convertible Notes, at the Company’s option, on or after May 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Convertible Notes. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their 2026 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Indenture provides for customary events of default.

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

Effective January 1, 2018, we began recognizing revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

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

We recognized net sales of Ocaliva of $65.9 million and $43.2 million for the three months ended June 30, 2019 and 2018, respectively, and $117.7 million and $78.3 million for the six months ended June 30, 2019 and 2018, respectively.

Licensing Revenue

In March 2011, we entered into an exclusive license agreement (the “Original Sumitomo Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which we granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). We received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original Sumitomo Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid us a $1.0 million upfront fee in connection therewith. In February 2018, we and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original Sumitomo Agreement (as amended, the “Sumitomo Agreement”), pursuant to which (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) we agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, we and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to us or terminate the Sumitomo Agreement. Sumitomo Dainippon may also terminate the Sumitomo Agreement in its entirety or on an indication-by-indication basis at any time upon 90 days’ written notice. As of June 30, 2019, we had achieved $6.0 million of development milestones under the Sumitomo Agreement. We may be eligible to receive additional milestone payments under the Sumitomo Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan).

For accounting purposes, the upfront payments were recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. The Company recognized licensing revenue of $0.4 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively, related to the amortization of the upfront payments under the Sumitomo Agreement. Included in licensing revenue for the six months ended June 30, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that we received under the Original Sumitomo Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea. We anticipate that we will recognize additional revenue of approximately $1.6 million through June 2020, related to the amortization of upfront payments under the Sumitomo Agreement.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Revenue:
Product revenue, net	$65,894	$43,169
Licensing revenue	406	406
Total revenue	66,300	43,575

Operating expenses:
Cost of sales	677	713
Selling, general and administrative	69,683	65,224
Research and development	59,599	47,415
Total operating expenses	129,959	113,352
Operating loss	(63,659)	(69,777)
Other income (expense):
Interest expense	(9,884)	(7,589)
Other income, net	2,123	2,173
	(7,761)	(5,416)
Net loss	$(71,420)	$(75,193)

Revenues

Product revenue, net was $65.9 million and $43.2 million for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, product revenue, net was comprised of U.S. Ocaliva net sales of $50.7 million and $34.5 million, respectively, and ex-U.S. Ocaliva net sales of $15.2 million and $8.7 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the three months ended June 30, 2019 and 2018, licensing revenue was $0.4 million and $0.4 million, respectively, in each case, related to the amortization of upfront payments under the Sumitomo Agreement.

Cost of sales

Cost of sales was $0.7 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively. Our cost of sales for the quarters ended June 30, 2019 and 2018 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $69.7 million and $65.2 million for the three months ended June 30, 2019 and 2018, respectively. The $4.5 million net increase between periods was primarily driven by increases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for NASH.

Research and development expenses

Research and development expenses were $59.6 million and $47.4 million for the three months ended June 30, 2019 and 2018, respectively. The $12.2 million net increase between periods was primarily driven by increases in NASH development program expenses and costs associated with the preparation of the NASH NDA submission.

Interest expense

Interest expense was $9.9 million and $7.6 million for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, interest expense related to the 2026 Convertible Notes that we issued in May 2019 and the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”) that we issued in July 2016. For the three months ended June 30, 2018, interest expense related only to the 2023 Convertible Notes.

Other income, net

Other income, net was $2.1 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the three months ended June 30, 2019 and 2018, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Revenue:
Product revenue, net	$117,741	$78,327
Licensing revenue	811	1,211
Total revenue	118,552	79,538

Operating expenses:
Cost of sales	1,251	993
Selling, general and administrative	146,910	127,691
Research and development	117,995	96,087
Total operating expenses	266,156	224,771
Operating loss	(147,604)	(145,233)
Other income (expense):
Interest expense	(17,723)	(15,098)
Other income, net	3,637	3,548
	(14,086)	(11,550)
Net loss	$(161,690)	$(156,783)

Revenues

Product revenue, net was $117.7 million and $78.3 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, product revenue, net was comprised of U.S. Ocaliva net sales of $88.7 million and $63.0 million, respectively, and ex-U.S. Ocaliva net sales of $29.0 million and $15.3 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the six months ended June 30, 2019 and 2018, licensing revenue was $0.8 million and $1.2 million, respectively, in each case, related to the amortization of upfront payments under the Sumitomo Agreement. The decrease in licensing revenue related to the accelerated recognition in the first quarter of 2018 of certain upfront payments under the Original Sumitomo Agreement resulting from the Sumitomo Amendment.

Cost of sales

Cost of sales was $1.3 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively. Our cost of sales for the six months ended June 30, 2019 and 2018 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $146.9 million and $127.7 million for the six months ended June 30, 2019 and 2018, respectively. The $19.2 million net increase between periods was primarily driven by increases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for NASH.

Research and development expenses

Research and development expenses were $118.0 million and $96.1 million for the six months ended June 30, 2019 and 2018, respectively. The $21.9 million net increase between periods was primarily driven by increases in NASH development program expenses and costs associated with the preparation of the NASH NDA submission.

Interest expense

Interest expense was $17.7 million and $15.1 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, interest expense related to the 2026 Convertible Notes that we issued in May 2019 and the 2023 Convertible Notes that we issued in July 2016. For the six months ended June 30, 2018, interest expense related only to the 2023 Convertible Notes.

Other income, net

Other income, net was $3.6 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the six months ended June 30, 2019 and 2018, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(129,373)	$(136,321)
Investing activities	(271,351)	(116,541)
Financing activities	450,747	261,843
Effect of exchange rate changes	230	(1,274)
Net increase in cash and cash equivalents	$50,253	$7,707

Operating Activities. Net cash used in operating activities of approximately $129.4 million during the six months ended June 30, 2019 was primarily a result of our $161.7 million net loss, a net decrease in operating assets and liabilities of $11.8 million and a gain on lease termination of $2.0 million, partially offset by $29.7 million in stock-based compensation, $8.7 million for accretion of the discounts on the Convertible Notes, $2.7 million for loss on the disposal of fixed assets and $4.6 million of depreciation and amortization.

Net cash used in operating activities of approximately $136.3 million during the six months ended June 30, 2018 was primarily a result of our $156.8 million net loss and a net decrease in operating assets and liabilities of $18.1 million, partially offset by $26.4 million in stock-based compensation, $6.9 million for accretion of the discount on the 2023 Convertible Notes, $0.5 million for the amortization of investment premium, $1.3 million for the loss on disposal of fixed assets and $2.4 million of depreciation.

Investing Activities. For the six months ended June 30, 2019, net cash used by investing activities primarily reflects the purchase of investment debt securities of $451.9 million, partially offset by the sales of investment debt securities of $181.6 million.

For the six months ended June 30, 2018, net cash used by investing activities primarily reflects the purchase of investment debt securities of $294.5 million, partially offset by the sales of investment debt securities of $178.0 million.

Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2019 consisted primarily of net proceeds received from the 2019 Public Offering and 2019 Concurrent Private Placement of $227.2 million and net proceeds from the issuance of the 2026 Convertible Notes of $223.4 million.

Net cash provided by financing activities in the six months ended June 30, 2018 consisted primarily of net proceeds of $261.4 million from our issuance and sale of common stock in a public offering and concurrent private placement in April 2018 and $0.5 million from the exercise of options to purchase common stock.

Future Funding Requirements

As of June 30, 2019, we had $758.5 million in cash, cash equivalents and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2019. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, launch preparation activities associated with the potential approval and commercialization of OCA for NASH, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months and the initial phase of the anticipated U.S. launch of OCA for NASH, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including OCA for NASH, in the United States, Europe and our other target markets;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

●	any potential side effects associated with Ocaliva for PBC, OCA for NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and

●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, our restated certificate of incorporation authorizes us to issue 45 million shares of common stock. Following the 2019 Public Offering, and after taking into account shares of common stock reserved for issuance upon the exercise of outstanding stock options, the vesting of outstanding restricted stock units (including performance restricted stock units) and the conversion of the Convertible Notes, together with shares of common stock available for future grants under our equity incentive plan, we have a limited number of remaining unreserved and authorized shares available for issuance, which could impact our ability to raise additional funds in the future. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are currently dependent on the successful commercialization of Ocaliva for PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially and adversely affected and the price of our common stock may decline.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $309.2 million, $360.4 million and $412.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $161.7 million and $156.8 million for the six months ended June 30, 2019 and 2018, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under our licensing and collaboration agreements. At June 30, 2019, we had $758.5 million in cash, cash equivalents and investment debt securities.

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

As part of our product development activities, we anticipate that we will continue our Phase 4 COBALT trial of Ocaliva for PBC. We also expect to continue our Phase 3 clinical program of OCA for NASH, including our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. We intend to evaluate the efficacy, safety and tolerability of bezafibrate in combination with OCA in patients with PBC in a Phase 2 study and to continue to develop OCA and our other existing product candidates, alone or in combination, for non-viral liver diseases in indications beyond NASH and PBC. Our overall development program for OCA for NASH is expected to include a number of trials, including clinical trials required to file for approval of OCA for NASH and to confirm clinical benefit. Our expenses could increase if we are required by the FDA or the EMA to perform studies or trials in addition to those currently expected, if our current trials are modified for any reason, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

As of June 30, 2019, we had $758.5 million in cash, cash equivalents and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2019. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, launch preparation activities associated with the potential approval and commercialization of OCA for NASH, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months and the initial phase of the anticipated U.S. launch of OCA for NASH, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including OCA for NASH, in the United States, Europe and our other target markets;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;

●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;

●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, our restated certificate of incorporation authorizes us to issue 45 million shares of common stock. Following the 2019 Public Offering, and after taking into account shares of common stock reserved for issuance upon the exercise of outstanding stock options, the vesting of outstanding restricted stock units (including performance restricted stock units) and the conversion of the Convertible Notes, together with shares of common stock available for future grants under our equity incentive plan, we have a limited number of remaining unreserved and authorized shares available for issuance, which could impact our ability to raise additional funds in the future. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Unless and until we generate sufficient cash flow from sales of our products, including Ocaliva for PBC and, if approved, OCA for NASH, we expect to finance our future cash needs through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements, or a combination of these sources. Additional funding may not be available to us on acceptable terms, if at all.

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

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including OCA for NASH, in the United States, Europe and our other target markets;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;

●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The development, testing, manufacture, packaging, labeling, storage, approval, promotion, advertising, distribution, marketing and export and import, among other things, of our products and product candidates are subject to extensive regulation by the FDA in the United States, the EMA in Europe and various regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of an NDA, from the FDA, or an MAA, from the EMA, respectively. Currently, our ability to generate product sales depends on the successful marketing of Ocaliva for PBC in the jurisdictions in which it has received regulatory approval. In the future, our ability to generate product sales in addition to those of Ocaliva for PBC will depend on whether we are successful in obtaining regulatory approval of our other product candidates, including OCA for NASH.

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

Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is not guaranteed. Even after the submission of an NDA, the FDA may decide not to accept the submission for filing and review. Similarly, there may be delays in the EMA’s review process following the submission of an MAA, or the EMA may determine that the submission does not support approval. In addition, in June 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, in what is often referred to as “Brexit”. Because a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva for PBC and, if approved, OCA for NASH and our other product candidates.

As is the case with the approval of Ocaliva for PBC, approvals may be conditional upon the completion of one or more clinical trials. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including, for example, regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory endpoint requirements, regulatory questions regarding safety or risk-benefit profile, different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or approved products. Initial and continued regulatory approval is also dependent on successfully passing regulatory inspection requirements applicable to us, our clinical sites and our key vendors, including requirements that we and such parties comply with applicable good clinical, pharmacovigilance, laboratory and manufacturing practices regulations. Critical findings could jeopardize or delay the approval of our NDAs or MAAs or impair our ability to maintain our marketing approvals.

Prior to receiving regulatory approval, we must finalize the product label for each of our product candidates in each jurisdiction in which we seek regulatory approval. Even if our product is approved, the FDA, EMA or other applicable regulatory authority may limit the indications or uses for which our product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials, risk mitigation programs, monitoring or reporting as a condition of approval. Also, regulatory approval for our approved products may be withdrawn. Obtaining regulatory approval for the marketing of our product in one country does not ensure that we will be able to obtain regulatory approval for such product in any other country.

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

Furthermore, the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our collaborator, Sumitomo Dainippon, did not meet statistical significance for the primary endpoint. The primary endpoint in the Sumitomo Dainippon trial was histologic improvement defined as at least a two-point improvement in the nonalcoholic fatty liver disease activity score with no worsening of fibrosis. In this trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA-treated patients compared to placebo who achieved the primary endpoint (p = 0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. Sumitomo Dainippon may not initiate any registrational trials in NASH and the results of any additional trial conducted by Sumitomo Dainippon may not result in an improvement when compared to the results of its Japanese Phase 2 dose ranging trial.

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

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct or complete a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, interim analysis results at 18 months in our Phase 3 REGENERATE trial were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing to confirm the clinical benefit of OCA for NASH. There can be no assurance that the clinical outcomes portion of our REGENERATE trial will confirm that the surrogate endpoint used as the basis of the regulatory submissions we expect to make seeking approval of OCA for NASH will eventually show an adequate correlation with clinical outcomes. In addition, as a condition of the accelerated approval of Ocaliva for PBC in the United States, we are required to conduct a clinical outcomes study with respect to Ocaliva for PBC. Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial for PBC in December 2014 prior to the approval of Ocaliva for PBC. The COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. There can be no assurance that our COBALT trial conducted as part of our post-marketing obligations will confirm that the surrogate endpoint used for accelerated approval of Ocaliva for PBC will eventually show an adequate correlation with clinical outcomes. If any such trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

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

Our ongoing Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH incorporates an interim primary surrogate endpoint that may serve as the basis for a regulatory submission for accelerated approval in the United States and conditional approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA for NASH are subject to similar risks as discussed above in relation to OCA for PBC. In the REGENERATE primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. In November 2018, the EMA issued draft regulatory guidance in which it presented its preliminary views with respect to various NASH clinical development matters, including with respect to potential surrogate endpoints, and requested comments thereon by August 2019. Although we did not reach agreement with the EMA on the definition and analysis of a surrogate endpoint prior to the readout of the 18-month analysis of the REGENERATE trial, we believe that the totality of the REGENERATE data supports the submission of an MAA with the EMA. However, the data that we submit to the EMA may not ultimately be found by the EMA to be sufficient for marketing approval. In June 2019, the FDA issued new draft guidance on the development of drugs for the treatment of NASH patients with compensated cirrhosis. Although we believe that, if successful, our Phase 3 REVERSE trial will support a regulatory submission seeking accelerated approval of OCA for NASH with compensated cirrhosis in the U.S., we do not know if achievement of the primary endpoint will ultimately be found sufficient by the FDA for approval.

While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we currently intend to file for approval of OCA for NASH in the United States and Europe based on the results from the 18-month interim analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for NASH patients with liver fibrosis on an accelerated or conditional basis, or at all. In addition, our regulatory submission may not be accepted by the FDA for review and, even if accepted for review, there may be delays in the FDA’s review process or the FDA may determine that our submission does not support the approval of OCA for the treatment of NASH. Similarly, there may be delays in the EMA’s review process or the EMA may determine that our submission does not support the approval of OCA for the treatment of NASH. Before granting approval, the FDA and/or the EMA may also require that we continue our Phase 3 REGENERATE trial until completion to assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Our regulatory pathway for OCA for the treatment of NASH will depend upon our discussions with the FDA and the EMA. As a result, we may face difficulty in establishing an acceptable registration strategy with respect to our Phase 3 REGENERATE and REVERSE trials, as well as other trials we may conduct in other subpopulations of NASH patients.

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

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of Ocaliva for PBC, our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. We are also conducting our CARE trial of OCA in pediatric patients with biliary atresia as a part of an EMA-approved Pediatric Investigation Plan supporting the conditional approval of Ocaliva for PBC. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved or to maintain approvals in the U.S., Europe or the other jurisdictions in which our products are approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that result in a change of trial design or timing. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will begin or be completed on schedule, if at all.

The commencement, enrollment and completion of our clinical trials and studies may be delayed, suspended or otherwise adversely affected for a variety of reasons, including:

●	our inability to obtain sufficient funds to complete or continue our clinical trials;
●	our inability to reach agreements on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which may be subject to extensive negotiation and may vary significantly among our various CROs and trial sites;
●	clinical holds, other regulatory objections to our commencing or continuing a clinical trial or our inability to obtain regulatory approval to commence clinical trials in countries that require such approvals;
●	our discussions with the FDA, EMA or other regulatory authorities prior to, or following, the initiation of our clinical trials, regarding, among other matters, the scope or design of our clinical trials, including trial endpoints, protocols and statistical analysis plans, and any modifications thereto;
●	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;
●	any delay in receiving results from, or failure to achieve the necessary results in, our clinical trials;
●	our inability to obtain approval from institutional review boards or independent ethics committees to conduct our clinical trials at their respective sites;
●	any data monitoring committee recommendation that our clinical trials be modified, suspended or terminated due to safety, lack of efficacy or other reasons;
●	severe or unexpected drug-related adverse events experienced by patients or any determination that a clinical trial presents unacceptable health risks;
●	any breach of the terms of any relevant agreement by us, our current or future collaborators that have responsibility for the clinical development of any of our product candidates, including Sumitomo Dainippon, or investigators conducting clinical trials on our product candidates;

●	our inability to timely manufacture, or obtain from our contract manufacturers, sufficient quantities of our product candidate required for our clinical trials; and
●	any difficulty recruiting, enrolling or retaining patients in our clinical trials based on, among other factors, the enrollment criteria for our clinical trials, the rarity of the disease, the characteristics of the population being studied, the risks of the procedures that may be required as part of the clinical trials, such as a liver biopsy, the availability of our products to patients generally following the approval of such products or competition from other clinical trial programs recruiting patients for the same indications as our product candidates.

For example, our Phase 3 REGENERATE trial is a large and complicated clinical trial in a disease without any approved therapies and involves serial liver biopsies over many years. While we announced topline results from the 18-month analysis of our pivotal Phase 3 REGENERATE trial in February 2019, REGENERATE is planned to continue through clinical outcomes in order to confirm clinical benefit and there can be no assurance that we will retain a sufficient number of patients in the full study cohort or complete the clinical outcomes trial in accordance with the study protocol or on a timely basis, if at all. Similarly, our COBALT clinical outcomes confirmatory trial for PBC includes subjects across the spectrum of PBC disease, including early and advanced PBC, and there can be no assurance that we will enroll and retain a sufficient number of patients in the full study or complete the clinical outcomes trial in accordance with the study protocol or on a timely basis, if at all. As we engage in other large and complicated trials and trials in advanced disease populations, we may experience a number of challenges that may negatively affect or delay our plans and development programs.

Additionally, we have in the past occasionally experienced difficulties enrolling and retaining patients enrolled in our clinical trials. Difficulties in enrolling and retaining patients may delay our clinical trials or result in negative or inconclusive outcomes, and we or our collaborators may decide, or regulatory authorities may require us, to conduct additional clinical trials or additional analyses of existing clinical trials. Any delay or compromises with respect to the validity of our clinical trials may have a material adverse effect on our business or decrease our competitive position relative to other biotechnology or pharmaceutical companies with whom we compete.

In addition, if we or any of our collaborators are required to conduct additional clinical trials or other preclinical studies of our product candidates beyond those contemplated, our ability to obtain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed.

Clinical failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials, including OCA, may not have favorable results in later clinical trials or receive or maintain regulatory approval.

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

In addition, the design of clinical trials, including trial endpoints, protocols and statistical analysis plans, can determine whether such trials will support product approvals, and flaws in the design of such trials may not become apparent until such trials are well-advanced. We may be unable to design and execute clinical trials to support regulatory approval. Further, clinical trials of product candidates often reveal that it is not practical or feasible to continue development efforts. If OCA or our other product candidates are found to be unsafe or lack efficacy for any indication, we will not be able to obtain regulatory approval for them, and our prospects and business may be materially and adversely affected.

There may be significant variability in the safety and/or efficacy results we see in different trials studying OCA or our other product candidates due to numerous factors, including differences in the underlying disease being studied, changes or differences in trial protocols or statistical analysis plans, differences in the composition of the patient populations or clinical trial sites, differences in adherence to the dosing regimen and other aspects of the trial protocols and differences in the rate of dropouts among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct on our product candidates will demonstrate consistent or adequate efficacy and safety or result in the approval of our product candidates by regulatory authorities. If we are unable to bring any of our current or future product candidates to market, acquire any previously approved products or maintain approval for our approved products, our ability to create long-term stockholder value will be limited.

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

In February 2019, we announced topline results from the 18-month analysis of our pivotal Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we currently intend to file for approval of OCA for NASH in the United States and Europe based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for NASH patients with liver fibrosis on an accelerated or conditional basis, or at all. Additionally, interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed.  Our Phase 3 REGENERATE trial is ongoing to confirm the clinical benefit of OCA for NASH.

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

If we or others identify undesirable or unacceptable side effects caused by our product candidates or products:

●	we may be required to modify, suspend or terminate our clinical trials;
●	we may be required to modify or include additional dosage and administration instructions, warnings and precautions, contraindications, boxed warnings, limitations, restrictions or other statements in the product label for our approved products, or issue field alerts to physicians and pharmacies;
●	we may be required to conduct costly additional clinical trials;
●	we may be subject to limitations on how we may promote our approved products;
●	sales of our approved products may decrease significantly;
●	regulatory authorities may require us to take our approved products off the market;

●	we may be subject to regulatory investigations, government enforcement actions, litigation or product liability claims; and
●	our products may become less competitive or our reputation may suffer.

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

In January 2015, we received breakthrough therapy designation for OCA for the treatment of NASH patients with fibrosis. However, there is no guarantee that the receipt of breakthrough therapy designation will result in a faster development process, review or approval of OCA for NASH patients with fibrosis or increase the likelihood that OCA will be granted marketing approval for NASH patients with fibrosis. Similarly, any future breakthrough therapy designation relating to any other potential indication of OCA or our other product candidates will neither guarantee a faster development process, review or approval nor improve the likelihood of the grant of marketing approval by the FDA compared to conventional FDA procedures. In addition, the FDA may withdraw any breakthrough therapy designation at any time. While we may seek breakthrough therapy designation for one or more of our product candidates in the future, we can give no assurance that the FDA will grant such status.

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

We rely entirely on third parties for the manufacture of our product requirements for our preclinical studies and clinical trials, as well as our commercial supply of Ocaliva and, if approved, OCA for NASH and our other product candidates, and also depend on third-party vendors and CROs for certain of our clinical trial and product development activities. Our business could be harmed if our third-party manufacturers fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices, or if our third-party vendors or CROs assisting us with our clinical trials and product development activities fail to comply with their contractual commitments or applicable regulatory obligations or if we lose our relationships with our third-party vendors and CROs.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates and products ourselves, including:

●	the possibility that we are unable to enter into or renew our manufacturing agreements with third parties on acceptable terms, or at all;
●	the possible termination or breach by our third-party manufacturers of our manufacturing agreements based on factors beyond our control; and
●	our inability to timely identify and qualify a replacement for any of our third-party manufacturers in the event any such third-party manufacturer fails to meet our product requirements or following the termination, expiration or nonrenewal of our agreements with such third-party manufacturer.

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

We depend on third-party vendors and CROs for certain of our clinical trial and product development activities. If any of these providers fail to comply with their contractual commitments or applicable regulatory obligations, our business could be materially and adversely affected. In addition, if we are unable to maintain our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could materially and adversely affect our clinical trial and product development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that such a provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. Any third-party vendors and CROs that we retain are subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. The FDA and other regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If these regulations are not adhered to by these providers, or if such providers fail to timely correct any non-compliance, the commercialization and development of our product candidates or approved products could be delayed, which could materially and adversely harm our business and financial condition.

Even though we have received conditional approval of Ocaliva for PBC, we and our contract manufacturers are still subject to strict, ongoing regulatory requirements.

Even though we have received conditional approval of Ocaliva for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA, we and our contract manufacturers are subject to ongoing regulatory requirements relating to, among other things, Ocaliva’s manufacturing, packaging, labeling and storage. In addition, we and our contract manufacturers and our contract manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and the requirements of other similar regulatory authorities, including requirements that quality control and manufacturing procedures conform to current cGMPs. As such, we and our contract manufacturers are subject to periodic cGMP inspections and must continue to expend time, money and effort to ensure compliance with applicable manufacturing, production and quality control requirements. We are also required to report certain adverse reactions and production problems, if any, to the FDA, EMA and other similar regulatory authorities and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and generally must be consistent with the information in the product’s approved label.

If a regulatory authority such as the FDA discovers previously unknown problems with one of our products, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of one of our products, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. In addition, if we or our contract manufacturers, other third-party vendors or collaborators fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

●	issue Form 483 notices or Warning Letters, in the case of the FDA, or similar notices, in the case of other regulatory agencies;
●	mandate modifications to our promotional materials or require us to provide corrective information to healthcare practitioners;
●	require us or our collaborators to enter into a consent decree or permanent injunction, which may include the imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	recall our products;
●	suspend any of our ongoing clinical studies;
●	impose administrative, civil or criminal penalties;

●	withdraw regulatory approval or require changes to our product label, including the inclusion of additional warnings or changes to the approved indication;
●	refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;
●	impose restrictions on our operations or those of our contract manufacturers, including costly new manufacturing requirements; or
●	seize or detain products.

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

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that certain of these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a DHCP letter and the FDA also subsequently issued its own drug safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforced the then-existing dosing schedule for patients with Child-Pugh Class B or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and have engaged with relevant regulatory authorities to ensure that the Ocaliva label sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis. These events, the revised label, any future label changes that may be required by the FDA or other relevant regulatory authorities and any safety concerns associated with Ocaliva, perceived or real, may materially and adversely affect our Ocaliva commercialization efforts and, consequently, our financial condition and results of operations.

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of Ocaliva and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes considered by the Trump administration.

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

The degree of market acceptance of our approved products depends on a number of factors, including:

●	limitations, warnings, precautions, boxed warnings, contraindications, restrictions or other statements contained in the product label approved by the FDA, EMA or other relevant regulatory authorities;
●	changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for any of our products, such as UDCA for the treatment of PBC;
●	limitations in the approved indications for our products;

●	demonstrated and perceived clinical safety and efficacy compared to competitive products;
●	a lack of adverse side effects, including deaths and other serious adverse events;
●	sales, marketing and distribution support;
●	the availability of reimbursement from managed care plans and other third-party payors;
●	the timing of the market introduction of competitive products;
●	the degree of cost-effectiveness;
●	availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;
●	the extent to which our products are approved for inclusion on formularies of hospitals and managed care organizations;
●	whether and to what extent our products are recommended under physician treatment guidelines for the treatment of the indications for which we have received regulatory approval;
●	adverse publicity concerning our products or favorable publicity concerning competitive products;
●	the convenience and ease of administration of our products; and
●	potential product liability claims.

In addition, the potential market opportunity for Ocaliva for PBC, OCA for NASH, if approved, and our other future approved products, if any, is difficult to precisely estimate. For example, our estimates of the potential market opportunity for Ocaliva for PBC include a number of key assumptions related to prevalence rates, patients’ access to healthcare, diagnosis rates and patients’ response to or tolerance of Ocaliva, which are based on available literature and epidemiology research in PBC, our industry knowledge gained through market research and other methods, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions prove to be inaccurate, then the actual market for Ocaliva for PBC could be smaller than our estimates of our potential market opportunity. If the actual market opportunity for Ocaliva for PBC, OCA for NASH, if approved, or our other future approved products, if any, is smaller than we expect, our product revenue may be limited and our financial condition and results of operations may be materially and adversely affected.

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

For approved products where we decide to perform sales, marketing and distribution functions ourselves or through third parties, we could face a number of additional risks, including:

●	we or our third-party sales collaborators may not be able to attract and build, or retain, an effective marketing or sales force;
●	the cost of securing or establishing a marketing or sales force may exceed the revenues generated by our products; and
●	our sales and marketing efforts may not be successful.

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

If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil penalties, damages, fines, imprisonment, exclusion of products from reimbursement under United States federal or state healthcare programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially and adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly.

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

Our collaborators may fail to develop or effectively commercialize products, product candidates or technologies for a variety of reasons, including a lack of sufficient resources, a decision not to devote the necessary resources due to internal constraints, such as limited cash or human resources, a change in strategic focus or a failure to obtain the necessary regulatory approvals. For example, our strategic collaboration with Sumitomo Dainippon may not be successful due to a number of important factors, including the following:

●	Sumitomo Dainippon has significant discretion in determining the efforts and resources that it will apply to its strategic collaboration with us. The timing and amount of any cash payments, milestones and royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and, if approved, commercialization of OCA in China (excluding Taiwan) by Sumitomo Dainippon;
●	subject to certain restrictions contained in our license agreement, it is possible that Sumitomo Dainippon may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that it licenses from us;
●	Sumitomo Dainippon may change the focus of its development and commercialization efforts or pursue higher-priority programs;
●	Sumitomo Dainippon may, under specified circumstances, terminate our license agreement on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic collaborators or adversely affect how we are perceived in the scientific and financial communities;

●	Sumitomo Dainippon has, under certain circumstances, the right to maintain or defend our intellectual property licensed to it in its territory and, although we may have the right to assume the maintenance and defense of our intellectual property if Sumitomo Dainippon does not, our ability to do so may be compromised by its acts or omissions;
●	Sumitomo Dainippon may utilize our intellectual property in such a way as to invite litigation that could jeopardize our intellectual property or expose us to potential liability; and
●	Sumitomo Dainippon may not comply with all applicable regulatory requirements.

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

If we are unable to enter into new arrangements or maintain our existing arrangements on acceptable terms, or at all, we may be unable to effectively market and sell our products in certain of our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration and similar arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we collaborate with a third party for development and commercialization of a product candidate or approved product, we expect to relinquish some or all of the control over the future success of that product candidate or approved product to the third party. Our collaboration partner may not devote sufficient resources to development or commercialization or may otherwise fail in their development or commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators, we may incur increased costs and we may be forced to limit the number of products or product candidates we can commercially develop or the territories in which we can commercialize them. If we fail to achieve successful collaborations, our operating results and financial condition could be materially and adversely affected.

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

The completion of development, securing of approval and commercialization of OCA for additional indications such as NASH will require substantial additional funding, is subject to numerous risks and we may not be successful. We cannot provide you any assurance that we will be able to successfully advance any of these indications through the development process. Even if we receive regulatory approval to market OCA for the treatment of NASH or any other additional indications, we cannot assure you that any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize OCA for NASH or other additional indications, our commercial opportunity will be limited and our business prospects will suffer.

Risks Related to Our Business and Strategy

We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

We outsource and plan to continue to outsource substantial portions of our operations to third-party service providers, including CROs for certain of our clinical trial and product development activities, contract manufacturers for the production of active pharmaceutical ingredient and finished drug product for our commercial sales and for our clinical trials and preclinical studies and a contract sales organization for the commercialization of Ocaliva in certain jurisdictions. We will likely also use the services of third-party vendors in connection with our future commercialization activities, including product sales, marketing and distribution. Our agreements with third-party service providers are on a study-by-study and/or project-by-project basis. Typically, we may terminate these agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, a number of third-party service providers that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. If these providers do not adhere to applicable governing practices and standards, the commercialization of Ocaliva and the development of OCA and our other product candidates could be delayed or stopped, which could severely harm our business and financial condition.

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In the past, we experienced difficulties with a third-party contract manufacturer for OCA, including delays in receiving adequate clinical trial supplies as and when requested. We subsequently replaced this manufacturer, but it is possible that we could experience similar difficulties in the future. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that have the specialized expertise required to achieve our business objectives. Identifying, qualifying and managing the performance of third-party service providers can be difficult, time-consuming and cause delays in our development programs. Despite our growth, we have limited internal resources available to identify and monitor third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers, our business may be materially and adversely affected. We may further be subject to the imposition of civil or criminal penalties if their conduct violates applicable law.

Our third-party service providers generally are not prohibited from providing their services to other biopharmaceutical companies, including companies that currently or may in the future compete with us. For example, certain of our third-party service providers and consultants may be able to develop intellectual property to which we are not entitled under our agreements and that may eventually be used to develop products that compete with our products. Although we generally have confidentiality and non-disclosure agreements in place with our third-party service providers and consultants, such third parties may be able to provide services to other companies without violating the terms of our agreements. In addition, although we may seek to enter into non-compete arrangements with our key third-party service providers, such arrangements are difficult to negotiate and we may be unable to successfully enter into or enforce such arrangements.

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

Some of the pharmaceutical and biotechnology companies that we expect to compete with include 3-V Biosciences, Inc., 89bio, Inc., Allergan plc, Acorda Therapeutics, Inc., Affimune Limited, Akcea Therapeutics, Inc., Akero Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Can-Fite BioPharma Ltd., Celgene Corporation, Cirius Therapeutics, Inc., Corcept Therapeutics Incorporated, CymaBay Therapeutics, Inc., Dr. Falk Pharma GmbH, Durect Corporation, Eli Lilly and Company, Enanta Pharmaceuticals, Inc., Forma Therapeutics, Inc. Galectin Therapeutics Inc., Galecto Biotech AB, Galmed Pharmaceuticals Ltd., Genfit SA, Genkyotex, Gilead Sciences, Inc., GlaxoSmithKline plc, GRI Bio, Inc., Hanmi Pharmaceutical Co., Ltd., HighTide Therapeutics Inc., Immuron Limited, Inventiva, Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nash Pharmaceuticals Inc., NGM Biopharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Oramed Pharmaceuticals Inc., Pfizer Inc., Poxel SA, Second Genome, Inc., Sinew Pharma Inc., Theratechnologies, Inc., Viking Therapeutics, Inc., Yagrit International Ltd and Zydus Pharmaceuticals (USA) Inc. Ocaliva competes with UDCA (or ursodiol), a first-line therapy approved for the treatment of PBC that is available generically at a significantly lower cost than Ocaliva. Although we have a license to develop and commercialize bezafibrate in the United States, bezafibrate has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH outside of the United States. Genfit SA has an ongoing Phase 3 clinical trial of elafibranor, a dual PPAR alpha/delta agonist, in NASH. Genfit is also studying elafibranor for the treatment of PBC. Gilead Sciences, Inc. is studying firsocostat, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases acquired from Nimbus Therapeutics, LLC, and cilofexor, an FXR agonist, in NASH patients. Gilead Sciences, Inc. is also studying a number of compounds in other liver diseases including PBC. Allergan plc has an ongoing Phase 3 clinical trial of cenicriviroc, a dual CCR2 and CCR5 inhibitor, for the treatment of NASH. CymaBay Therapeutics, Inc. is studying seladelpar, a peroxisome proliferator-activated receptor δ agonist, for the treatment of PBC and NASH. A number of other companies have trials in PBC, NASH and other liver diseases that we are targeting.

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

We believe that our ability to successfully compete will depend on, among other things:

●	the results of our and our strategic collaborators’ clinical trials and preclinical studies;
●	our ability to recruit, enroll and retain patients for our clinical trials;
●	the efficacy, safety and tolerability of Ocaliva and our other future approved products, if any;
●	the speed at which we develop our product candidates;
●	our ability to design and successfully execute appropriate clinical trials;
●	our ability to maintain productive relationships with regulatory authorities;
●	the timing and scope of regulatory approvals, if any;
●	our ability to commercialize and market Ocaliva and our other future approved products, if any;
●	the price of our products;
●	our ability to obtain adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
●	our ability to protect our intellectual property rights related to our products;
●	our ability to manufacture and sell commercial quantities of Ocaliva and our other future approved products, if any, to the market; and
●	the acceptance of our products by physicians and other healthcare providers.

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

A variety of risks associated with our international business operations and our planned international business relationships could materially and adversely affect our business.

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization, a contract sales organization and third-party distributors depending on the jurisdiction. In addition, Sumitomo Dainippon has an exclusive license to develop and commercialize OCA for the treatment of PBC and NASH in China (excluding Taiwan). Our international operations and business relationships subject us to additional risks that may materially and adversely affect our business and ability to attain or sustain profitability, including:

●	the far-reaching anti-bribery and anti-corruption legislation in the United Kingdom, including the UK Bribery Act, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

●	compliance with complex import and export control laws;
●	restrictions on direct investments by foreign entities and trade restrictions;
●	differing regulatory requirements for drug approvals internationally and the inability to obtain necessary foreign regulatory, pricing or reimbursement approvals for our products in a timely manner, or at all;
●	uncertainty regarding the collectability of accounts receivable;
●	difficulties in staffing and managing international operations;
●	potentially reduced protection for our intellectual property rights;
●	potential third-party patent rights in countries outside of the United States;
●	the potential for so-called “parallel importing,” which is what occurs when a local seller opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;
●	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;
●	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including countries in Europe;
●	compliance with tax, employment, immigration and labor laws applicable to our employees working or traveling abroad;
●	taxes in other countries;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other transactional risks incident to doing business in foreign countries;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and
●	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

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

In addition, we are subject to the anti-bribery and anticorruption laws of the United States, as well as of foreign jurisdictions where we operate, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. Generally, these laws prohibit paying or offering anything of value to a foreign government official for the purpose of obtaining or retaining business. U.S. and foreign regulators have increased their enforcement of anti-bribery and anticorruption laws in recent years, and failure to comply with these laws could result in various adverse consequences, including:

●	the possible delay in approval or refusal to approve our product candidates;
●	recalls, seizures or withdrawal from the market of an approved product;
●	disruption in the supply or availability of our products or suspension of export or import privileges;
●	the imposition of civil or criminal sanctions;
●	the prosecution of executives overseeing our international operations; and
●	damage to our reputation.

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

Our information security systems are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA, and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information.

Various foreign countries where we may process personal information also have, or are developing, laws governing the collection, use, disclosure and storage of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business.

In July 2016, U.S. and European Commission officials adopted a new framework called the EU-U.S. Privacy Shield to govern cross-border flows of personal information. We adopted the EU-U.S. Privacy Shield and have certified to its requirements since October 2016. In May 2018, the General Data Protection Regulation (the “GDPR”) took effect in the European Union. The GDPR imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than previous EU data protection legislation. Although the GDPR applies across the European Union without the need for local implementing legislation, local data protection authorities retain the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. In addition, we do not know the extent of the impact that Brexit may have on our ability to transfer personal information between EU member states and the United Kingdom and we may need to develop new mechanisms to permit for the transfer of this data. Implementation of the GDPR and other changes in privacy and data protection laws or regulations could require changes to certain of our business practices, thereby increasing our costs. While we are actively employing the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield as a means to legitimize the transfer of personal information from the European Union and Switzerland to the United States, and are engaging in activities to comply with the GDPR requirements, we may be unsuccessful in these efforts. In addition, if currently available mechanisms utilized for the transfer of personal information, such as the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield, are invalidated in litigation or otherwise, we may not be able to employ suitable mechanisms to continue such transfers and our ability to conduct our business may be materially impacted.

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

We have significantly expanded our operations, including the size of our employee base, and expect to continue to grow as we pursue our future development and commercialization strategy. As we advance our preclinical and clinical development programs for OCA and our other product candidates, seek regulatory approval in the United States and elsewhere and pursue our product development programs, we may need to increase our product development, scientific and administrative headcount. We will also need to grow our commercial capabilities. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems may experience difficulty in adjusting to our growth and strategic focus.

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

Our need to effectively manage our operations, growth and various projects requires that we:

●	successfully attract and recruit new employees or consultants with the expertise and experience we require in the United States, Europe and other jurisdictions;
●	develop and expand our commercial infrastructure;
●	manage our clinical programs effectively, which are often conducted at numerous domestic and international clinical sites, and advance our other development efforts; and
●	continue to improve our operational, financial and management controls, reporting systems and procedures.

If we are unable to successfully manage our growth and the increased complexity of our operations, our business may be materially and adversely affected.

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

We also have key scientific and clinical advisors and consultants who assist us in formulating our research, development, clinical and regulatory strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us and such individuals typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may assist other companies in developing products or technologies that may compete with ours.

Failure to establish and maintain adequate financial infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

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

In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Global Select Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations would likely be materially and adversely affected.

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

The use of our product candidates in clinical trials and the sale of any products for which we have obtained or may obtain marketing approval, such as Ocaliva for PBC, expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, healthcare providers or others. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, product liability claims may result in:

●	withdrawal of clinical trial participants;
●	termination of clinical trial sites or entire clinical trial programs;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	decreased demand for our products and loss of revenues;
●	impairment of our business reputation;
●	diversion of management and scientific resources from our business operations; and
●	the inability to develop and commercialize our products and product candidates or the withdrawal of our products from the market.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if our current levels of coverage are adequate or if we will be able to obtain insurance with adequate levels of coverage in the future, if at all. Any significant uninsured liability may require us to pay substantial amounts, which could materially and adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price, among other factors, may result in us being required to pay substantially higher premiums for our directors’ and officers’ insurance, and may make it difficult for us to obtain adequate coverage on reasonable terms, if at all.

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

From time to time, we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the expansion and development of our business. These initiatives may include in-licensing or acquiring products, technologies or businesses or entering into a business combination with another company. If we pursue such a strategy, we could, among other things:

●	issue equity securities that would dilute our current stockholders’ ownership;
●	incur substantial debt that may place strains on our operations;

●	be required to dedicate substantial operational, financial and management resources to integrate new products, technologies or businesses;
●	assume substantial actual or contingent liabilities;
●	impair our ability to make payments of interest and principal on our outstanding debt, including the Convertible Notes;
●	reprioritize our development programs or cease development and commercialization activities with respect to certain of our product candidates or approved products; or
●	merge or otherwise enter into a business combination with another company, which may result in our stockholders receiving cash and/or securities of the other company on terms that certain of our stockholders may not deem desirable.

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

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products such as Ocaliva and product candidates such as OCA for NASH, others may compete against us more directly, which could harm our business, possibly materially.

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

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions, and the legal standards relating to the patentability, validity and enforceability of pharmaceutical patents are evolving. Changes in either the patent laws or in interpretations of patent laws in U.S. and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may issue from the applications we have filed or may file in the future or those that we may license from third parties. Additionally, our currently pending or future patent applications may not result in issued patents, and any term extensions or reissues that we seek may not be granted. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology or we may not be able to prevent third parties from launching generic versions of our products, or from developing or marketing products that are similar or identical to ours.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make compounds that are similar to our products or product candidates but that are not covered by the claims of our patents;
●	we might not have been the first to make the inventions covered by our patents or pending patent applications;

●	we might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies, or may duplicate any of our technologies;
●	any patents that we obtain may not provide us with any competitive advantages or exclusivity in a particular product area or indication or for the length of time we have anticipated;
●	we may not develop additional proprietary technologies that are patentable; or
●	the patents of others may have an adverse effect on our business.

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

Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we applied for an extension of the patent term for this patent in the United States through 2027. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we applied for supplementary patent certification (“SPC”) to extend the patent term for this patent in the European Union through 2027. We have received grants of SPC in Austria, Cyprus, Denmark, France, Germany, Ireland, Italy, Norway, Portugal, Spain and Sweden. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued composition of matter patents for OCA are expected to expire in 2022 at the earliest and 2036 at the latest if the appropriate maintenance, renewal, annuity, or other government fees are paid.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to go to court or engage in other adversarial proceedings to stop another party from using the inventions claimed in any of our current or future patents, that individual or company has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable or not infringed, and that we do not have the right to stop the other party from using the inventions. In addition, the U.S. Supreme Court has modified some tests utilized by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenges to our patents or the patents we license.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and/or delay, halt or increase the costs of our commercialization efforts.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products, or the manufacture or use of our product candidates, will not infringe third-party patents. Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products and product candidates. The defense of these lawsuits is often costly and could affect our results of operations and divert the attention of our management and scientific personnel. There is also a risk that a court could decide that we or our manufacturing or commercialization partners are infringing the third party’s patents and order us or our partners to stop the activities covered by the patents. In that event, we or our partners may be required to halt or delay commercialization or development of the relevant product or product candidate. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party’s patents, and we may be subject to indemnification obligations with respect to any such payments made by our partners. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products, product candidates or methods of use. The coverage of patents is subject to interpretation by the courts, and such interpretation is not always uniform.

If we are sued for patent infringement, we would need to demonstrate that our products, product candidates or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in such proceedings, we may incur substantial costs and divert our management’s time and attention, which could have a material adverse effect on our business. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we fail to obtain a license, develop or obtain non-infringing technology, defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in the commercialization of our products and product candidates and be precluded from manufacturing or selling our products and product candidates.

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent or file with respect to a technology, because:

●	some patent applications in the United States may be unpublished or otherwise maintained in secrecy until the patents are issued;
●	patent applications in the United States are typically not published until 18 months after the priority date; and

●	publications in the scientific literature often lag behind actual discoveries.

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

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims, which could result in substantial costs and be a distraction to our management even if we are successful.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the $460.0 million aggregate principal amount of 2023 Convertible Notes that we issued in July 2016 and/or the $230.0 million aggregate principal amount of 2026 Convertible Notes that we issued in May 2019 or any other indebtedness we or our subsidiaries may incur in the future depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the Convertible Notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may incur substantially more debt or take other actions that would affect our ability to pay the principal of and interest on our debt.

We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. We and our subsidiaries are not restricted under the terms of the indentures governing the Convertible Notes or otherwise from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking other actions that could have the effect of diminishing our ability to service our debt when due.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock together beneficially own a significant percentage of our common stock based on reports filed with the SEC. If these stockholders were to choose to act together, they would be able to significantly influence matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization, as well as our management and affairs. This concentration of voting power could delay or prevent an acquisition of us on terms that other securityholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other securityholders and they may act in a manner that advances their best interests and not necessarily those of other securityholders, including seeking a premium value for their common stock, and might affect the market price of  our common stock and the Convertible Notes.

We have a significant stockholder, which will limit your ability to influence corporate matters, may give rise to conflicts of interest and could result in future substantial sales of shares of our common stock into the market.

Genextra S.p.A. (“Genextra”) is our largest stockholder and owns a significant minority percentage of our outstanding common stock. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other securityholders may desire.

Furthermore, the interests of Genextra may not always coincide with the interests of other securityholders, and Genextra may act in a manner that advances its best interests and not necessarily those of other securityholders, including seeking a premium value for its common stock, and might affect the market price of our common stock and the Convertible Notes. Our board of directors, which consists of ten directors, including one associated with Genextra, has the power to set the number of directors on our board from time to time.

Genextra also may sell shares of our common stock into the market from time to time, and we cannot predict the effect, if any, that future sales by Genextra may have on the market price of our common stock or the Convertible Notes.

In addition, Genextra has informed us that it has pledged shares of our common stock that it holds as collateral in connection with a margin loan. Enforcement against such collateral could materially and adversely affect the price of our common stock or the Convertible Notes.

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

We may be subject to additional suits or proceedings brought in the future and, as has been the case with many companies in our industry, we may from time to time receive inquiries and subpoenas and other types of information requests from government authorities and others. For example, in May 2018, we received a subpoena from the SEC requesting information in connection with our patient assistance program and certain of our commercial activities. While the ultimate outcome of any such investigations, inquiries, information requests and legal proceedings is difficult to predict, adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, significant costs, payments, damages or fines or other administrative, civil or criminal remedies, liabilities or penalties, which may have a material adverse effect on our business, results of operations and financial condition. In addition, monitoring and defending against legal actions, whether or not meritorious, and responding to investigations, inquiries and information requests is expensive, time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve such matters. Although we may receive insurance coverage for certain adversarial proceedings, coverage could be denied or prove to be insufficient. It is possible that we could, in the future, incur a judgment or enter into settlement of claims for monetary damages. A decision adverse to our interests could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition.

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

●	receipt of additional marketing authorizations for Ocaliva in our target markets or for our product candidates, including OCA for NASH;
●	failure to successfully commercialize Ocaliva for PBC or our other approved products in the United States, Europe and our other target markets in which we have or may receive marketing authorization or our inability to maintain regulatory approval for Ocaliva or our other approved products in such markets;
●	issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	inability to obtain additional funding;
●	delay in filing an investigational new drug application, NDA, MAA or comparable submission for any of our product candidates, including OCA for NASH, and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;
●	failure to successfully develop, obtain regulatory approval of and, if approved, commercialize OCA for indications other than PBC, such as NASH, or any of our other product candidates;
●	potential side effects associated with Ocaliva for PBC, OCA for NASH or our other product candidates;
●	inability to obtain adequate product supply of Ocaliva, OCA or any of our other product candidates or the inability to do so at acceptable prices;
●	results of clinical trials of our competitors’ products and product candidates;
●	regulatory actions with respect to our products or product candidates or our competitors’ products or product candidates;
●	changes in laws or regulations applicable to our products or product candidates;
●	failure to meet or exceed financial projections or guidance we may provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	competition from existing products or new products that may emerge;
●	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key management or scientific personnel;

●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional financing efforts;
●	disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	sales of our common stock by us, our insiders or our other stockholders;
●	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements, or prevent system failures, data breaches or violations of data protection laws;
●	market conditions for biopharmaceutical stocks in general; and
●	general economic, industry and market conditions.

Any of these factors could also affect the trading price of the Convertible Notes.

Furthermore, stock markets in general and the market for biotechnology companies in particular have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations may negatively impact the market price of our securities, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been in the past, and are currently subject to this type of litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, you could incur substantial losses.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock or the Convertible Notes may decline even if our business is doing well.

A significant number of shares of our common stock are held by a small number of stockholders, including Genextra. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock or the Convertible Notes. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. We have also registered the offer and sale of all of the shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares may be freely sold in the public market upon issuance.

Additionally, sales of our common stock by our executive officers or directors, even when done during an open trading window under our policies with respect to insider sales or done under a trading plan adopted in accordance with the guidelines set forth by Rule 10b5-1, may adversely impact the market price of our common stock or the Convertible Notes. Although we do not expect that the relatively small volume of such sales would itself significantly impact the market price of our common stock or the Convertible Notes, the market could react negatively to the announcement of such sales, which could in turn affect the market price of our common stock and the Convertible Notes. Furthermore, Genextra has informed us that it has pledged shares of our common stock that it holds as collateral in connection with a margin loan. Enforcement against such collateral could materially and adversely affect the price of our common stock and the Convertible Notes.

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

We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in May 2019, we issued and sold an aggregate of 2,879,760 shares of common stock and $230.0 million aggregate principal amount of the 2026 Convertible Notes, in April 2018, we issued and sold an aggregate of 4,257,813 shares of common stock and in July 2016, we issued and sold $460.0 million aggregate principal amount of the 2023 Convertible Notes. Conversions of the Convertible Notes will dilute the ownership interests of existing shareholders to the extent that we elect to deliver shares of our common stock (or a combination of cash and shares of our common stock) in connection therewith. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock. We may also issue shares of common stock, stock options, restricted stock, restricted stock units or other stock-based awards under our existing or future equity incentive plans or other employee or director compensation plans. The issuance of additional shares of common stock (including pursuant to conversions of the Convertible Notes) or other securities convertible into or exchangeable for our common stock, or the perception that such issuances may occur, may materially and adversely affect the price of our common stock and the Convertible Notes.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they publish inaccurate or unfavorable reports about us or our securities, the price of our securities and trading volume in our securities could decline.

The market for our common stock and the Convertible Notes depends in part on the research and reports that securities or industry analysts publish about our company. We do not have any control over these analysts, and there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price and the price of the Convertible Notes may decline. If one or more of the analysts covering us fail to regularly publish reports on us, demand for our common stock and the Convertible Notes may decline, which could cause our stock price and the price of the Convertible Notes and trading volume to decline.

Anti-takeover provisions in our restated certificate of incorporation and our restated bylaws, as well as provisions of Delaware law and certain provisions of the Convertible Notes, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock or the Convertible Notes.

Provisions in our restated certificate of incorporation and restated bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger, acquisition or other change in control that our securityholders consider favorable, including transactions in which securityholders might otherwise receive a premium for their securities. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

●	authorizing the issuance of “blank check” convertible preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders, to the extent that no stockholder, together with its affiliates, holds more than 50% of our voting stock;
●	eliminating the ability of stockholders to call a special meeting of stockholders;
●	permitting our board of directors to accelerate the vesting of outstanding equity awards upon certain transactions that result in a change of control; and
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our restated certificate of incorporation or restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our securityholders to receive a premium for their securities, and could also affect the price that some investors are willing to pay for our common stock or the Convertible Notes.

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

The existence of the foregoing provisions and anti-takeover measures may also frustrate or prevent any attempts by our stockholders to replace or remove our current management or members of our board of directors and could limit the price that investors might be willing to pay in the future for shares of our common stock or the Convertible Notes. They could also deter potential acquirers of our company, thereby reducing the likelihood that our securityholders could receive a premium for their securities in an acquisition.

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

The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty by shifting the burden of such losses and expenses to us. Although we carry directors’ and officers’ liability insurance, certain liabilities or expenses covered by our indemnification obligations may not be covered by such insurance or the coverage limitation amounts may be exceeded. As a result, we may need to use a significant amount of our funds to satisfy our indemnification obligations, which could severely harm our business and financial condition and limit the funds available to securityholders who may choose to bring a claim against our company.

We do not intend to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of shares of our common stock will provide a return to stockholders, which may not occur. Investors seeking cash dividends should not invest in our common stock. You may not realize any return on your investment in our common stock and may lose some or all of your investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended June 30, 2019.

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

April 1, 2019 through April 30, 2019	2,767	$111.05	—	—
May 1, 2019 through May 31, 2019	1,656	$85.41	—	—
June 1, 2019 through June 30, 2019	—	—	—	—
Total	4,423	$101.45	—	—
(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1#	Employment Agreement, effective January 22, 2018, between the Registrant and Ryan Sullivan.

10.2#	Employment Agreement, effective February 6, 2018, between the Registrant and Gail Cawkwell.

10.3

Securities Purchase Agreement, dated May 8, 2019, between the Registrant and Samsara BioCapital, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 14, 2019).

31.1	Certification of Principal Executive Officer required by Rule 13a14(a) or Rule 15d14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a14(a) or Rule 15d14(a).

32.1(1)	Certifications required by Rule 13a14(b) or Rule 15d14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 (unaudited) and December 31, 2018 (audited), (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2019 and 2018 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2019 and 2018 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six-month periods ended June 30, 2019 and 2018 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2019 and 2018 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates a management contract or compensatory plan or arrangement.

(1)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

Date: August 8, 2019	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer and Treasurer
(Principal Financial Officer)