Form 10-Q
period 2019-09-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2019-11-05
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ⌧

The number of shares of the registrant’s common stock outstanding as of September 30, 2019 was 32,733,447.

Intercept Pharmaceuticals, Inc.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018 (Audited)	6

	Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2019 and 2018 (Unaudited)	7

	Condensed Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2019 and 2018 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine-month periods ended September 30, 2019 and 2018 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2019 and 2018 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86

Item 5.	Other Information	87

Item 6.	Exhibits	87

Exhibit Index		87

Signatures		89

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

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$63,377	$43,248
Investment debt securities, available-for-sale	648,994	392,912
Accounts receivable, net	32,822	25,694
Prepaid expenses and other current assets	23,891	20,571
Total current assets	769,084	482,425
Fixed assets, net	5,973	10,411
Inventory, net	9,348	7,108
Security deposits	8,205	9,223
Other assets	9,484	—
Total assets	$802,094	$509,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$133,295	$105,109
Short-term interest payable	5,463	7,475
Short-term portion of deferred revenue	1,216	1,621
Total current liabilities	139,974	114,205
Long-term liabilities:
Long-term debt	525,339	371,250
Long-term other liabilities	6,046	3,771
Long-term portion of deferred revenue	—	811
Total liabilities	$671,359	$490,037
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock par value $0.001 per share; 45,000,000 shares authorized; 32,733,447 and 29,693,876 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	33	30
Additional paid-in capital	2,157,080	1,800,144
Accumulated other comprehensive loss, net	(1,070)	(2,259)
Accumulated deficit	(2,025,308)	(1,778,785)
Total stockholders’ equity	130,735	19,130
Total liabilities and stockholders’ equity	$802,094	$509,167

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue:
Product revenue, net	$61,545	$46,581	$179,286	$124,908
Licensing revenue	405	405	1,216	1,616
Total revenue	61,950	46,986	180,502	126,524
Operating expenses:
Cost of sales	487	519	1,738	1,512
Selling, general and administrative	76,828	56,812	223,738	184,503
Research and development	60,168	47,941	178,163	144,028
Total operating expenses	137,483	105,272	403,639	330,043
Operating loss	(75,533)	(58,286)	(223,137)	(203,519)
Other income (expense):
Interest expense	(11,795)	(7,671)	(29,518)	(22,769)
Other income, net	2,495	1,503	6,132	5,051
	(9,300)	(6,168)	(23,386)	(17,718)
Net loss	$(84,833)	$(64,454)	$(246,523)	$(221,237)
Net loss per common and potential common share:
Basic and diluted	$(2.59)	$(2.18)	$(7.88)	$(7.89)
Weighted average common and potential common shares outstanding:
Basic and diluted	32,717	29,615	31,275	28,057

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss	$(84,833)	$(64,454)	$(246,523)	$(221,237)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized gains on investment debt securities	451	368	1,646	119
Reclassification adjustment for realized gains on investment debt securities included in other income, net	2	—	6	—
Net unrealized gains on investment debt securities	$453	$368	$1,652	$119
Foreign currency translation gains (losses)	(687)	63	(463)	(979)
Other comprehensive (loss) income	$(234)	$431	$1,189	$(860)
Comprehensive loss	$(85,067)	$(64,023)	$(245,334)	$(222,097)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three months ended September 30, 2019

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - June 30, 2019	32,696	$33	$2,116,481	$(836)	$(1,940,475)	$175,203
Stock-based compensation	—	—	13,130	—	—	13,130
Recognition of debt discount on 2026 Convertible Notes	—	—	26,577	—	—	26,577
Net proceeds from exercise of stock options	37	—	773	—	—	773
Employee withholding taxes related to stock-based awards	—	—	119	—	—	119
Other comprehensive loss	—	—	—	(234)	—	(234)
Net loss	—	—	—	—	(84,833)	(84,833)
Balance - September 30, 2019	32,733	$33	$2,157,080	$(1,070)	$(2,025,308)	$130,735

	Nine months ended September 30, 2019

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2018	29,694	$30	$1,800,144	$(2,259)	$(1,778,785)	$19,130
Stock-based compensation	—	—	42,809	—	—	42,809
Recognition of debt discount on 2026 Convertible Notes	—	—	85,915	—	—	85,915
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	2,880	3	227,177	—	—	227,180
Net proceeds from exercise of stock options	159	—	2,511	—	—	2,511
Employee withholding taxes related to stock-based awards	—	—	(1,476)	—	—	(1,476)
Other comprehensive income	—	—	—	1,189	—	1,189
Net loss	—	—	—	—	(246,523)	(246,523)
Balance - September 30, 2019	32,733	$33	$2,157,080	$(1,070)	$(2,025,308)	$130,735

	Three months ended September 30, 2018

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - June 30, 2018	29,565	$29	$1,774,955	$(2,082)	$(1,626,326)	$146,576
Stock-based compensation	—	—	11,994	—	—	11,994
Net proceeds from exercise of stock options	89	1	2,715	—	—	2,716
Employee withholding taxes related to stock-based awards	—	—	(1,459)	—	—	(1,459)
Other comprehensive income	—	—	—	436	—	436
Net loss	—	—	—	—	(64,454)	(64,454)
Balance - September 30, 2018	29,654	$30	$1,788,205	$(1,646)	$(1,690,780)	$95,809

	Nine months ended September 30, 2018

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2017	25,173	$25	$1,486,690	$(786)	$(1,469,543)	$16,386
Stock-based compensation	—	—	38,415	—	—	38,415
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	4,258	5	261,357	—	—	261,362
Net proceeds from exercise of stock options	223	—	3,201	—	—	3,201
Employee withholding taxes related to stock-based awards	—	—	(1,458)	—	—	(1,458)
Other comprehensive loss	—	—	—	(860)	—	(860)
Net loss	—	—	—	—	(221,237)	(221,237)
Balance - September 30, 2018	29,654	$30	$1,788,205	$(1,646)	$(1,690,780)	$95,809

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(246,523)	$(221,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,809	38,415
(Accretion) amortization of (discount) premium on investment debt securities	(595)	266
Amortization of deferred financing costs	1,529	1,144
Depreciation	2,839	3,551
Non-cash operating lease cost	3,974	—
Gain on lease termination	(1,995)	—
Loss on the disposal of fixed assets	2,682	1,331
Accretion of debt discount	15,051	10,412
Unrealized gain on investments	—	(119)
Changes in operating assets:
Prepaid expenses and other current assets	(3,320)	(856)
Accounts receivable	(7,128)	(5,579)
Inventory	(2,240)	(3,995)
Security deposits	1,018	7,138
Other assets	(19,489)	—
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	33,990	(11,719)
Operating lease liabilities	(5,019)	—
Long-term other liabilities	9,516	(1,300)
Interest payable	(2,012)	(3,738)
Deferred revenue	(1,216)	(1,616)
Net cash used in operating activities	(176,129)	(187,902)
Cash flows from investing activities:
Purchases of investment debt securities	(560,733)	(378,261)
Sales and maturities of investment debt securities	306,898	293,307
Purchases of equipment, leasehold improvements, and furniture and fixtures	(1,041)	(45)
Net cash used by investing activities	(254,876)	(84,999)
Cash flows from financing activities:
Proceeds from issuance of 2026 Convertible Notes, net of issuance costs	223,424	—
Proceeds from issuance of common stock, net of issuance costs	227,180	261,362
Proceeds from exercise of options, net	2,511	3,201
Payments of employee withholding taxes related to stock-based awards	(1,476)	(1,458)
Net cash provided by financing activities	451,639	263,105
Effect of exchange rate changes	(505)	(835)
Net increase/(decrease) in cash and cash equivalents	20,129	(10,631)
Cash and cash equivalents – beginning of period	43,248	70,013
Cash and cash equivalents – end of period	$63,377	$59,382

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

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

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

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. Other than the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) as of January 1, 2019, as described below, there were no other significant changes to the Company’s significant accounting policies.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established ASC 842, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements”. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 using the effective date as the date of initial application. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases. Upon adoption, the Company recognized additional operating liabilities of $25.4 million, with corresponding ROU assets of $19.6 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

4.    Significant Agreements

Sumitomo Dainippon Pharma Co., Ltd.

In March 2011, the Company entered into an exclusive license agreement (the “Original Sumitomo Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which the Company granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). The Company received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original Sumitomo Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid the Company a $1.0 million upfront fee in connection therewith. In February 2018, the Company and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original Sumitomo Agreement (as amended, the “Sumitomo Agreement”). Pursuant to the Sumitomo Amendment, (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) the Company agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In addition, the Company and Sumitomo Dainippon agreed that if certain clinical development milestones in China are not met by December 31, 2020, Sumitomo Dainippon may choose either to make a milestone payment to the Company or terminate the Sumitomo Agreement. Sumitomo Dainippon may also terminate the Sumitomo Agreement in its entirety or on an indication-by-indication basis at any time upon 90 days’ written notice. As of September 30, 2019, the Company had achieved $6.0 million of development milestones under the Sumitomo Agreement. The Company may be eligible to receive additional milestone payments under the Sumitomo Agreement in an aggregate amount of up to approximately $23.0 million based on the occurrence of certain clinical trial and regulatory-related events and tiered royalty payments up to the mid-twenties in percentage terms based on net sales of OCA products in China (excluding Taiwan). Sumitomo Dainippon is responsible for the costs of developing and commercializing OCA in its territory.

The Company has concluded that Sumitomo Dainippon does not represent a customer of the Company, and therefore the Sumitomo Agreement is outside of the scope of ASC 606. The Company has accounted, and continues to account, for the Sumitomo Agreement under the legacy accounting guidance. The Company’s substantive performance obligations under this agreement include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon without the Company’s technical expertise and steering committee participation during the development of OCA. The development period is currently estimated as continuing through June 2020 and, as such, the $15.0 million upfront payment is being recognized ratably over this period. The Company recognized licensing revenue of $0.4 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively, under the Sumitomo Agreement. Included in licensing revenue for the nine months ended September 30, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that the Company received under the Original Sumitomo Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea.

The Company recognizes milestone payments when the associated milestones are achieved. As of September 30, 2019, and December 31, 2018, the Company had recorded deferred revenues of $1.2 million and $2.4 million, respectively, under this agreement.

5.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$63,377	$—	$—	$63,377
Total cash and cash equivalents	63,377	—	—	63,377
Investment debt securities:
Commercial paper	70,009	62	(8)	70,063
Corporate debt securities	574,046	984	(95)	574,935
U.S. government and agency securities	3,992	4	—	3,996
Total investment debt securities	648,047	1,050	(103)	648,994
Total cash, cash equivalents and investment debt securities	$711,424	$1,050	$(103)	$712,371

	As of December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$43,248	$—	$—	$43,248
Investment debt securities:
Commercial paper	34,353	—	(26)	34,327
Corporate debt securities	349,854	27	(704)	349,177
U.S. government and agency securities	9,410	5	(7)	9,408
Total investment debt securities	393,617	32	(737)	392,912
Total cash, cash equivalents and investment debt securities	$436,865	$32	$(737)	$436,160

As of September 30, 2019, the Company held a total of five positions that were in a continuous unrealized loss position for twelve months or longer. The Company has determined that the unrealized losses are deemed to be temporary impairments as of September 30, 2019. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other-than-temporarily impaired at September 30, 2019.

6.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	September 30, 2019	December 31, 2018
		(in thousands)
Office equipment and software	3	$4,343	$3,986
Leasehold improvements	Over life of lease	10,444	14,464
Furniture and fixtures	7	3,974	3,907
Subtotal		18,761	22,357
Less: accumulated depreciation		(12,788)	(11,946)
Fixed assets, net		$5,973	$10,411

7.    Inventory, Net

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Work-in-process	$9,289	$7,019
Finished goods	59	89
Inventory, net	$9,348	$7,108

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

Operating lease assets and liabilities are classified on the condensed consolidated balance sheet as follows:

Leases	Classification	September 30, 2019
Assets		(in thousands)
Operating lease assets	Other assets	$9,484
Total leased assets		$9,484

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$6,215
Noncurrent
Operating lease liabilities	Long-term other liabilities	6,028
Total lease liabilities		$12,243

Operating lease costs for the three and nine-month periods ended September 30, 2019 are as follows:

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	September 30, 2019	September 30, 2019
		(in thousands)	(in thousands)
Operating lease cost	Selling, general and administrative expenses	$1,456	$4,603
Short-term lease cost	Selling, general and administrative expenses	392	1,746
Variable lease cost	Selling, general and administrative expenses	230	626
Sublease income	Other income, net	(182)	(546)
Net lease cost		$1,896	$6,429

The weighted-average remaining term of the Company’s operating leases was 2.5 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.0% as of September 30, 2019.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of September 30, 2019 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2019	$1,889
2020	6,142
2021	2,828
2022	896
2023	896
Thereafter	374
Total lease payments	13,025
Less: Present value discount	(782)
Total operating lease liabilities	$12,243

Cash payments included in the measurement of the Company’s lease liabilities were $5.5 million for the nine months ended September 30, 2019.

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accounts payable	$19,485	$11,765
Accrued employee compensation	19,343	20,335
Accrued contracted services	66,231	54,681
Other liabilities	22,021	18,328
Operating lease liabilities	6,215	—
Accounts payable, accrued expenses and other liabilities	$133,295	$105,109

Research & Development Tax Credit

The Company benefits from the U.K. Small and Medium-sized Enterprise R&D Tax Credit scheme, or the SME scheme, under which it can obtain a refundable credit of up to 33.4% of eligible research and development expenses incurred by the Company in the U.K.. Eligible expenses generally include employment costs for research staff, consumables, software and certain internal overhead costs incurred as part of research projects.

The Company submitted a claim seeking to obtain tax credits for qualifying R&D expenses incurred in the years ended December 31, 2015 and 2016. In September 2019, the Company received a partial payment of $10.5 million from Her Majesty’s Revenue and Customs, the U.K.’s government tax authority. Given the claim review has not been finalized, the credit received is recorded as a deferred liability within Accounts payable, accrued expenses, and other liabilities.

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
	(in thousands)
September 30, 2019
Assets
Cash and cash equivalents:
Money market funds (included in cash and cash equivalents)	$31,691	$31,691	$—	$—
Available-for-sale debt securities:
Commercial paper	70,063	—	70,063	—
Corporate debt securities	574,935	—	574,935	—
U.S. government and agency securities	3,996	—	3,996	—
Total financial assets	$680,685	$31,691	$648,994	$—

December 31, 2018
Assets
Money market funds (included in cash and cash equivalents)	$11,647	$11,647	$—	$—
Available-for-sale debt securities:
Commercial paper	34,327	—	34,327	—
Corporate debt securities	349,177	—	349,177	—
U.S. government and agency securities	9,408	—	9,408	—
Total financial assets	$404,559	$11,647	$392,912	$—

The estimated fair value of the available-for-sale debt securities (commercial paper, corporate debt securities and U.S. government and agency securities), by contractual maturity, are as follows:

	Fair Value as of
	September 30, 2019	December 31, 2018
	(in thousands)
Due in one year or less	$486,971	$319,717
Due after one year through two years	162,023	73,195
Total investments in debt securities	$648,994	$392,912

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

11.  Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
2023 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	230,000	—
Long-term debt, gross	690,000	460,000
Less: Unamortized debt discounts and fees	164,661	88,750
Long-term debt, net	525,339	371,250

2019 Offering

On May 14, 2019, the Company issued and sold $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). The Company received net proceeds from the sale of the 2026 Convertible Notes of $223.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $6.6 million.

The 2026 Convertible Notes were issued pursuant to a Second Supplemental Indenture, dated as of May 14, 2019 (the “Second Supplemental Indenture”), which supplements the Indenture (the “Base Indenture”), as supplemented by a First Supplemental Indenture (the “First Supplemental Indenture” and collectively with the Base Indenture and the Second Supplemental Indenture, the “Indenture”), each dated as of July 6, 2016, by and between the Company and U.S. Bank National Association, as trustee. The 2026 Convertible Notes are senior unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per annum (payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2019) and will mature on May 15, 2026, unless earlier repurchased, redeemed or converted. Holders may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2026 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended on September 30, 2019, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of 2026 Convertible Notes for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2026 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after February 15, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2026 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion of the 2026 Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock (and cash in lieu of any fractional shares) or a combination of cash and shares of the Company’s common stock, at the Company’s election. The initial conversion rate of the 2026 Convertible Notes is 9.2123 shares of the Company’s common stock per $1,000 principal amount of 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $108.55 per share of the Company’s common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Convertible Notes in connection with such a corporate event in certain circumstances.  The Company may not redeem the 2026 Convertible Notes prior to May 20, 2023. The Company may redeem for cash all or any portion of the 2026 Convertible Notes, at the Company’s option, on or after May 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Convertible Notes. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their 2026 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Indenture provides for customary events of default.

In accordance with ASC Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company used an effective interest rate of 9.9% to determine the liability component of the 2026 Convertible Notes. This resulted in the recognition of $137.5 million as the liability component of the 2026 Convertible Notes and the recognition of the residual $85.9 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2026 Convertible Notes. The underwriting discount and estimated offering expenses totaling $6.6 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2026 Convertible Notes. Accordingly, equity issuance costs of $2.5 million were recorded as an offset to additional paid-in capital and total debt issuance costs of $4.1 million were recorded on the issuance date and are reflected in the unaudited condensed consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through May 15, 2026.

The fair value of the 2026 Convertible Notes was approximately $213.9 million at September 30, 2019 and was determined using Level 2 inputs based on quoted market values.

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

The fair value of the 2023 Convertible Notes was approximately $400.7 million and $410.9 million at September 30, 2019 and December 31, 2018, respectively, and was determined using Level 2 inputs based on quoted market values.

Interest Expense on Convertible Notes

Interest expense was $11.8 million and $7.7 million for the three months ended September 30, 2019 and 2018, respectively, and $29.5 million and $22.8 million for the nine months ended September 30, 2019 and 2018, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $5.5 million and $7.5 million as of September 30, 2019 and December 31, 2018, respectively. The Company recorded debt issuance costs of $19.0 million, which are being amortized using the effective interest method. As of September 30, 2019, $13.8 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-term debt, in accordance with ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” As of September 30, 2019, $230.0 million aggregate principal amount of the 2026 Convertible Notes and $460.0 million aggregate principal amount of the 2023 Convertible Notes was outstanding, for a total of $690.0 million aggregate principal amount outstanding.

12.  Product Revenue, Net

The Company recognized net sales of Ocaliva of $61.5 million and $46.6 million for the three months ended September 30, 2019 and 2018, respectively, and $179.3 million and $124.9 million for the nine months ended September 30, 2019 and 2018, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Product revenue, net:
U.S.	$45,232	$36,684	$133,914	$99,697
ex-U.S.	16,313	9,897	45,372	25,211
Total product revenue, net	$61,545	$46,581	$179,286	$124,908

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

2018 Public Offering and Concurrent Private Placement

On April 9, 2018, the Company issued and sold (i) 2,695,313 shares of common stock in a registered public offering (including 351,563 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $64.00 per share (the “2018 Public Offering”) and (ii) 1,562,500 shares of common stock (the “2018 Private Placement Shares”) in a concurrent private placement (the “2018 Concurrent Private Placement”) exempt from the registration requirements of the Securities Act, at a purchase price per share equivalent to the price to the public set in the 2018 Public Offering and pursuant to a securities purchase agreement (the “2018 Securities Purchase Agreement”) that the Company entered into with the purchasers in the 2018 Concurrent Private Placement (the “Private Placement Purchasers”). Pursuant to the 2018 Securities Purchase Agreement, the Company granted to the Private Placement Purchasers certain registration rights which expired on April 4, 2019.

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

The estimated fair value of the stock options granted in the nine months ended September 30, 2019 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the restricted stock units (“RSUs”) granted in the nine months ended September 30, 2019 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the nine months ended September 30, 2019 was determined utilizing the Monte Carlo simulation method.

The following table summarizes stock option activity during the nine months ended September 30, 2019:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2018	1,873	$97.63	7.5	$45,381
Granted	484	$105.55	—	$—
Exercised	(69)	$36.59	—	$—
Cancelled/forfeited	(148)	$92.40	—	$—
Expired	(54)	$165.26	—	$—
Outstanding at September 30, 2019	2,086	$97.93	7.4	$11,747
Expected to vest	985	$91.42	8.7	$2,533
Exercisable	1,101	$103.75	6.3	$9,214

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those options that had exercise prices lower than the deemed fair value of the Company’s common stock. As of September 30, 2019, the total compensation cost related to non-vested option awards not yet recognized is approximately $54.9 million with a weighted average remaining vesting period of 1.2 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Volatility	87.0 - 89.9%	58.9 - 75.8%
Expected term (in years)	5.5 - 6.0	6.0
Risk-free rate	1.4 - 2.9%	1.8 - 2.9%
Expected dividend yield	—%	—%

Effective January 1, 2019, the Company changed its expected volatility assumption to be estimated based on the historical stock price volatility of the Company over the expected term given the availability of sufficient historical trading data. In prior years, the expected volatility was estimated based on historical volatility information of publicly-traded peer companies.

The following table summarizes the aggregate RSU, restricted stock award (“RSA”), PRSU and performance restricted share award (“PRSA”) activity during the nine months ended September 30, 2019:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2018	773	$76.10
Granted	354	$110.05
Vested	(261)	$78.71
Forfeited	(83)	$85.67
Non-vested awards at September 30, 2019	783	$89.57

As of September 30, 2019, there is approximately $53.4 million of total unrecognized compensation expense related to unvested RSUs, RSAs, PRSUs and PRSAs, which is expected to be recognized over a weighted average vesting period of 1.4 years.

During the nine months ended September 30, 2019, the Company granted a total of 57,800 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PRSUs. The Company recorded approximately $2.0 million of stock-based compensation related to such PRSUs during the nine months ended September 30, 2019.

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

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Selling, general and administrative	$10,104	$9,436	$33,029	$28,875
Research and development	3,026	2,558	9,780	9,540
Total stock-based compensation	$13,130	$11,994	$42,809	$38,415

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

16.  Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and nine-month periods ended September 30, 2019 and 2018, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on basic and diluted loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three and nine-month periods ended of September 30, 2019 and 2018, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Convertible Notes	4,435	2,316	4,435	2,316
Options	2,086	1,997	2,086	1,997
Restricted stock units	597	447	597	447
Total	7,118	4,760	7,118	4,760

17.  Subsequent Events

Sumitomo Agreement

On October 25, 2019, the Company and Sumitomo Dainippon mutually agreed to terminate with immediate effect the Sumitomo Agreement.  In connection with the termination of the Sumitomo Agreement, Sumitomo Dainippon agreed to return to the Company the rights to develop and commercialize OCA in China and the Company agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in China.  No payment is due from the Company to Sumitomo Dainippon as a result of the termination of the Sumitomo Agreement.

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

Our lead product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis and adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing to confirm the clinical benefit of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we announced the submission of a New Drug Application (“NDA”) to the FDA seeking approval of OCA for NASH.  We have requested a priority review designation for the NDA which, if granted, would result in an anticipated six-month review period.  We also currently intend to file a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) for OCA for NASH in the fourth quarter of 2019. In addition, we continue to work towards expanding our overall NASH development program with additional trials and studies, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. In August 2019, we announced the expansion of the REVERSE trial from 540 patients to approximately 900 patients and the extension of the trial from 12 to 18 months. The primary histologic endpoint of fibrosis improvement with no worsening of NASH was not modified.

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

Recent Developments

OCA for NASH

In September 2019, we announced the submission of an NDA to the FDA seeking approval of OCA for NASH. We have requested a priority review designation for the NDA which, if granted, would result in an anticipated six-month review period.

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

We recognized net sales of Ocaliva of $61.5 million and $46.6 million for the three months ended September 30, 2019 and 2018, respectively, and $179.3 million and $124.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Licensing Revenue

In March 2011, we entered into an exclusive license agreement (the “Original Sumitomo Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which we granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). We received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original Sumitomo Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid us a $1.0 million upfront fee in connection therewith. In February 2018, we and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original Sumitomo Agreement (as amended, the “Sumitomo Agreement”), pursuant to which (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) we agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In October 2019, we and Sumitomo Dainippon mutually agreed to terminate with immediate effect the Sumitomo Agreement. In connection with the termination of the Sumitomo Agreement, Sumitomo Dainippon agreed to return to us the rights to develop and commercialize OCA in China and we agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in China. No payment is due from us to Sumitomo Dainippon as a result of the termination of the Sumitomo Agreement.

As of September 30, 2019, we had achieved $6.0 million of development milestones under the Sumitomo Agreement.

For accounting purposes, the upfront payments were recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. The Company recognized licensing revenue of $0.4 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively, related to the amortization of the upfront payments under the Sumitomo Agreement. Included in licensing revenue for the nine months ended September 30, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that we received under the Original Sumitomo Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea. We anticipate that we will recognize additional revenue of approximately $1.2 million in the fourth quarter of 2019, related to the amortization of upfront payments under the Sumitomo Agreement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Revenue:
Product revenue, net	$61,545	$46,581
Licensing revenue	405	405
Total revenue	61,950	46,986

Operating expenses:
Cost of sales	487	519
Selling, general and administrative	76,828	56,812
Research and development	60,168	47,941
Total operating expenses	137,483	105,272
Operating loss	(75,533)	(58,286)
Other income (expense):
Interest expense	(11,795)	(7,671)
Other income, net	2,495	1,503
	(9,300)	(6,168)
Net loss	$(84,833)	$(64,454)

Revenues

Product revenue, net was $61.5 million and $46.6 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, product revenue, net was comprised of U.S. Ocaliva net sales of $45.2 million and $36.7 million, respectively, and ex-U.S. Ocaliva net sales of $16.3 million and $9.9 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the three months ended September 30, 2019 and 2018, licensing revenue was $0.4 million and $0.4 million, respectively, in each case, related to the amortization of upfront payments under the Sumitomo Agreement.

Cost of sales

Cost of sales was $0.5 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. Our cost of sales for the quarters ended September 30, 2019 and 2018 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $76.8 million and $56.8 million for the three months ended September 30, 2019 and 2018, respectively. The $20.0 million net increase between periods was primarily driven by increases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for NASH.

Research and development expenses

Research and development expenses were $60.2 million and $47.9 million for the three months ended September 30, 2019 and 2018, respectively. The $12.3 million net increase between periods was primarily driven by increases in OCA for NASH development program expenses and costs associated with the preparation of the NASH NDA submission.

Interest expense

Interest expense was $11.8 million and $7.7 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, interest expense related to the 2026 Convertible Notes that we issued in May 2019 and the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”) that we issued in July 2016. For the three months ended September 30, 2018, interest expense related only to the 2023 Convertible Notes.

Other income, net

Other income, net was $2.5 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the three months ended September 30, 2019 and 2018, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Revenue:
Product revenue, net	$179,286	$124,908
Licensing revenue	1,216	1,616
Total revenue	180,502	126,524

Operating expenses:
Cost of sales	1,738	1,512
Selling, general and administrative	223,738	184,503
Research and development	178,163	144,028
Total operating expenses	403,639	330,043
Operating loss	(223,137)	(203,519)
Other income (expense):
Interest expense	(29,518)	(22,769)
Other income, net	6,132	5,051
	(23,386)	(17,718)
Net loss	$(246,523)	$(221,237)

Revenues

Product revenue, net was $179.3 million and $124.9 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, product revenue, net was comprised of U.S. Ocaliva net sales of $133.9 million and $99.7 million, respectively, and ex-U.S. Ocaliva net sales of $45.4 million and $25.2 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the nine months ended September 30, 2019 and 2018, licensing revenue was $1.2 million and $1.6 million, respectively, in each case, related to the amortization of upfront payments under the Sumitomo Agreement. The decrease in licensing revenue related to the accelerated recognition in the first quarter of 2018 of certain upfront payments under the Original Sumitomo Agreement resulting from the Sumitomo Amendment.

Cost of sales

Cost of sales was $1.7 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. Our cost of sales for the nine months ended September 30, 2019 and 2018 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $223.7 million and $184.5 million for the nine months ended September 30, 2019 and 2018, respectively. The $39.2 million net increase between periods was primarily driven by increases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for NASH.

Research and development expenses

Research and development expenses were $178.2 million and $144.0 million for the nine months ended September 30, 2019 and 2018, respectively. The $34.2 million net increase between periods was primarily driven by increases in OCA for NASH development program expenses and costs associated with the preparation of the NASH NDA submission.

Interest expense

Interest expense was $29.5 million and $22.8 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, interest expense related to the 2026 Convertible Notes that we issued in May 2019 and the 2023 Convertible Notes that we issued in July 2016. For the nine months ended September 30, 2018, interest expense related only to the 2023 Convertible Notes.

Other income, net

Other income, net was $6.1 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the nine months ended September 30, 2019 and 2018, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(176,129)	$(187,902)
Investing activities	(254,876)	(84,999)
Financing activities	451,639	263,105
Effect of exchange rate changes	(505)	(835)
Net increase/(decrease) in cash and cash equivalents	$20,129	$(10,631)

Operating Activities. Net cash used in operating activities of approximately $176.1 million during the nine months ended September 30, 2019 was primarily a result of our $246.5 million net loss and a gain on lease termination of $2.0 million, partially offset by $42.8 million in stock-based compensation, $15.1 million for accretion of the discounts on the Convertible Notes, a net increase in operating assets and liabilities of $4.1 million, including a U.K. research & development tax credit of $10.5 million, $2.7 million for loss on the disposal of fixed assets, $4.0 million for non-cash operating lease costs and $2.8 million of depreciation.

Net cash used in operating activities of approximately $187.9 million during the nine months ended September 30, 2018 was primarily a result of our $221.2 million net loss and a net decrease in operating assets and liabilities of $21.7 million, partially offset by $38.4 million in stock-based compensation, $10.4 million for accretion of the discount on the 2023 Convertible Notes, $1.3 million for the loss on disposal of fixed assets and $3.6 million of depreciation.

Investing Activities. For the nine months ended September 30, 2019, net cash used by investing activities primarily reflects the purchase of investment debt securities of $560.7 million, partially offset by the sales of investment debt securities of $306.9 million.

For the nine months ended September 30, 2018, net cash used by investing activities primarily reflects the purchase of investment debt securities of $378.3 million, partially offset by the sales of investment debt securities of $293.3 million.

Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2019 consisted primarily of net proceeds received from the 2019 Public Offering and 2019 Concurrent Private Placement of $227.2 million and net proceeds from the issuance of the 2026 Convertible Notes of $223.4 million.

Net cash provided by financing activities in the nine months ended September 30, 2018 consisted primarily of net proceeds of $261.4 million from our issuance and sale of common stock in a public offering and concurrent private placement in April 2018 and $1.7 million from the exercise of options to purchase common stock net of payments of employee withholding taxes related to stock-based awards.

Future Funding Requirements

As of September 30, 2019, we had $712.4 million in cash, cash equivalents and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2019. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, launch preparation activities associated with the potential approval and commercialization of OCA for NASH, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months and the initial phase of the anticipated U.S. launch of OCA for NASH, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $309.2 million, $360.4 million and $412.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $246.5 million and $221.2 million for the nine months ended September 30, 2019 and 2018, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under our licensing and collaboration agreements. At September 30, 2019, we had $712.4 million in cash, cash equivalents and investment debt securities.

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

As of September 30, 2019, we had $712.4 million in cash, cash equivalents and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2019. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, launch preparation activities associated with the potential approval and commercialization of OCA for NASH, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months and the initial phase of the anticipated U.S. launch of OCA for NASH, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

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

As is the case with the approval of Ocaliva for PBC, any future approvals or potential future approvals may also be conditional upon the completion of one or more clinical trials. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including, for example, regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory endpoint requirements, regulatory questions regarding safety or risk-benefit profile, different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or approved products. Initial and continued regulatory approval is also dependent on successfully passing regulatory inspection requirements applicable to us, our clinical sites and our key vendors, including requirements that we and such parties comply with applicable good clinical, pharmacovigilance, laboratory and manufacturing practices regulations. Critical findings could jeopardize or delay the approval of our NDAs or MAAs or impair our ability to maintain our marketing approvals.

Prior to receiving regulatory approval, we must finalize the product label for each of our product candidates in each jurisdiction in which we seek regulatory approval. Even if our product is approved, the FDA, EMA or other applicable regulatory authority may limit the indications or uses for which our product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials, risk mitigation programs, monitoring or reporting as a condition of approval. Also, regulatory approval for our approved products may be withdrawn. In addition, obtaining regulatory approval for the marketing of our product in one country does not ensure that we will be able to obtain regulatory approval for such product in any other country.

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

There can be no assurance that OCA will receive marketing approval for PBC in jurisdictions where it has not yet been approved or for NASH in any jurisdiction, or that any of our other product candidates will receive marketing approval for any indication in any jurisdiction. We cannot predict whether our clinical trials and studies for our product candidates, including OCA for PBC, NASH or any other indication, will be successful, whether regulatory authorities will agree with our conclusions relating to the clinical trials and studies we conduct, or whether such regulatory authorities will require us to conduct additional clinical trials or studies. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we have submitted an NDA in the United States and currently intend to file for approval of OCA for NASH in Europe based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for NASH patients with liver fibrosis on an accelerated or conditional basis, or at all. Our Phase 3 REGENERATE trial remains blinded after the interim analysis and will continue to follow patients until the occurrence of a pre-specified number of adverse liver-related clinical events, including progression to cirrhosis, to confirm clinical benefit on a post-marketing basis, if approved.

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

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trials for a specific indication, such as our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis, may achieve their primary endpoints and are reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our product candidate on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States, including the NDA we submitted for NASH in September 2019. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not support the approval of the product candidate. In such a case, the FDA may issue a complete response letter that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide other additional information or data before it will reconsider our application for approval. Any such requirements may be substantial, expensive and time-consuming, and there is no guarantee that the FDA will ultimately decide that any such regulatory application supports the approval of the product candidate. The FDA may also refer any regulatory application, such as the NDA we submitted in September 2019 or any other regulatory application we may file for OCA for NASH, to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions.

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct or complete a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, interim analysis results at 18 months in our Phase 3 REGENERATE trial were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing to confirm the clinical benefit of OCA for NASH. There can be no assurance that the clinical outcomes portion of our REGENERATE trial will confirm that the surrogate endpoint used as the basis of the regulatory submissions we have made or expect to make seeking approval of OCA for NASH will eventually show an adequate correlation with clinical outcomes. In addition, as a condition of the accelerated approval of Ocaliva for PBC in the United States, we are required to conduct a clinical outcomes study with respect to Ocaliva for PBC. Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial for PBC in December 2014 prior to the approval of Ocaliva for PBC. The COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. There can be no assurance that our COBALT trial conducted as part of our post-marketing obligations will confirm that the surrogate endpoint used for accelerated approval of Ocaliva for PBC will eventually show an adequate correlation with clinical outcomes or that our clinical trial in PBC patients with moderate to severe hepatic impairment will be successful. If any such trial fails to show such adequate correlation, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

Our marketing authorization in the European Union for Ocaliva for the treatment of PBC is not a full approval. Instead, it is conditional on the conduct of certain post-approval studies. Our ability to maintain conditional marketing authorization of Ocaliva for PBC in the European Union is limited to specific circumstances and subject to several conditions and obligations that we may be unable to satisfy in whole or at all, including the completion of one or more clinical outcomes trials to confirm the clinical benefit of Ocaliva for PBC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (i) the risk-benefit balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) unmet medical needs will be fulfilled and (iv) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including obligations relating to the successful completion of ongoing or new studies and the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. Although we have successfully renewed our conditional marketing authorization in the European Union in the past, there can be no assurance that we will be able to do so in the future.  Failure to renew our conditional marketing authorization would prevent us from continuing to market Ocaliva for PBC in Europe.

Our ongoing Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH incorporates an interim primary surrogate endpoint that may serve as the basis for accelerated approval in the United States and as the basis for a conditional approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA for NASH are subject to similar risks as discussed above in relation to OCA for PBC. In the REGENERATE primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis.

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

While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we have submitted an NDA in the United States and currently intend to file in Europe for approval of OCA for NASH based on the results from the 18-month interim analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for NASH patients with liver fibrosis on an accelerated or conditional basis, or at all. In addition, our regulatory submission may not be accepted by the FDA for review and, even if accepted for review, there may be delays in the FDA’s review process or the FDA may determine that our submission does not support the approval of OCA for the treatment of NASH. Similarly, there may be delays in the EMA’s review process or the EMA may determine that our submission does not support the approval of OCA for the treatment of NASH. Before granting approval, the FDA and/or the EMA may also require that we continue our Phase 3 REGENERATE trial until completion to assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Our regulatory pathway for OCA for the treatment of NASH will depend upon our discussions with the FDA and the EMA. As a result, we may face difficulty in establishing an acceptable registration strategy with respect to our Phase 3 REGENERATE and REVERSE trials, as well as other trials we may conduct in other subpopulations of NASH patients.

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

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of Ocaliva for PBC, our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. We are also conducting our CARE trial of OCA in pediatric patients with biliary atresia as a part of an EMA-approved Pediatric Investigation Plan supporting the conditional approval of Ocaliva for PBC. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved or to maintain approvals in the U.S., Europe or the other jurisdictions in which our products are approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that could result in a change of trial design or timing. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will begin or be completed on schedule, if at all.

The commencement, enrollment and completion of our clinical trials and studies may be delayed, suspended or otherwise adversely affected for a variety of reasons, including:

●	our inability to obtain sufficient funds to complete or continue our clinical trials;
●	our inability to reach agreements on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which may be subject to extensive negotiation and may vary significantly among our various CROs and trial sites;
●	clinical holds, other regulatory objections to our commencing or continuing a clinical trial or our inability to obtain regulatory approval to commence clinical trials in countries that require such approvals;
●	our discussions with the FDA, EMA or other regulatory authorities prior to, or following, the initiation of our clinical trials, regarding, among other matters, the scope or design of our clinical trials, including trial endpoints, protocols and statistical analysis plans, and any modifications thereto;
●	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;
●	any delay in receiving results from, or failure to achieve the necessary results in, our clinical trials;
●	our inability to obtain approval from institutional review boards or independent ethics committees to conduct our clinical trials at their respective sites;
●	any data monitoring committee recommendation that our clinical trials be modified, suspended or terminated due to safety, lack of efficacy or other reasons;
●	severe or unexpected drug-related adverse events experienced by patients or any determination that a clinical trial presents unacceptable health risks;
●	any breach of the terms of any relevant agreement by us, our current or future collaborators that have responsibility for the clinical development of any of our product candidates or investigators conducting clinical trials on our product candidates;
●	our inability to timely manufacture, or obtain from our contract manufacturers, sufficient quantities of our product candidate required for our clinical trials; and
●	any difficulty recruiting, enrolling or retaining patients in our clinical trials based on, among other factors, the enrollment criteria for our clinical trials, the rarity of the disease, the characteristics of the population being studied, the risks of the procedures that may be required as part of the clinical trials, such as a liver biopsy, the availability of our products to patients generally following the approval of such products or competition from other clinical trial programs recruiting patients for the same indications as our product candidates.

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

In addition, if we or any of our collaborators are required to conduct additional preclinical or clinical studies or other development work on our product candidates beyond that contemplated, our ability to obtain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed.

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

In February 2019, we announced topline results from the 18-month analysis of our pivotal Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we have submitted an NDA in the United States and currently intend to file in Europe for approval of OCA for NASH based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for NASH patients with liver fibrosis on an accelerated or conditional basis, or at all. Additionally, interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed.  Our Phase 3 REGENERATE trial is ongoing to confirm the clinical benefit of OCA for NASH.

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

If we or others identify undesirable or unacceptable side effects caused by our product candidates or products:

●	we may be required to modify, suspend or terminate our clinical trials;
●	we may be required to modify or include additional dosage and administration instructions, warnings and precautions, contraindications, boxed warnings, limitations, restrictions or other statements in the product label for our approved products, or issue field alerts to physicians and pharmacies or implement other risk mitigation programs;
●	we may be required to conduct costly additional clinical trials;
●	we may be subject to limitations on how we may promote our approved products;
●	sales of our approved products may decrease significantly;
●	regulatory authorities may require us to take our approved products off the market;
●	we may be subject to regulatory investigations, government enforcement actions, litigation or product liability claims; and

●	our products may become less competitive or our reputation may suffer.

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

We do not manufacture the pharmaceutical products that we sell or the product candidates that we are developing. We rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished product for our commercial sales and for our existing and anticipated clinical trials and preclinical studies. Any inability by our contract manufacturers to continue to provide services to us for any reason could adversely affect our commercialization efforts and clinical development program, and we may be unable to identify, qualify and engage replacement suppliers on terms that are favorable to us on a timely basis, if at all.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates and products ourselves, including:

●	the possibility that we are unable to enter into or renew our manufacturing agreements with third parties on acceptable terms, or at all;
●	the possible termination, breach or non-performance by our third-party manufacturers of our manufacturing agreements based on factors beyond our control; and
●	our inability to timely identify and qualify a replacement for any of our third-party manufacturers in the event any such third-party manufacturer fails to meet our product requirements or following the termination, expiration or nonrenewal of our agreements with such third-party manufacturer.

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

Even though we have received conditional approval of Ocaliva for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA, we and our contract manufacturers are subject to ongoing regulatory requirements relating to, among other things, Ocaliva’s manufacturing, packaging, labeling and storage. In addition, we and our contract manufacturers and our contract manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and the requirements of other similar regulatory authorities, including requirements that quality control and manufacturing procedures conform to current cGMPs. As such, we and our contract manufacturers are subject to periodic cGMP inspections and other inspections and audits required by law or industry standard and must continue to expend time, money and effort to ensure compliance with applicable manufacturing, production and quality control requirements. We are also required to report certain adverse reactions and production problems, if any, to the FDA, EMA and other similar regulatory authorities and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and generally must be consistent with the information in the product’s approved label.

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of Ocaliva and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes considered by the Trump administration and the United States Congress.

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

The degree of market acceptance of our approved products depends on a number of factors, including:

●	limitations, warnings, precautions, boxed warnings, contraindications, restrictions or other statements contained in the product label approved by the FDA, EMA or other relevant regulatory authorities;
●	changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for any of our products, such as UDCA for the treatment of PBC;
●	limitations in the approved indications for our products;

●	demonstrated and perceived clinical safety and efficacy compared to competitive products;
●	a lack of adverse side effects, including deaths and other serious adverse events;
●	sales, marketing and distribution support;
●	the availability of reimbursement from managed care plans and other third-party payors;
●	the timing of the market introduction of competitive products;
●	the degree of cost-effectiveness;
●	availability of alternative therapies at similar or lower cost, including generic and over-the-counter products;
●	the extent to which our products are approved for inclusion on formularies of hospitals and managed care organizations;
●	whether and to what extent our products are recommended under physician treatment guidelines for the treatment of the indications for which we have received regulatory approval;
●	adverse publicity concerning our products or favorable publicity concerning competitive products;
●	the convenience and ease of administration of our products; and
●	potential product liability claims.

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

We may utilize the services of third-party collaborators in certain jurisdictions. We may have limited or no control over the sales, marketing and distribution activities of these third parties, and our future revenues may depend heavily on their success.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, expanding manufacturing capabilities and marketing approved products are expensive, complex and time-consuming undertakings. As a result, we have in the past entered into, and may in the future seek to enter into, collaborations with third parties upon whom we may rely for financial resources and for development, regulatory and commercialization expertise for selected products or product candidates and in selected jurisdictions. We may establish collaborations with respect to the development and commercialization of OCA in various jurisdictions and for our other product candidates. Additionally, we may enter into sales and marketing arrangements with third parties with respect to our approved products in all or certain jurisdictions.

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

We outsource and plan to continue to outsource substantial portions of our operations to third-party service providers, including CROs for certain of our clinical trial and product development activities, contract manufacturers for the production of active pharmaceutical ingredient and finished drug product for our commercial sales and for our clinical trials and preclinical studies and a contract sales organization for the commercialization of Ocaliva in certain jurisdictions. We will likely also use the services of third-party vendors in connection with our future commercialization activities, including product sales, marketing and distribution. Our agreements with third-party service providers are typically on a study-by-study and/or project-by-project basis. Typically, we may terminate these agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, a number of third-party service providers that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. If these providers do not adhere to applicable governing practices and standards, the commercialization of Ocaliva and the development of OCA and our other product candidates could be delayed or stopped, which could severely harm our business and financial condition.

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

Our third-party service providers generally are not prohibited from providing their services to other biopharmaceutical companies, including companies that currently or may in the future compete with us. For example, certain of our third-party service providers and consultants may be able to develop intellectual property to which we do not have rights under our agreements and that may eventually be used to develop products that compete with our products. Although we generally have confidentiality and non-disclosure agreements in place with our third-party service providers and consultants, such third parties may be able to provide services to other companies without violating the terms of our agreements. In addition, although we may seek to enter into non-compete arrangements with our key third-party service providers, such arrangements are difficult to negotiate and we may be unable to successfully enter into or enforce such arrangements.

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

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization, a contract sales organization and third-party distributors depending on the jurisdiction. Our international operations and business relationships subject us to additional risks that may materially and adversely affect our business and ability to attain or sustain profitability, including:

●	the far-reaching anti-bribery and anti-corruption legislation in the United Kingdom, including the U.K. Bribery Act, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

●	compliance with complex import and export control laws;
●	restrictions on direct investments by foreign entities and trade restrictions;
●	differing regulatory requirements for drug approvals internationally and the inability to obtain necessary foreign regulatory, pricing or reimbursement approvals for our products in a timely manner, or at all;
●	uncertainty regarding the collectability of accounts receivable;
●	difficulties in staffing and managing international operations;
●	potentially reduced protection for our intellectual property rights;
●	potential third-party patent rights in countries outside of the United States;
●	the potential for so-called “parallel importing,” which is what occurs when a local seller opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;
●	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;
●	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including countries in Europe;
●	compliance with tax, employment, immigration and labor laws applicable to our employees working or traveling abroad;
●	taxes in other countries;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other transactional risks incident to doing business in foreign countries;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and
●	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

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

In addition, we are subject to the anti-bribery and anticorruption laws of the United States, as well as of foreign jurisdictions where we operate, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Generally, these laws prohibit paying or offering anything of value to a foreign government official for the purpose of obtaining or retaining business. U.S. and foreign regulators have increased their enforcement of anti-bribery and anticorruption laws in recent years, and failure to comply with these laws could result in various adverse consequences, including:

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

Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we applied for an extension of the patent term for this patent in the United States through 2027. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we applied for supplementary patent certification (“SPC”) to extend the patent term for this patent in the European Union through 2027. We have received grants of SPC in Austria, Cyprus, Denmark, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued composition of matter patents for OCA are expected to expire in 2022 at the earliest and 2036 at the latest if the appropriate maintenance, renewal, annuity, or other government fees are paid.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended September 30, 2019.

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

July 1, 2019 through July 31, 2019	2,801	$78.80	—	—
August 1, 2019 through August 31, 2019	1,493	$63.61	—	—
September 1, 2019 through September 30, 2019	—	—	—	—
Total	4,294	$73.52	—	—
(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

Item 5. Other Information

On November 1, 2019, the Company entered into a third amendment (the “New York Lease Amendment”) to the lease agreement (the “New York Lease”) with Legacy Yards Tenant LP relating to the space leased for the Company’s global corporate headquarters at 10 Hudson Yards in New York.  The New York Lease Amendment (i) extends the term of the New York Lease through March 2022 and (ii) provides for the lease of an additional approximately 4,500 square feet beginning in January 2020 for a total of approximately 45,600 square feet of office space in New York.

The foregoing is only a summary description of the terms of the New York Lease Amendment, does not purport to be complete and is qualified in its entirety by reference to the New York Lease Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Third Amendment to Lease, dated November 1, 2019, between the Registrant and Legacy Yards Tenant LP

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2019 (unaudited) and December 31, 2018

(audited), (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2019 and 2018 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2019 and 2018 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine-month periods ended September 30, 2019 and 2018 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2019 and 2018 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INTERCEPT PHARMACEUTICALS, INC.

Date: November 5, 2019	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer and Treasurer
(Principal Financial Officer)