Form 10-K
period 2019-12-31
INTERCEPT PHARMACEUTICALS, INC.
filed 2020-02-25
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,027.8 million (computed by reference to the closing price of $79.57 on such date as reported by the Nasdaq Global Select Market). Common stock held by our executive officers, directors and certain stockholders as of such date has been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of December 31, 2019 was 32,853,066.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement related to its 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Intercept Pharmaceuticals, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us” and the “Company” refer, collectively, to Intercept Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including, but not limited to, statements regarding the progress, timing and results of our clinical trials, including our clinical trials for the treatment of nonalcoholic steatohepatitis (“NASH”), the safety and efficacy of our approved product, Ocaliva (obeticholic acid or “OCA”) for primary biliary cholangitis (“PBC”), and our product candidates, including OCA for liver fibrosis due to NASH, the timing and acceptance of our regulatory filings and the potential approval of OCA for liver fibrosis due to NASH or any other indications in addition to PBC, the timing and potential commercial success of OCA and any other product candidates we may develop and our strategy, future operations, future financial position, future revenue, projected costs, financial guidance, prospects, plans and objectives.

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including the regulatory approval of our New Drug Application for NASH; any advisory committee recommendation that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;

●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;

●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other periodic filings filed with the U.S. Securities and Exchange Commission.

NOTE REGARDING TRADEMARKS

The Intercept Pharmaceuticals® name and logo and the Ocaliva® name and logo are either registered or unregistered trademarks or trade names of the Company in the United States and/or other countries. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights to these trademarks and trade names.

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

Our lead product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. The interim analysis results were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing and will continue through clinical outcomes for verification and description of clinical benefit. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a New Drug Application (“NDA”) to the FDA seeking accelerated approval of OCA for liver fibrosis due to NASH. In November 2019, the FDA accepted our NDA for filing and granted a priority review designation for OCA for liver fibrosis due to NASH. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA has set a target action date of June 26, 2020 for the completion of its review of our NDA, after giving effect to a 90-day extension of its initial target action date. The FDA has also notified us that it has tentatively scheduled an advisory committee meeting relating to our NDA for April 22, 2020. In December 2019, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) seeking conditional approval of OCA for liver fibrosis due to NASH. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process. In addition, we are conducting a number of other trials and studies in connection with our NASH development program, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients randomized.

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA and our other product candidates in progressive non-viral liver diseases such as PBC and NASH. For example, we are studying

OCA in combination with bezafibrate, a pan-peroxisome proliferator-activated receptor (“PPAR”) agonist, in patients with PBC and potentially may study such combination in other liver diseases.

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

The biological effects of bile acids are mediated through dedicated receptors. The best understood receptor is FXR, a nuclear receptor that regulates bile acid synthesis and clearance from the liver, thereby preventing excessive bile acid build-up in the liver, which may be toxic. As such, FXR is a target for the treatment of several liver diseases such as PBC that involve impaired bile flow, a condition called cholestasis. In cholestasis, the liver is typically exposed to higher than normal levels of bile acids, which can cause significant damage over time. In addition, bile acid activation of FXR is believed to induce anti-fibrotic, anti-inflammatory, anti-steatotic and other mechanisms that are necessary for the normal regeneration of the liver. As a result, FXR is also a target for the treatment of more common liver diseases such as NASH and alcoholic hepatitis. Further, based on the discovery of similar FXR-mediated protective mechanisms in other organs exposed to bile acids, we believe that FXR may also be a potential target for the treatment of a number of intestinal, kidney and other diseases.

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

Our Strategy

Our objective is to develop and commercialize novel therapeutics for the treatment of progressive non-viral liver diseases with high unmet medical need. The key elements of our strategy are to:

●	Advance our leading NASH program. We have filed for approval of OCA for liver fibrosis due to NASH in the United States and Europe and will continue to prepare for the potential commercialization of OCA for liver fibrosis due to NASH, if approved. We also expect to continue REGENERATE through clinical outcomes and to progress our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. We also intend to conduct studies to explore the potential of OCA in combination therapy.

●	Expand our global PBC business. We intend to expand access to Ocaliva to eligible patients by increasing Ocaliva’s penetration in the markets where Ocaliva has been approved, pursuing regulatory approval for Ocaliva in our target markets where Ocaliva has not yet been approved and developing additional innovative product candidates, such as OCA in combination with bezafibrate, for PBC.
●	Develop and expand our pipeline. We intend to continue to develop OCA and our other product candidates, alone or in combination, for non-viral liver diseases. In addition, we intend to expand our portfolio of clinical and preclinical product candidates by leveraging our and our collaborators’ expertise in bile acid chemistry and opportunistically pursuing business development transactions.
●	Expand and protect our intellectual property. We intend to expand and aggressively prosecute our intellectual property in the area of bile acid chemistry and therapeutics with the objective of maintaining a defensible and valuable intellectual property portfolio.

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

In March 2014, we announced the results of our Phase 3 POISE trial of OCA for PBC. In November 2014, results from the FLINT Phase 2b clinical trial of OCA for liver fibrosis due to NASH were published in The Lancet. Both of these trials met their primary endpoints.

In June 2015, we submitted a NDA to the FDA seeking accelerated approval of OCA for PBC and a MAA to the EMA seeking conditional approval of OCA for PBC. In September 2015, we announced the initiation of our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH.

In May 2016, Ocaliva was approved for PBC by the FDA. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval. In July 2016, we issued and sold $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) in a registered public offering and received net proceeds of approximately $447.6 million therefrom. In December 2016, Ocaliva received conditional approval for PBC from the European Commission.

In January 2017, we commenced our European launch of Ocaliva for PBC. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia, and we are pursuing marketing approval of Ocaliva for PBC in our other international target markets. In July 2017, we announced positive results from our Phase 2 CONTROL trial, the goal of which was to characterize the lipid metabolic effects of OCA and cholesterol management effects of concomitant statin administration in NASH patients, as well as positive top-line results from our Phase 2 AESOP trial of OCA for primary sclerosing cholangitis (“PSC”).

In February 2018, we announced our Phase 3 REVERSE trial of OCA for liver fibrosis due to NASH patients with compensated cirrhosis. In April 2018, we issued and sold an aggregate of approximately 4.3 million shares of common stock in a registered public offering and a concurrent private placement (the “Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended, and received net proceeds of approximately $261.4 million therefrom. In December 2018, we entered into an agreement (the “Aralez Agreement”) with Aralez Pharmaceuticals Canada Inc. (“Aralez”), pursuant to which we acquired (i) Aralez’s license to develop and commercialize bezafibrate in the United States, (ii) Aralez’s investigational new drug application (“IND”) on file with the FDA and other associated regulatory documentation and (iii) a non-exclusive license to certain of Aralez’s intellectual property. We are evaluating the efficacy, safety and tolerability of bezafibrate in combination with OCA in patients with PBC in a Phase 2 study, with the longer-term goal of developing and seeking regulatory approval for a fixed dose combination regimen in this indication and potentially other liver diseases.

In February 2019, we announced topline results from our pivotal Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA.

In May 2019, we issued and sold $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes” and together with the 2023 Convertible Notes, the “Convertible Notes”) in a registered public offering and received net proceeds of approximately $223.4 million therefrom. In May 2019, we issued and sold 2,760,000 shares of common stock in a registered public offering (“the 2019 Public Offering”) and 119,760 shares of common stock in a concurrent private placement of common stock (the “2019 Concurrent Private Placement”) and received net proceeds of approximately $227.3 million.

In September 2019, we submitted a NDA to the FDA seeking accelerated approval of OCA for liver fibrosis due to NASH. In November 2019, the FDA accepted our NDA for filing and granted a priority review designation for OCA for liver fibrosis due to NASH. Under PDUFA, the FDA has set a target action date of June 26, 2020 for the completion of its review of our NDA, after giving effect to a 90-day extension of its initial target action date. The FDA has also notified us that it has tentatively scheduled an advisory committee meeting relating to our NDA for April 22, 2020.

In December 2019, we submitted a MAA to the EMA seeking conditional approval of OCA for liver fibrosis due to NASH. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process.

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

Overview of PBC

PBC is a rare liver disease that primarily results from autoimmune destruction of the bile ducts that transport bile acids out of the liver, resulting in cholestasis. The build-up of bile acids in the liver damages liver cells. These damaged liver cells, in turn, release abnormal amounts of serum alkaline phosphatase (“ALP”), a liver enzyme that is a key biomarker of the disease pathology. As shown in numerous clinical trials of treatment with UDCA (available generically as ursodiol), a positive therapeutic response is primarily determined by sustained reduction of ALP levels, along with maintenance of normal bilirubin levels, indicating adequately compensated liver function. This biochemical improvement has been shown to correlate well with improved clinical outcomes such as transplant-free survival. As the disease progresses, it causes progressive liver damage marked by chronic inflammation and fibrosis. Despite its rarity, PBC is the most common cholestatic liver disease and is among the leading indications for liver transplant among women in the United States.

Disease progression in PBC varies significantly, with median survival in untreated patients estimated to be 7.5 years if symptomatic at diagnosis and up to 16 years if asymptomatic at diagnosis. PBC patients whose disease is progressing have persistently elevated levels of ALP and other liver enzymes, with abnormal bilirubin levels heralding more advanced disease. Data from published long-term studies demonstrate that a significant portion of such patients with advancing disease progress to liver failure, transplant or death within five to ten years.

Based on our analysis of 2016 industry data, there were approximately 290,000 people with PBC at the time of our U.S. launch in the United States, certain European countries, Canada, Australia and New Zealand. An estimated 90% of PBC patients are women, with approximately one in 1,000 women over the age of 40 afflicted by the disease. The mean age of diagnosis is about 40 years old and the typical initial presentation occurs between the ages of 30 and 65 years old. A majority of PBC patients are asymptomatic at the time of initial diagnosis, but most develop symptoms over time. Fatigue and pruritus are the most common symptoms in PBC patients. Less common symptoms include dry eyes and mouth, as well as jaundice, which can be seen in more advanced disease. Based on the guidelines of the American Association for the Study of Liver Disease and the European Association for the Study of the Liver, the clinical diagnosis of PBC is established based on the presence of (i) a positive antimitochondrial antibody (“AMA”), a marker of this autoimmune disease seen in up to 95% of PBC patients and (ii) elevated serum levels of ALP. In the earlier stages of PBC, ALP is often the only abnormally elevated liver enzyme, rising to between two to ten times higher than normal values. Bilirubin is a marker of liver function and is also monitored in PBC to provide an indication of how well the liver is functioning. Liver biopsy can be used to confirm the diagnosis of PBC, but is not required and is becoming less-frequently performed.

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

Following the completion of the double-blind portion of the POISE trial described above, patients were given the option to enroll in a five-year open-label long-term safety and efficacy extension trial. Patients received Ocaliva at a once-daily 5 mg dose for three months, after which patients were titrated based on tolerability. The data from the open-label extension portion of the trial showed that 46% of patients responded after 12 months of treatment with Ocaliva and 50% to 56% of patients responded after 48 to 72 months of treatment with Ocaliva (based on the same criteria used to define the primary endpoint in the 12 month placebo controlled trial). Reductions in ALP were sustained through the double-blind and extension portions of the trial and total bilirubin levels remained stable and within the normal range for most patients for the duration of the trial (ALP p < 0.0001 for all post-baseline visits; total bilirubin: p-values were not consistently significant throughout the extension portion of the POISE trial). Adverse events were consistent with the safety profile of Ocaliva in patients with PBC. The most commonly reported adverse events were pruritis and fatigue, which were generally mild to moderate in severity.

Ongoing Confirmatory Clinical Outcomes Trial and Other Post Marketing Requirements

In connection with Ocaliva’s accelerated approval in the United States and conditional approval in the European Union, we committed to conduct a Phase 4 confirmatory outcomes trial of Ocaliva, known as the COBALT trial, and other clinical trials to satisfy post-marketing regulatory requirements. In addition, we have agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment. Continued approval of Ocaliva for PBC in the United States, the European Union and other jurisdictions is contingent upon the verification and description of clinical benefit in the COBALT trial and our satisfaction of our other post-marketing regulatory requirements. Any delay or failure by us to satisfy such requirements, including any delay or failure relating to our Phase 4 COBALT trial, may jeopardize the continued approval of Ocaliva for PBC in the United States, European Union and other jurisdictions.

The goal of the COBALT trial is to confirm that reduction of ALP based upon Ocaliva treatment is associated with a longer-term benefit on liver-related clinical outcomes. This trial is currently enrolling patients and is expected to be completed on a post-marketing basis. COBALT is designed to assess the effect of a once-daily dose of 5 mg or 10 mg of Ocaliva in approximately 430 PBC patients with an inadequate therapeutic response to UDCA or who are unable to tolerate UDCA. In this trial, eligible patients with PBC continue their UDCA treatment, except for those patients unable to tolerate UDCA, and are being randomized into one of two treatment arms of approximately 215 patients each. Patients are randomized to receive either (i) placebo or (ii) Ocaliva starting at 5 mg and increasing over the course of the trial to 10 mg of Ocaliva based on tolerability. Dosing frequency will be determined by disease stage. The primary endpoint of the trial is based on clinical outcomes as measured by time to first occurrence of any of the following adjudicated events: death (all-cause), liver transplant, Model of End Stage Liver Disease (“MELD”) score greater than 15, uncontrolled ascites or hospitalization due to variceal bleeding, hepatic encephalopathy or spontaneous bacterial peritonitis. The study evaluates subjects across the spectrum of PBC disease, including early and advanced PBC.

In addition, we are undertaking a Phase 2 clinical trial of Ocaliva in pediatric patients with biliary atresia, a life-threatening condition in infants in which the bile ducts inside or outside the liver do not have normal openings. This trial, known as the CARE trial, is a part of an EMA-approved Pediatric Investigation Plan (“PIP”) supporting the conditional approval of Ocaliva for PBC in the European Union as PBC is not believed to occur in the pediatric population. The CARE trial is designed to evaluate the effects of 11 weeks of Ocaliva treatment where patients with biliary atresia are randomized to varying doses. The primary endpoint is to evaluate the pharmacokinetics and the safety and tolerability of Ocaliva treatment. In addition, Ocaliva’s effect on hepatobiliary indices and biomarkers will be assessed. This trial is targeted to enroll approximately 60 patients in the United States and Europe.

Further, as part of our post-marketing requirements for Ocaliva, we are undertaking a Phase 4 clinical trial of Ocaliva in patients with PBC who have moderate to severe hepatic impairment (Child-Pugh B and C). This double-blind, placebo-controlled study is designed to evaluate the pharmacokinetics of Ocaliva and its conjugates, as well as safety and tolerability. Additional objectives include an evaluation of Ocaliva treatment compared to placebo on liver biochemistry, Child-Pugh scores and non-invasive markers of liver fibrosis and stiffness. This double blind trial is targeted to enroll approximately 50 patients in the United States, Europe and other jurisdictions for 48 weeks.

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

Our Product Candidates

The following summarizes the current status and the anticipated next steps in our development plans for our product candidates. We continually evaluate each product candidate in an effort to efficiently allocate research and development funds to projects we deem to be in our best interests based on, among other factors, the product candidate’s performance in pre-clinical and/or clinical studies, our expectations regarding the potential future regulatory approval of the product candidate and our view of the potential commercial viability of the product candidate in light of market conditions.

OCA for liver fibrosis due to NASH

Our lead product candidate is OCA for the potential treatment of liver fibrosis due to NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a NDA seeking accelerated approval of OCA for liver fibrosis due to NASH in the United States and, in December 2019, we submitted a MAA seeking conditional approval of OCA for liver fibrosis due to NASH in Europe. The FDA subsequently accepted our NDA for filing and granted a priority review designation for OCA for liver fibrosis due to NASH. The FDA has set a PDUFA target action date of June 26, 2020 for the completion of its review of our NDA and has notified us that it has tentatively scheduled an advisory committee meeting relating to our NDA for April 22, 2020. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process. In addition, we are conducting a number of other trials and studies in connection with our NASH development program, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial.

Overview of NASH

NASH is a serious progressive liver disease caused by excessive fat accumulation in the liver (steatosis) that induces chronic inflammation, resulting in progressive fibrosis (scarring) that can lead to cirrhosis, eventual liver failure, cancer and death. More than 20% of patients with NASH are estimated to progress to cirrhosis within a decade of diagnosis and, compared to the general population, have a ten-fold greater risk of liver-related mortality. The proportion of liver transplants attributable to NASH has increased rapidly in recent years and as early as 2020 the disease is projected to become the leading cause of liver transplants in the United States. Additionally, NASH is now considered to be the leading, and a rapidly increasing, cause of hepatocellular carcinoma (primary liver cancer), of which up to 40% of cases in NASH patients develop prior to developing cirrhosis.

Although difficult to precisely estimate, epidemiology research estimates that the global prevalence of NASH is approximately 3 – 5% and is expected to increase markedly by 2030. Fibrosis is the most robust predictor of long-term overall mortality, liver transplantation and liver-related events in patients with NASH and advanced fibrosis is associated with a substantially higher risk of liver-related morbidity and mortality in patients with NASH. We believe that a majority of NASH patients diagnosed and under specialist care have fibrosis of stage 2 or greater. Although the prevalence of NASH is lower in children, it has also become a serious disease burden in the pediatric population. Other common co-existing conditions such as obesity and type 2 diabetes, which are present in a majority of NASH patients, raise important risks. NASH has been linked in both developed and developing countries to the adoption of a Western diet, with increased consumption of processed foods containing polyunsaturated fatty acids and fructose.

Generally in clinical trials in NASH, a definitive diagnosis requires a histologic assessment of a liver biopsy for several key features associated with NASH, including, but not limited to, steatosis, lobular inflammation and hepatocyte ballooning. However, we believe that the majority of NASH patients currently under treater care have been assessed for liver fibrosis without a liver biopsy. Several imaging and circulating biomarkers are being investigated as non-invasive diagnostic methods, including transient elastography (an ultrasound technology approved in the United States and Europe for the measurement of liver fibrosis), magnetic resonance imaging and serum biomarkers. NASH diagnosis rates in the United States and the EU5 countries are very low, owing to a lack of approved treatment options and a lack of validated non-invasive diagnosis options. We believe the availability of novel therapeutics and non-invasive technologies will be instrumental in improving diagnosis rates.

There are currently no medications approved for the treatment of NASH. However, various therapeutics are used “off-label”, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and UDCA. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care, but have not conclusively been shown to prevent disease progression. Although some of the off-label treatments described above have been studied as possible treatments for NASH, none has been approved by the FDA or EMA as a treatment for this disease. Currently, treatment options for NASH patients with advanced cirrhosis are limited. Although liver transplant can be life-saving, many patients fail to receive a donor organ in time, and for those who do, there are very significant clinical risks, such as infection and organ rejection, as well as significant costs. In addition, the post-transplant recurrence rate of NASH has been shown to be as high as 25% at 18 months. Given the lack of available treatment options, we believe that there is a significant unmet need for novel therapies for NASH, particularly in those patients with advanced fibrosis and cirrhosis and those with a high risk of disease progression due to other co-morbidities such as type 2 diabetes.

FXR activation has been shown to play a key role in the regulation of the metabolic pathways relevant to NASH, highlighting FXR as a potential drug target for treatment of the disease. Given the significant unmet medical need of patients with NASH, we believe that the ability of OCA to potently activate FXR has the potential to convey clinical benefit by improving key histologic parameters of the disease. This is supported by our preclinical and clinical results to date, and is being further investigated in our ongoing clinical trial program.

Phase 3 REGENERATE Trial

We are currently conducting a pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. REGENERATE is a randomized, double-blind, placebo-controlled, multicenter study assessing the safety and efficacy of OCA on liver-related clinical outcomes in patients with liver fibrosis due to NASH. Patients with biopsy proven NASH with fibrosis are randomized 1:1:1 to receive placebo, OCA 10 mg or OCA 25 mg once daily. In August 2019, we announced the completion of the enrollment of the clinical outcomes cohort of REGENERATE, with 2,480 adult NASH patients with fibrosis randomized at over 300 qualified centers worldwide. REGENERATE will continue through clinical outcomes for verification and description of clinical benefit. The end-of-study analysis will evaluate the effect of OCA on all-cause mortality and liver-related clinical outcomes.

An 18-month interim analysis was conducted to assess the effect of OCA in liver histology comparing month 18 biopsy with baseline. Patients without a repeat biopsy due to study discontinuation or other reason were treated as non-responders in the primary efficacy analysis and full efficacy analysis (each as described below). A smaller exploratory cohort of patients with stage 1 liver fibrosis and at least one accompanying comorbidity (specified as diabetes, obesity or alanine transaminase (“ALT”) greater than 1.5 times ULN) were also enrolled in REGENERATE, but were not included in the primary efficacy analysis. As described below, these patients were included in the full efficacy analysis and safety analysis. The end-of-study analysis will evaluate the effect of OCA on all-cause mortality and liver-related clinical outcomes.

In February 2019, we announced topline results from the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis and adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Although a numerically greater proportion of patients in both OCA treatment arms compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. NASH resolution is defined as the overall histopathologic interpretation of (i) no fatty liver disease or (ii) fatty liver disease (simple or isolated steatosis) without steatohepatitis AND a nonalcoholic fatty liver disease (“NAFLD”) activity score (“NAS”) of 0 for ballooning and 0-1 for inflammation. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. In November 2019, the results of the 18-month interim analysis from the REGENERATE trial were published in The Lancet.

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

Set forth below is a summary of the 18-month primary efficacy analysis and additional full efficacy analysis from the REGENERATE trial.

Fibrosis Improvement at Month 18

Primary Efficacy Analysis (ITT population: NASH with stage 2 and 3 liver fibrosis)	Placebo n = 311	OCA 10 mg n = 312	OCA 25 mg n= 308
Fibrosis improvement (≥ 1 stage) with no worsening of NASH*	11.9%	17.6% p = 0.0446	23.1% p = 0.0002**
Additional Full Efficacy Analysis (ITT population plus stage 1 liver fibrosis patients)	Placebo n=407	OCA 10 mg n = 407	OCA 25 mg n = 404
Fibrosis improvement (≥ 1 stage) with no worsening of NASH*	10.6%	15.7% p = 0.0286	21.0% p < 0.0001
* Defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis.
** Statistically significant in accordance with the statistical analysis plan agreed with the FDA.

NASH Resolution at Month 18

Primary Efficacy Analysis (ITT population: NASH with stage 2 and 3 liver fibrosis	Placebo n = 311	OCA 10 mg n = 312	OCA 25 mg n = 308
NASH resolution‡ with no worsening of liver fibrosis stage	8.0%	11.2% p = 0.1814	11.7% p = 0.1268
Additional Full Efficacy Analysis (ITT population plus stage 1 liver fibrosis patients)	Placebo n = 407	OCA 10 mg n = 407	OCA 25 mg n = 404
NASH resolution‡ with no worsening of liver fibrosis stage	7.9%	11.3% p = 0.0903	14.9% p = 0.0013

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

Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. The frequency of serious adverse events was similar across treatment arms (11% in placebo, 11% in OCA 10 mg and 14% in OCA 25 mg) and no serious adverse event occurred in > 1% of patients in any treatment arm. There were 3 deaths (2 in placebo: bone cancer and cardiac arrest, 1 in OCA 25 mg: glioblastoma) and none were considered related to treatment.

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

Consistent with observations from previous NASH studies, OCA treatment was associated with an increase in low density lipoprotein (“LDL”) cholesterol, with a peak increase of 22.6 mg/dL at four weeks and subsequently reversing and approaching baseline at month 18 (4.0 mg/dL increase from baseline). Statin therapy was initiated in 10% of placebo patients and 24% of each OCA treatment arm. Among OCA patients who initiated statins, LDL cholesterol increases reversed and fell to below baseline levels by month 6. Triglycerides rapidly and continually decreased in the OCA treatment arms through month 18. There were few and varied serious cardiovascular events and incidence was balanced across the three treatment arms (2% in placebo, 1% in OCA 10 mg and 2% in OCA 25 mg).

In patients with type 2 diabetes, OCA treatment was associated with an early transient increase in fasting glucose and hemoglobin A1c with return to levels similar to placebo by month 6. No clinically meaningful changes were noted in non-diabetic patients.

With respect to hepatobiliary events, more patients (3%) on OCA 25 mg experienced gallstones or cholecystitis compared to < 1% on placebo and 1% on OCA 10 mg. While numerically higher in the OCA 25 mg treatment arm, serious hepatic adverse events were uncommon with < 1% incidence in each of the three treatment arms.

Phase 3 REVERSE Trial

We are currently conducting a Phase 3 clinical trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. REVERSE is a randomized, double-blind, placebo-controlled, multicenter trial evaluating the safety and efficacy of OCA in NASH patients with compensated cirrhosis. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients with a biopsy-confirmed diagnosis of cirrhosis due to NASH randomized.

The primary endpoint for REVERSE is the percentage of subjects with histological improvement in fibrosis by at least one stage with no worsening of NASH using the NASH Clinical Research Network scoring system after 18 months of treatment. Patients are randomized 1:1:1 into one of three treatment arms receiving a once-daily dose of placebo, OCA 10 mg or OCA 10 mg for the first three months with titration in accordance with the study protocol up to OCA 25 mg for the remaining study period. Patients who successfully complete the double-blind phase of REVERSE will be eligible to enroll in an open-label extension phase for up to 12 additional months.

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

Phase 2 Sumitomo Dainippon Trial

In October 2015, we announced the results of a 72-week Phase 2 dose ranging trial of OCA in 200 adult patients with NASH in Japan. The trial was conducted by our former collaborator, Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”). In this trial, 202 Japanese biopsy-proven NASH patients (NAS of 5-8) were randomized into one of four arms to receive either a 10 mg, 20 mg or 40 mg dose of OCA or placebo, and 200 of these patients (50 per group) initiated treatment for a 72-week double-blind treatment phase, followed by a 24-week off treatment phase. The primary endpoint was histologic improvement defined as at least a two-point improvement in NAS with no worsening of fibrosis.

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

	Placebo	OCA 10 mg	OCA 20 mg	OCA 40 mg
ITT Results	N = 50	N = 50	N = 50	N = 50
NAS improvement > 2 points with	10 (20%)	11 (22%)	14 (28%)	19 (38%)	p = 0.053*
no worsening of fibrosis		p = 0.8070**	p = 0.3378**	p = 0.0496**

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

A significantly greater number of OCA-treated patients also achieved the secondary endpoint of improvement of at least one fibrosis stage (35% versus 19%, p = 0.004), with OCA showing greater response rates as compared to placebo across all stages of fibrosis. Based on our retrospective analyses of the FLINT data, more OCA-treated patients exhibited fibrosis improvement of at least two fibrosis stages (15% versus 6%, not significant) and exhibited fibrosis improvements regardless of baseline fibrosis stage and a significantly greater number of OCA-treated patients also achieved complete resolution of fibrosis (17% versus 5%, p = 0.0018). Also, our retrospective analysis of the FLINT data showed that fewer OCA-treated patients progressed to bridging fibrosis (15% versus 18%, not significant) or to cirrhosis (2% versus 5%, not significant). Retrospective analyses after the unblinding of results can potentially introduce bias and regulatory authorities typically give greatest weight to results from pre-specified analyses as compared to retrospective analyses. The NASH Clinical Research Network fibrosis staging system was used to categorize the pattern of fibrosis and architectural remodeling of the liver: no fibrosis (F0), perisinuoidal or periportal fibrosis (F1), perisinusoidal and periportal fibrosis (F2), bridging fibrosis (F3) and cirrhosis (F4). Fibrosis sub-stages 1a, 1b and 1c were considered F1 for the analysis.

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

OCA treatment was associated with serum lipid changes, including increases in total cholesterol and LDL cholesterol and a decrease in HDL cholesterol, that developed within 12 weeks of treatment initiation, then reversed through the end of treatment and returned to baseline during the 24-week post-treatment follow-up phase. Based on these observations, lipid management was emphasized partway into the trial, using accepted guidelines. At 72 weeks as compared to baseline, the following effects were observed in the OCA treatment group: an increase in mean total cholesterol (0.16 mmol/L or 6 mg/dL increase OCA versus 0.19 mmol/L or 7mg/dL decrease placebo, p = 0.0009), an increase in mean LDL cholesterol (0.22 mmol/L or 9 mg/dL increase OCA versus 0.22 mmol/L or 8 mg/dL decrease placebo, p < 0.0001), a decrease in mean HDL cholesterol (0.02 mmol/L or 1 mg/dL decrease OCA versus 0.03 mmol/L or 1 mg/dL increase placebo, p = 0.01) and a decrease in triglycerides (0.22 mmol/L or 20 mg/dL decrease OCA versus 0.08 mmol/L or 7 mg/dL decrease placebo, p = 0.88, not significant). These changes in cholesterol levels, along with the achievement of predefined efficacy criteria, played a role in the decision of the FLINT data and safety monitoring board to terminate the treatment phase of the FLINT trial, and the publication of the FLINT results noted the need for further study of these changes.

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

In the FLINT trial, statistically significant weight loss of an average of 2.3 kilograms was observed in OCA patients compared to no weight loss in the placebo group (p = 0.008), and this weight loss reverted towards baseline during the 24-week follow-up phase. A pre-specified sensitivity analysis conducted by the investigators showed that weight loss was not a driver of the primary endpoint. An increase in a marker of hepatic insulin resistance known as homoeostasis model assessment – estimated insulin resistance (“HOMA-IR”) (calculated using the product of fasting plasma insulin and glucose) was observed at 72 weeks in the OCA treatment group (p = 0.01). However, there was an imbalance in baseline plasma insulin levels (201 pmol/L OCA versus 138 pmol/L placebo), and an even larger relative and absolute increase in HOMA-IR was observed in the placebo group at the conclusion of the 24-week follow-up phase. This is potentially attributable to the inherent variability in HOMA-IR measurements, particularly in patients with type 2 diabetes, that have been shown to make single time-point to time-point changes of this magnitude clinically uninterpretable. There were virtually no changes in mean hemoglobin A1c, a measure of average blood sugar control over a period of approximately three months, in either OCA or placebo groups at 72 weeks. In an earlier study of OCA in diabetic NAFLD patients employing the hyperinsulinemic-euglycemic insulin clamp, the gold standard for detecting changes in insulin resistance, OCA improved the glucose disposal rate consistent with reduced insulin resistance.

OCA was generally well tolerated in the FLINT trial. Adverse events were generally mild to moderate in severity and the incidence in the OCA and placebo treatment groups was similar for all symptoms except pruritus. Pruritus occurred more frequently in the OCA treatment group than in the placebo treatment group (23% vs. 6%, p < 0.0001) and at a higher grade (predominately moderate pruritus) but resulted in only one patient discontinuation. The incidence of severe or life-threatening events was not different between the two treatment groups and most of the events in both groups were deemed to be unrelated to treatment, including all severe or life-threatening cardiovascular events. There were two patient deaths in the Phase 2b FLINT trial and neither death was considered related to OCA treatment.

OCA and Bezafibrate

In December 2018, we entered into the Aralez Agreement, pursuant to which we acquired (i) Aralez’s license to develop and commercialize bezafibrate in the United States (as amended and restated in connection therewith, the “Bezafibrate License”), (ii) Aralez’s IND on file with the FDA and other associated regulatory documentation and (iii) a non-exclusive license to certain of Aralez’s intellectual property. Pursuant to the Aralez Agreement, we paid $9.0 million to Aralez in connection with the closing of the transactions in December 2018 and are obligated to make a $2.0 million milestone payment to Aralez based on the occurrence of specified regulatory-related events. Bezafibrate, a PPAR agonist that has been studied in PBC, is not approved in the U.S. for any indication. We are evaluating the efficacy, safety and tolerability of bezafibrate in combination with OCA in patients with PBC in a Phase 2 study, with the longer-term goal of developing and seeking regulatory approval for a fixed dose combination regimen in this indication and potentially may study this combination in other liver diseases. Pursuant to the Bezafibrate License, we are also obligated to make a $2.5 million milestone payment based on the occurrence of specified regulatory-related events with respect to such a combination product, as well as mid-single digit percentage royalty payments based on the net sales of such a combination product.

Other Product Candidates

The discovery and development of safe and effective new product candidates and the development of additional uses for our existing product candidates and approved products, are important for the continued strength of our business. We, together with our collaborators, have discovered several bile acid chemistry-based compounds that are in the early stages of research and development. Among these compounds is INT-787. INT-787 is an FXR agonist that we are currently evaluating in preclinical studies. INT-787 has distinct pharmacological properties that differ from those of OCA and has shown potential anti-fibrotic and anti-inflammatory effects in animal models. We believe that bile acid analogs may have utility in a broad range of diseases beyond non-viral liver disease and we have in the past, and may in the future, explore the potential application of our development compounds outside of our core areas of focus.

The process from discovery to development to regulatory approval of a product candidate can take more than ten years. Product candidates can fail at any stage of the process, and product candidates may not receive regulatory approval even after many years of research and development and significant investment. In addition, we may decide to terminate or deprioritize the development of our product candidates due to a number of factors, including our views of the relevant regulatory development pathway, competitive landscape, commercial viability of the product candidate, or superior alternative uses of capital. For example, we have studied OCA for PSC, a rare, serious, chronic cholestatic liver disease characterized by a progressive, autoimmune-based destruction of bile ducts with eventual onset of cirrhosis. While we believe that the results of our Phase 2 AESOP trial announced in 2017 established a proof of concept of OCA in a second cholestatic liver disease, we have deprioritized development of OCA in PSC based, in part, on the lack of clarity on the regulatory pathway for this rare but serious disease. In addition, we are no longer actively developing INT-767, an orally administered dual FXR and TGR5 agonist derived from the primary human bile acid chenodeoxycholic acid.

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

The ability of Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, and other future approved products, if any, to compete with products sold by other companies will depend on a number of factors, including efficacy, safety and tolerability, reliability, convenience of dosing, price, the level of branded and generic competition and reimbursement. We believe that the competitive environment for Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH is as follows.

Ocaliva for PBC

Ocaliva competes with UDCA (or ursodiol), a first-line therapy approved for the treatment of PBC that is available generically at a significantly lower cost than Ocaliva. Ocaliva is an FXR agonist and we are aware of several other companies that have FXR agonists in Phase 2 or earlier clinical or preclinical development for the treatment of PBC, including FXR agonists from Novartis AG (tropifexor), Gilead Sciences, Inc. (GS-9674) and Enanta Pharmaceuticals, Inc. (EDP-305). Additional product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of PBC include Genfit SA’s dual PPAR alpha/delta agonist (elafibranor), Arena Pharmaceuticals, Inc.’s S1P receptor modulator (etrasimod), Bristol-Myers Squibb Company’s anti-CTL4 fusion protein (abatacept) and Fast Forward Pharmaceuticals BV’s anti-CD40 monoclonal antibody (FFP104). Additionally, several companies have product candidates aimed at the cholestatic-induced pruritus associated with PBC, including apical sodium dependent bile acid transport inhibitors being developed by GlaxoSmithKline plc (GSK2330672).

Off-label uses of other potential treatments may also compete with Ocaliva for PBC. For example, while fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported. Bezafibrate, a fibrate that is not approved by the FDA for any indication and is only available outside of the United States, has been studied in PBC.

OCA for Liver Fibrosis Due to NASH

There are currently no medications approved for the treatment of NASH. However, various therapeutics are used off-label for the treatment of NASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and UDCA. There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of NASH, including Genfit SA’s PPAR alpha/delta agonist (elafibranor), Gilead Sciences, Inc.’s ASK-1 inhibitor (selonsertib) and Allergan plc’s dual CCR2 and CCR5 inhibitor (cenicriviroc), as well as FXR agonists from Novartis AG (tropifexor), Gilead Sciences, Inc. (cilofexor) and Enanta Pharmaceuticals, Inc. (EDP-305).

Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NASH include AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Durect Corporation, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Immuron Ltd., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Inc., Novo Nordisk A/S, NuSirt Sciences Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. NASH is a complex disease and we believe that it is unlikely that any one therapeutic option will be optimal for every NASH patient.

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

The patent portfolio for OCA contains U.S. and non-U.S. patents and patent applications directed to compositions of matter, methods of use and manufacturing methods. Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we have applied for an extension of the patent term for this patent in the United States through 2027. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we have applied for supplementary patent certification (“SPC”) to extend the patent term for this patent in the European Union through 2027. To date, we have received grants of SPC in Austria, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden and we expect to take similar actions in other jurisdictions and countries where similar regulations exist.

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

			U.S. Patent
Patent No.	Type of Patent(1)	Brief Summary of Patent	Expiration
7,138,390	Composition of Matter	Claims OCA compound	2022(2)
8,058,267	Method of Use	Claims methods of treating PBC with OCA	2022
8,377,916	Method of Use	Claims methods of treating PBC with OCA	2022
9,238,673	Composition of Matter	Claims OCA active pharmaceutical ingredient (“API”)	2033
10,047,117	Method of Use	Claims methods of treating FXR mediated diseases with OCA API	2033
10,052,337	Composition of Matter	Claims OCA finished drug product	2036
10,174,073	Composition of Matter	Claims OCA API produced by a specified process	2033
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

We currently have an agreement with PharmaZell GmbH (“PharmaZell”) for the manufacture and commercial supply of API for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH. Pursuant to our agreement with PharmaZell, we have purchased quantities of API that we believe will be sufficient to meet our PBC and NASH commercial supply requirements during the initial stages of our NASH launch following the expected approval of OCA for liver fibrosis due to NASH. The initial term of our agreement with PharmaZell expires on December 31, 2020 and thereafter automatically renews for successive two-year periods unless either party provides notice of non-renewal at least 12 months prior to the end of the initial term or then-current renewal term. The agreement is also subject to customary early termination rights.

We are not obligated to purchase from PharmaZell a specific percentage of our annual commercial requirements of API for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH, and expect to shift our longer-term API supply requirements to other suppliers. Accordingly, we have qualified an additional API supplier from which we may currently acquire API on a purchase order basis and continue to engage in activities intended to ensure that our long-term commercial supply requirements are satisfied. In connection with such efforts, we entered into an agreement with a third potential supplier of API for the manufacture of Ocaliva and, if approved, OCA for liver fibrosis due to NASH, under which we may in the future be obligated to purchase a portion of our API requirements in the event of the achievement of agreed regulatory and product development milestones.

We do not have long-term supply agreements for any of our product candidates other than OCA, and regularly obtain supplies and services relating to our product candidates from third-party contract manufacturers on a purchase order basis. Contract manufacturers are subject to extensive governmental regulation and we depend on them for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products, including Ocaliva. We intend to continue to rely on third-party manufacturers for the manufacture of clinical supplies of our product candidates and commercial supplies of our approved products, including Ocaliva and, if approved, OCA for liver fibrosis due to NASH. We believe this manufacturing strategy will enable us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure. If PharmaZell and our other current and future suppliers are not able to meet our on-going commercial supply requirements, including those relating to Ocaliva or, if approved, OCA for liver fibrosis due to NASH, on acceptable terms, or at all, our business may be may be materially and adversely affected. See “Risk Factors — Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates — We rely entirely on third parties for the manufacture of our product requirements for our preclinical studies and clinical trials, as well as our commercial supply of Ocaliva and, if approved, OCA for liver fibrosis due to NASH and our other product candidates, and also depend on third-party vendors and CROs for certain of our clinical trial and product development activities. Our business could be harmed if our third-party manufacturers fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices, or if our third-party vendors or CROs assisting us with our clinical trials and product development activities fail to comply with their contractual commitments or applicable regulatory obligations or if we lose our relationships with our third-party vendors and CROs.

Sales and Marketing

Ocaliva is our first approved product and the commercial launch of Ocaliva for PBC is our first product launch. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization, a contract sales organization and third-party distributors depending on the jurisdiction. We are developing our commercialization strategy for OCA for liver fibrosis due to NASH, if approved, and have not yet decided on our commercialization strategy for OCA for other indications or for our other product candidates, in each case, if approved. We intend to continue to evaluate how best to commercialize our product candidates, if approved, in the United States and internationally, and may choose to collaborate with third parties that have sales and marketing capabilities and established distribution systems, either to augment our own capabilities or in lieu thereof.

Customers

We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. We recognized net product sales of Ocaliva of $249.6 million, $177.8 million and $129.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. We sell Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as our customers. For a discussion of our customer concentration, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and analogous authorities in other countries extensively regulate, among other things, the research, development, testing, manufacture, recordkeeping, approval, labeling, packaging, promotion, storage, advertising, distribution, marketing, sampling, post-approval monitoring and reporting and export and import of products such as Ocaliva and those we are developing. Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States and by the European Commission following a favorable assessment provided by the EMA through the MAA process for a product falling within the scope of the Centralized procedure or a national MAA process (albeit through the process of Mutual Recognition or Decentralized procedure) before they may be legally marketed in the European Union. Our product candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended (the “FDCA”) and implementing regulations. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
●	submission to the FDA of an IND, which must take effect before human clinical testing may begin;
●	approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”) to establish the safety and efficacy of the new drug product for each indication for which FDA approval is sought;
●	preparation and submission to the FDA of a NDA;
●	review of the new drug product by an FDA advisory committee, where appropriate or if applicable, although the FDA is not bound by the recommendation of an advisory committee;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the new drug product, or components thereof, are produced to assess compliance with current Good Manufacturing

Practices (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the new drug product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCP and the integrity of the clinical data;
●	payment of user fees and procurement of FDA approval of the NDA; and
●	compliance with any post-approval requirements, including, as applicable, Risk Evaluation and Mitigation Strategies (“REMS”) and post-approval studies required by the FDA.

Preclinical and Clinical Studies

Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In order to conduct clinical research, an IND sponsor must submit an IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, or any time thereafter, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or continue. A clinical hold may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to the FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An IRB at each institution must, among other things, review and approve the protocol before a clinical trial commences at such institution, and approve the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with regulations applicable to the IRB.

Human clinical trials are typically conducted in three sequential phases, although the phases may overlap or be combined:

●	Phase 1. The drug is initially introduced into healthy human subjects and tested to assess pharmacological actions, safety, dosage tolerance, absorption, metabolism, distribution and elimination and, in some cases, early evidence of effectiveness. In the case of some products intended for the treatment of severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●	Phase 2. Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population generally at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling, should it ultimately be approved for marketing. In most cases the FDA requires two adequate and well-controlled Phase 3 clinical trials with statistically significant results to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in certain instances.

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, or the clinical monitoring board or data safety monitoring board (“DSMB”). This group provides authorization for whether or not a trial may move forward at designated check points. These decisions are based on the DSMB’s independent review of data from the ongoing trial.

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose clinical trial information related to the product, patient population, phase of investigation, clinical trial sites and investigator, and other aspects of the clinical trial on a public website maintained by the U.S. National Institutes of Health. Sponsors are also obligated to disclose the results of these clinical trials after completion. For a new product or a new indication for a previously approved product, sponsors can delay submission of clinical study results for up to two years until the product has been approved or approved for the new use. Competitors and others may use this publicly-available information to gain knowledge regarding the design and progress of our development programs.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points, including prior to the submission of an IND, at the end of Phase 2 and before a NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice and feedback on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial(s) that they believe will support the approval of the new drug. If a Phase 2 clinical trial is the subject of discussion at the end of Phase 2 meeting with the FDA, a sponsor may be able to request a special protocol assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

According to published guidance on the SPA process, a sponsor which meets the prerequisites may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement is generally expected to be binding on the FDA, in that the critical design elements agreed to as part of an SPA agreement may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. The presence of an SPA agreement does not guarantee that a marketing application will be filed or approved, even if the trial is conducted in accordance with the protocol and achieves the specified endpoints. In rare cases, the FDA may rescind an SPA agreement.

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

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of a NDA requesting approval to market the product. The submission of a NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. Currently, the application fee is approximately $2.9 million for NDAs with clinical data and approximately $1.5 million for NDAs without clinical data. The sponsor under an approved NDA is also subject to annual program user fees, currently approximately $325,000. Program fees are assessed for each approved prescription drug product identified in an approved application, up to five program fees per application. These fees are typically modified annually. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the NDA is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or, as discussed more fully below, priority review. The FDA may refuse to approve a NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews a NDA to determine, among other things, whether a product is safe, effective, and can be properly manufactured for its intended use or uses. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee. Before approving a NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested to ensure compliance with cGMPs. An approval letter from the FDA authorizes commercial marketing of the product and specifies the prescribing information for the approved indication(s).

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

The FDA may also designate a product for priority review if it would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious condition. Certain other applications may also qualify for priority review. The FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. A priority designation by the FDA is intended to direct the agency’s attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

In January 2015, OCA for liver fibrosis due to NASH was granted breakthrough therapy designation by the FDA for the treatment of patients with NASH with liver fibrosis. In November 2019, the FDA accepted for review our NDA and granted priority review for OCA for liver fibrosis due to NASH.

Post-approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA post-approval, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if safety or other problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in new labeling information (e.g., warnings), customer training and/or education requirements, restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require studies, trials, analyses, and surveillance programs to monitor or evaluate the effect of approved products that have been commercialized, and the FDA has the power to limit further marketing of a product, or seek withdrawal of approval, based on the results of these post-marketing programs.

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

Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject us to judicial, regulatory or statutory sanctions, any of which could have a material adverse effect on us.

These sanctions could include:

●	refusal to approve pending applications;

●	withdrawal of an approval;

●	imposition of a clinical hold;

●	warning or untitled letters;

●	product recalls;

●	product seizures;

●	total or partial suspension of production or distribution; and

●	injunctions, fines, disgorgement, civil penalties and criminal prosecution.

The FDA and other U.S. state and federal authorities regulate marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in a manner otherwise consistent with the provisions of the approved label and FDA regulations. The FDA and other authorities actively enforce the laws and regulations prohibiting false, misleading, deceptive, or off-label promotional practices; violations of these prohibitions can lead to significant liability. Additional regulations apply for advertising and promotion of products approved under the accelerated approval pathway. For example, unless otherwise informed by the FDA, an applicant must submit to the FDA for consideration during the preapproval review period copies of all promotional materials, including promotional labeling as well as advertisements, intended for dissemination or publication within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the applicant must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the labeling or initial publication of the advertisement.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

From time to time, legislation is introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

In accordance with the applicable requirements under the accelerated approval pathway, we initiated our Phase 4 COBALT clinical outcomes confirmatory trial for Ocaliva in PBC in December 2014, following discussions with the FDA. COBALT is expected to be completed on a post-marketing basis. The study evaluates subjects across the spectrum of PBC disease, including early and advanced PBC. We have also agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as monotherapy in patients with PBC. In addition, we have agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

Risk Evaluation and Mitigation Strategy

The Food and Drug Administration Amendments Act of 2007 created a new section of the FDCA which authorizes the FDA to require a REMS as a condition of NDA approval, or based upon new safety information regarding an approved drug, when the FDA determines a REMS is necessary to ensure that the benefits of a drug outweigh the potential risks. Under a REMS, the FDA may require various measures to address serious risks, such as medication guides, communication plans, training or registries, as well as steps to monitor and assess the effectiveness of those measures. Such requirements may impose significant burdens on prescribers, pharmacists or patients. The requirement for a REMS may materially affect the potential market and profitability of the drug.

We do not have a REMS for Ocaliva for the treatment of PBC.

Patent Term Extension and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits an extension of a patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, the extension of patent term cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one-half the time between the effective date of an IND, and the submission date of a NDA, plus the time between the submission date of a NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we have applied for an extension of the patent term for this patent in the United States through 2027. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we have applied for SPC to extend the patent term for this patent in the European Union through 2027. To date, we have received grants of SPC in Austria, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden and we expect to take similar actions in other jurisdictions and countries where similar regulations exist.

Data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity. A drug is considered a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance as further defined in FDA regulations. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or a 505(b)(2) NDA for a drug with the same active moiety. However, an application may be submitted four years from the NDA approval date if it contains a paragraph IV certification that a reference product patent is invalid or not infringed by the ANDA or 505(b)(2) product. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active moiety for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA may be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act, sponsors may obtain a six month extension of unexpired regulatory exclusivities and terms of unexpired Orange Book-listed patents relating to their drug, if pediatric studies substantially complying with a written request are completed and submitted by the sponsor to the FDA within the statutory time frame. We have not received such a written request from the FDA for such pediatric studies, although we may ask the FDA to issue a written request for such studies in the future.

In addition, under the Pediatric Research Equity Act (the “PREA”), a NDA or supplement to a NDA for certain drugs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver. However, the FDA has recently issued guidance limiting a sponsor’s ability to waive the PREA study requirements.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting a NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any applications from any other party to market the same drug for the same indication for seven years, except in very limited circumstances such as where there is a demonstration of clinical superiority. Orphan drug exclusivity, however, could also work to block the approval of one of our product candidates for seven years if a competitor develops the same drug as one of our product candidates and obtains approval and orphan exclusivity for the same indication or disease for which our product candidate is being developed. Orphan drug exclusivity would not block approval of the same drug developed by a competitor for a use different from our orphan-protected approved use. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to orphan exclusivity for the full scope of its approved use.

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

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to regulations of other countries governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications under the centralized, decentralized or mutual recognition marketing authorization procedure. The centralized procedure provides for the grant of a single marketing authorization for a medicinal product by the European Commission on the basis of an opinion provided by the EMA’s Committee for Medicinal Products for Human Use (the “CHMP”). A centralized marketing authorization is valid for all European Union member states and the European Economic Area States (Iceland, Liechtenstein and Norway). The decentralized marketing authorization procedure involves the submission of an application for marketing authorization to the competent authorities in each of the European Union member states chosen by the applicant in which the product is to be marketed. One national competent authority, selected by the applicant (Reference Member State) leads the assessment of the application for marketing authorization. The competent authorities of the other chosen European Union member states concerned by the procedure (Concerned Member States) are subsequently required to review the initial evaluation and, if the assessment is positive and all issues are resolved, grant marketing authorization for their territory on the basis of the assessment, except where grounds of potential serious risk to public health require the application for authorization to be refused. The mutual recognition procedure provides for mutual recognition of a marketing authorization which has already been granted by the national competent authority of a European Union member state by the competent authorities of the other European Union member states where further marketing authorizations are progressively sought. The holder of a national marketing authorization may submit an application to the competent authority of a European Union member state requesting the recognition of the marketing authorization granted by the competent authority of another European Union member state.

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

Similarly to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual European Union member states both before and after grant of the manufacturing and marketing authorizations. This includes European Union cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third-party manufacturers are required to ensure that all of our processes, methods, and equipment are compliant with cGMP.

Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors to comply with European Union laws and the related national laws of individual European Union member states governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and manufacturing and marketing of such products, both before and after grant of marketing authorization, may result in administrative, civil or criminal penalties. These penalties could include delays in or refusals to authorize the conduct of clinical trials or the grant of marketing authorizations, product withdrawals and recalls, product seizures, suspensions, withdrawals, or variations of previously granted marketing authorizations, total or partial suspensions of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

In October 2016, the CHMP of the EMA adopted a positive opinion recommending the granting of a conditional marketing authorization of Ocaliva in PBC. Based on the CHMP’s positive recommendation, the European Commission granted a conditional marketing authorization of Ocaliva in PBC in December 2016. Although we have successfully renewed our conditional marketing authorization in the European Union in the past, there can be no assurance that we will be able to continue to do so in the future. Failure to renew our conditional marketing authorization would prevent us from continuing to market Ocaliva for PBC in Europe. PBC is not believed to occur in the pediatric population. Therefore, in accordance with applicable regulations, the PBC marketing authorization required demonstration of compliance with all measures included in an EMA-approved Pediatric Investigation Plan for OCA for the treatment of biliary atresia, a pediatric cholestatic disease.

Pricing and Reimbursement

Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government healthcare programs, commercial insurance plans and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority for federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of new or more restrictive price controls and cost-containment measures in the jurisdictions in which we operate could materially and adversely impact our net sales and financial results.

Third-party payers are responsible for managing overall pharmaceutical drug spending for their client membership. Third-party payers continue to scrutinize and manage the prices charged for pharmaceutical products and services, and many also limit reimbursement for newly-approved or innovating products and indications. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may (i) not cover our approved products as part of their plans’ benefits, (ii) apply utilization management restrictions or high patient cost-sharing obligations or (iii) restrict the level of reimbursement for our approved products and any such actions may affect our ability to sell our approved products on a profitable basis or at all.

Medicare is a U.S. federal healthcare program that provides coverage for certain healthcare items and services to individuals aged 65 years or older, as well as individuals of any age with certain disabilities and illnesses. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D of the MMA, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage for outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as part of Medicare Advantage plans. Unlike Medicare Part A and B, Part D prescription drug plan sponsors are not required to pay for all outpatient drugs, and each Part D plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D plan drug formularies must include at least two drugs within each therapeutic category and class of Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutics committee. Part D plan coverage and reimbursement may increase demand for our products for which we receive marketing approval in the United States. Moreover, while Part D provides prescription drug benefits only to Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in reimbursement by Medicare may result in a similar reduction in payments from non-governmental payors. Medicare Part D may affect reimbursement of our products upon approval.

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

In addition to the Medicaid Drug Rebate Program, federal law requires companies to participate in the Public Health Service’s 340B Drug Pricing Program in order to have the manufacturer’s drugs covered under Medicaid. The 340B Drug Pricing Program requires participating manufacturers to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), extended eligibility to participate in the 340B program to certain additional types of hospitals (including critical access hospitals, sole community hospitals, rural referral centers and freestanding cancer hospitals). For purposes of these newly eligible covered entities, the ACA specifically excluded from the definition of “covered outpatient drugs” certain drugs designated as “orphan drugs” under section 526 of the FDCA. We are also required as a condition of Medicaid participation to discount our products to authorized users of the Federal Supply Schedule of the General Services Administration, including the TRICARE retail pharmacy program, under which additional laws and requirements apply.

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

In 2010, the ACA was enacted to, among other things, expand access and increase consumer insurance protections while reducing the cost of health care for consumers. The law substantially changed the way health care is financed by both governmental and private insurers in the United States. The ACA requires manufacturers to provide discounts on the prices of brand named drugs in the coverage gap under Medicare Part D and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases each year, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including tax legislation that removed the financial penalties for people who do not carry health insurance (known as the “individual mandate”) and an Executive Order signed in October 2017 by President Trump directing federal agencies to modify how the ACA is implemented. Congress may continue to consider legislation to repeal and replace some or all elements of the ACA. Further, in December 2018, a federal district court in Texas ruled that the entire ACA was unconstitutional because it could not be considered an exercise of Congressional taxing authority following the repeal of the individual mandate penalties. In December 2019, a federal court of appeals upheld the district court's decision that the ACA individual mandate was unconstitutional absent financial penalties, but remanded the case back to the district court to determine whether the remaining provisions of the ACA were nonetheless valid. Pending appeals, which could take some time, the ACA is still operational in all respects. We cannot predict the outcome of this litigation, including a possible decision by the United States Supreme Court, and there is still uncertainty whether the ACA will undergo additional revisions. We cannot predict the impact of any future modifications.

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

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before its cost may be funded within the respective national healthcare systems. The requirements governing drug pricing vary widely from country to country. For example, European Union member states can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and may control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profits the medicinal product generates for the company placing it on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products on cost-effectiveness grounds. Historically, products launched in countries in the European Union do not follow price structures of the United States and generally their prices tend to be significantly lower.

U.S. Fraud and Abuse Laws

Interactions and arrangements with third-party payors, healthcare providers and professionals and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, federal and state anti-kickback and false claims statutes as well as other statutes and regulations pertaining to healthcare fraud and abuse. Other pharmaceutical companies have settled alleged or admitted violations of these fraud and abuse laws with state and federal authorities in recent years and in some cases these settlements have amounted to hundreds of millions, or even billions, of dollars in damages, fines, and penalties, as well as the imposition of compliance program obligations through Corporate Integrity Agreements and other means. Lawsuits, or enforcement actions brought under fraud and abuse laws, can be extremely costly to defend, even if a company has strong defenses and ultimately succeeds in getting the allegations or enforcement action dismissed.

The federal Anti-Kickback Statute (42 U.S.C. §1320a-7b(b)) prohibits, among other things, knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for any good or service, for which payment may be made under federal and state healthcare programs such as Medicare, Medicaid or other federally financed healthcare programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted by regulators to include for example, cash payments, gifts, discounts, coupons, and the furnishing of free or discounted services or supplies, and other items or services of value to the recipient. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers, formulary managers and patients, among others. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for such exceptions or safe harbors.

The federal False Claims Act imposes civil penalties, including treble damages and significant per-claim penalties, which may be pursued through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The government and qui tam relators have brought False Claims Act actions against pharmaceutical companies on the theory that their practices have caused false claims to be presented to the government. There is also a separate false claims provision imposing criminal penalties.

Other federal healthcare fraud-related laws also impose criminal liability for violations. The Criminal Healthcare Fraud statute (18 U.S.C. §1347) prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. Federal criminal law also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

A number of states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act that apply to items and services reimbursed under Medicaid and other state programs. Some state anti-kickback statutes apply not just to government payors, but to all payors, including commercial payors and patients.

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

The federal Physician Payments Sunshine Act requirements under the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies to report to the U.S. Department of Health and Human Services information related to certain direct and indirect payments and other transfers of value made to covered recipients, such as physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law. We are also subject to similar laws in several states and various European Union countries where we have operations. Some of these state and EU laws are broader in scope than federal laws.

In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products. Several states prohibit providing certain payments or items of value to healthcare providers or other enumerated individuals or entities, as well as various other marketing-related activities. Certain states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs and marketing codes. Several additional states are considering similar proposals. Some of the state laws are broader in scope than federal laws. Compliance with these laws is challenging and requires significant time and resources, and any failure to comply with such laws could result in significant civil penalties and other adverse consequences.

Employees

As of December 31, 2019, we had 583 employees, of which 429 were based in the United States and 154 were based outside the United States. None of our employees are represented by a labor union and we consider our employee relations to be good.

Corporate and Available Information

We were incorporated in Delaware in September 2002. Our principal executive offices are located at 10 Hudson Yards, 37th Floor, New York, NY 10001 and our telephone number is (646) 747-1000. We have several additional offices, including those in San Diego, California and London, United Kingdom. Our corporate website address is www.interceptpharma.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investors & Media section of our internet website. The references to www.interceptpharma.com herein are inactive textual references only, and the information found on our internet website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC. The SEC maintains an internet website that contains reports, proxy and information statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. As such, there is significant uncertainty in the degree of market acceptance that Ocaliva will have for PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimates but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva for PBC will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva for PBC. Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including the completion of our Phase 4 COBALT trial, may materially and adversely impact the commercial results and potential of Ocaliva for PBC. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $344.7 million, $309.2 million and $360.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under our licensing and collaboration agreements. At December 31, 2019, we had $657.4 million in cash, cash equivalents, restricted cash and investment debt securities.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the launch and commercialization of Ocaliva for PBC, preparation for the potential launch of OCA for liver fibrosis due to NASH and general and administrative operations, including the protection of our intellectual property.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to be significant as we, among other things, continue to commercialize Ocaliva for PBC, develop and seek and maintain regulatory approvals for OCA for liver fibrosis due to NASH and other indications, and build out the infrastructure in the United States and internationally necessary to support our product development and commercialization efforts. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC, such as NASH. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA.

As part of our product development activities, we anticipate that we will continue our Phase 4 COBALT trial of Ocaliva for PBC. We also expect to continue our Phase 3 clinical program of OCA for liver fibrosis due to NASH, including our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes for verification and description of clinical benefit and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. We intend to evaluate the efficacy, safety and tolerability of bezafibrate in combination with OCA in patients with PBC in a Phase 2 study and to continue to develop OCA and our other existing product candidates, alone or in combination, for non-viral liver diseases. Our overall development program for OCA for liver fibrosis due to NASH is expected to include a number of trials, including clinical trials required to file for approval of OCA for liver fibrosis due to NASH and to confirm clinical benefit. Our expenses could increase if we are required by the FDA or the EMA to perform studies or trials in addition to those currently expected, if our current trials are modified for any reason, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

In addition, we have incurred and anticipate that we will continue to incur significant research and development, product sales, marketing, manufacturing and distribution expenses relating to the commercialization of Ocaliva for PBC and OCA for liver fibrosis due to NASH, if approved. As part of our longer-term strategy, we anticipate that we will incur significant expenses in connection with our research and development efforts, the commercialization of our approved products other than Ocaliva for PBC and OCA for liver fibrosis due to NASH, if approved, and the build-out of our general and administrative infrastructure in the United States and abroad. We may also engage in business development activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses.

As of December 31, 2019, we had $657.4 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2020. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, launch preparation and commercialization activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months and the initial phase of the anticipated U.S. launch of OCA for liver fibrosis due to NASH, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including the regulatory approval of our NDA for NASH; any advisory committee recommendation that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and

●	the other risks and uncertainties identified under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other periodic filings filed with the SEC.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, our restated certificate of incorporation authorizes us to issue 45 million shares of common stock. Following the 2019 Public Offering and the 2019 Concurrent Private Placement, and after taking into account shares of common stock reserved for issuance upon the exercise of outstanding stock options, the vesting of outstanding restricted stock units (including performance restricted stock units) and the conversion of the Convertible Notes, together with shares of common stock available for future grants under our equity incentive plan, we have a limited number of remaining unreserved and authorized shares available for issuance, which could impact our ability to raise additional funds in the future. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Unless and until we generate sufficient cash flow from sales of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, we expect to finance our future cash needs through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements, or a combination of these sources. Additional funding may not be available to us on acceptable terms, if at all.

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

The commercialization of Ocaliva for PBC has been and will continue to be, and, if approved, the commercialization of OCA for liver fibrosis due to NASH will be, expensive and time-consuming, and we cannot be certain that we will be able to generate sufficient revenues from sales of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH in our target markets to offset such costs. Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;

●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including the regulatory approval of our NDA for NASH; any advisory committee recommendation that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; any determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;

●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other periodic filings filed with the SEC.

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

The development, testing, manufacture, packaging, labeling, storage, approval, promotion, advertising, distribution, marketing and export and import, among other things, of our products and product candidates are subject to extensive regulation by the FDA in the United States, the EMA in Europe and various regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of a NDA, from the FDA, or a MAA, from the EMA, respectively. Currently, our ability to generate product sales depends on the successful marketing of Ocaliva for PBC in the jurisdictions in which it has received regulatory approval. In the future, our ability to generate product sales in addition to those of Ocaliva for PBC will depend on whether we are successful in obtaining regulatory approval of our other product candidates, including OCA for liver fibrosis due to NASH.

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for Ocaliva for PBC based on a reduction in ALP; however, an improvement in survival or disease-related symptoms has not yet been established. Continued approval of Ocaliva for PBC in the United States is contingent upon the verification and description of clinical benefit in confirmatory trials and our satisfaction of our other post-marketing regulatory requirements. Our Phase 4 COBALT confirmatory outcomes trial may fail to show a clinical benefit for Ocaliva for PBC or may not satisfy applicable regulatory requirements for other reasons. As specified by the applicable post-marketing requirements, our COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. In addition, we have agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

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

Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is not guaranteed. Even after the submission of a NDA, the FDA may decide not to accept the submission for filing and review. Similarly, there may be delays in the EMA’s review process following the submission of a MAA, or the EMA may determine that the submission does not support approval. In addition, in June 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, in what is often referred to as “Brexit”. Because a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH and our other product candidates.

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

Prior to receiving regulatory approval, we must finalize the product label for each of our product candidates in each jurisdiction in which we seek regulatory approval. Even if our product is approved, the FDA, EMA or other applicable regulatory authority may limit the indications or uses for which our product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials, risk mitigation programs such as a REMS, monitoring or reporting as a condition of approval. Also, regulatory approval for our approved products may be withdrawn.

In addition, obtaining regulatory approval for the marketing of our product in one country does not ensure that we will be able to obtain regulatory approval for such product in any other country.

In order to obtain regulatory approval for OCA for indications other than PBC, we will need to complete a number of additional clinical trials and studies. For example, in connection with our Phase 3 clinical program of OCA for liver fibrosis due to NASH, we are currently conducting our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes for verification and description of clinical benefit and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. Our ability to obtain and maintain the regulatory approvals necessary to commercialize OCA for indications other than PBC, including NASH, will depend on our ability to successfully design, conduct and complete these trials, the efficacy, safety and risk-benefit profile of OCA demonstrated by such trials and our ability to prepare and submit complex regulatory filings in accordance with applicable regulatory requirements.

There can be no assurance that OCA will receive marketing approval for PBC in jurisdictions where it has not yet been approved or for NASH in any jurisdiction, or that any of our other product candidates will receive marketing approval for any indication in any jurisdiction. We cannot predict whether our clinical trials and studies for our product candidates, including OCA for PBC, NASH or any other indication, will be successful, whether regulatory authorities will agree with our conclusions relating to the clinical trials and studies we conduct, or whether such regulatory authorities will require us to conduct additional clinical trials or studies. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we filed a NDA in the United States and a MAA in Europe based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all. Our Phase 3 REGENERATE trial remains blinded after the interim analysis and will continue to follow patients until the occurrence of a pre-specified number of adverse clinical outcomes, including progression to cirrhosis, for verification and description of clinical benefit on a post-marketing basis, if approved.

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

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve a NDA. Furthermore, for full approval of a NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trials for a specific indication, such as our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis, may achieve their primary endpoints and are reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our product candidate on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, such as the NDA we submitted for liver fibrosis due to NASH that was accepted for review by the FDA in November 2019, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of the product candidate. In such a case, the FDA may issue a complete response letter that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider our application for approval. Any such requirements may be substantial, expensive and time-consuming, and there is no guarantee that we will continue to pursue such application or that the FDA will ultimately decide that any such application supports the approval of the product candidate. The FDA may also refer any regulatory application, and has referred our NDA for OCA for liver fibrosis due to NASH, to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions.

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct or complete a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, interim analysis results at 18 months in our Phase 3 REGENERATE trial were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing for verification and description of clinical benefit of OCA for liver fibrosis due to NASH. There can be no assurance that the clinical outcomes portion of our REGENERATE trial will confirm that the surrogate endpoint used as the basis of the regulatory submissions we have made or expect to make seeking approval of OCA for liver fibrosis due to NASH will eventually show an adequate correlation with clinical outcomes. In addition, as a condition of the accelerated approval of Ocaliva for PBC in the United States, we are required to conduct a clinical outcomes study with respect to Ocaliva for PBC. Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial for PBC in December 2014 prior to the approval of Ocaliva for PBC. The COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. There can be no assurance that our COBALT trial conducted as part of our post-marketing obligations will confirm that the surrogate endpoint used for accelerated approval of Ocaliva for PBC will eventually show an adequate correlation with clinical outcomes or that our clinical trial in PBC patients with moderate to severe hepatic impairment will be successful. If any such trial is delayed or fails, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

Our marketing authorization in the European Union for Ocaliva for the treatment of PBC is not a full approval. Instead, it is conditional on the conduct of certain post-approval studies. Our ability to maintain conditional marketing authorization of Ocaliva for PBC in the European Union is limited to specific circumstances and subject to several conditions and obligations that we may be unable to satisfy in whole or at all, including the completion of one or more clinical outcomes trials to confirm the clinical benefit of Ocaliva for PBC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (i) the risk-benefit balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) unmet medical needs will be fulfilled and (iv) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including obligations relating to the timely and successful completion of ongoing or new studies and the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. Although we have successfully renewed our conditional marketing authorization in the European Union in the past, there can be no assurance that we will be able to continue to do so in the future. Failure to renew our conditional marketing authorization would prevent us from continuing to market Ocaliva for PBC in Europe.

Our ongoing Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH incorporates an interim primary surrogate endpoint that may serve as the basis for accelerated approval in the United States and as the basis for a conditional approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA for liver fibrosis due to NASH are subject to similar risks as discussed above in relation to OCA for PBC. In the REGENERATE primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. In November 2018, the EMA issued draft regulatory guidance in which it presented its preliminary views with respect to various NASH clinical development matters, including with respect to potential surrogate endpoints, and requested comments thereon by August 2019. Although we did not reach agreement with the EMA on the definition and analysis of a surrogate endpoint prior to the readout of the 18-month analysis of the REGENERATE trial, we believe that the totality of the REGENERATE interim analysis data supports the MAA we filed with the EMA. However, the data that we have submitted to the EMA may not ultimately be found by the EMA to be sufficient for marketing approval. In June 2019, the FDA issued new draft guidance on the development of drugs for the treatment of NASH patients with compensated cirrhosis. Although we believe that, if successful, our Phase 3 REVERSE trial will support a regulatory submission seeking accelerated approval of OCA for liver fibrosis due to NASH with compensated cirrhosis in the U.S., we do not know if achievement of the primary endpoint will ultimately be found sufficient by the FDA for approval.

While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we have filed a NDA in the United States and a MAA in Europe for approval of OCA for liver fibrosis due to NASH based on the results from the 18-month interim analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for liver fibrosis due to NASH patients with liver fibrosis on an accelerated or conditional basis, or at all. In addition, although our NDA has been accepted by the FDA for review, there may be delays in the FDA’s review process or the FDA may determine that our submission does not support the approval of OCA for the treatment of NASH. Similarly, there may be delays in the EMA’s review process or the EMA may determine that our submission does not support the approval of OCA for the treatment of NASH. Before granting approval, the FDA and/or the EMA may also require that we continue our Phase 3 REGENERATE trial until completion to assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Our regulatory pathway for OCA for the treatment of NASH will depend upon our discussions with the FDA and the EMA. As a result, we may face difficulty in establishing an acceptable registration strategy with respect to our Phase 3 REGENERATE and REVERSE trials, as well as other trials we may conduct in other subpopulations of NASH patients.

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

Prior to any approval of OCA for liver fibrosis due to NASH or OCA for PBC in jurisdictions in which it is not currently approved or the approval of our other product candidates, the FDA, EMA or other applicable regulatory authorities may require additional preclinical studies and/or clinical trials, which may be expensive and time consuming to conduct and complete. Consequently, any such requirement that we conduct additional preclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we receive such approval, the relevant labeling may include restrictions, limitations and/or warnings that could impact the commercial success of OCA or our other product candidates in the applicable markets.

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

In addition, the design of clinical trials, including trial endpoints, protocols and statistical analysis plans, can determine whether such trials will support product approvals, and flaws in the design of such trials may not become apparent until such trials are well-advanced. We may be unable to design and execute clinical trials to support regulatory approval. Further, clinical trials of product candidates often reveal that it is not practical or feasible to continue development efforts. If OCA or our other product candidates are found to be unsafe or lack efficacy for any indication, we will not be able to obtain or maintain regulatory approval for them, and our prospects and business may be materially and adversely affected.

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

Although Ocaliva for PBC has received accelerated approval in the United States and conditional approval in the European Union, its full approval depends on the timely completion and results of post-marketing clinical trials, including our Phase 4 COBALT trial. We cannot assure you that these trials will demonstrate a correlation of the surrogate endpoint therapeutic response in patients taking Ocaliva for PBC with a significant reduction in adverse clinical outcomes over time.

In December 2014, we received comprehensive datasets from the Phase 2b FLINT trial for the treatment of NASH, which met its primary endpoint with statistical significance. In October 2015, we announced that the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our former collaborator, Sumitomo Dainippon, did not meet its primary endpoint with statistical significance. In the Sumitomo Dainippon trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA-treated patients compared to placebo who achieved the primary endpoint (p = 0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo. The Sumitomo Dainippon Phase 2 trial involved different doses of OCA being administered to the trial subjects than those utilized in the Phase 2b FLINT trial. Furthermore, the baseline characteristics between the patients in the Japanese Phase 2 dose ranging trial conducted by Sumitomo Dainippon were distinct in a number of ways from those of the Western patients included in the Phase 2b FLINT trial.

In February 2019, we announced topline results from the 18-month analysis of our pivotal Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we have filed a NDA in the United States and a MAA in Europe for approval of OCA for liver fibrosis due to NASH based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for liver fibrosis due to NASH patients with liver fibrosis on an accelerated or conditional basis, or at all. Additionally, interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. Our Phase 3 REGENERATE trial is ongoing through clinical outcomes for verification and description of clinical benefit of OCA for liver fibrosis due to NASH.

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

The most common side effects observed in clinical trials of OCA for PBC were pruritus, fatigue, headaches, nausea, constipation and diarrhea. In our Phase 3 POISE trial, pruritus, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment for PBC and was observed in 38% of patients on placebo, 70% of patients in the OCA 10 mg group and 56% of patients in the OCA titration group (5 mg to 10 mg). Eight patients discontinued due to pruritus, of whom none were in the placebo group, seven (10%) were in the OCA 10 mg group and one (1%) was in the OCA titration group. Pruritus also has been observed in other clinical trials of OCA. Decreases in high density lipoprotein HDL cholesterol were also observed during treatment in our Phase 3 POISE trial. In our Phase 2 trials for OCA for PBC, a dose-response relationship was observed in the occurrence of liver-related adverse reactions, including jaundice, ascites and primary biliary cholangitis flare with dosages of OCA of 10 mg once daily to 50 mg once daily (up to 5-times the highest recommended dosage), as early as one month after starting treatment with OCA. The European label for Ocaliva also notes that elevations in alanine amino transferase and aspartate aminotransferase were observed in patients treated with OCA.

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

In the 18-month analysis of our pivotal Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, the safety population included 1,968 randomized patients who received at least one dose of investigational product (OCA or placebo) with exposures up to 37 months. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. The frequency of serious adverse events was similar across treatment groups (11% in placebo, 11% in OCA 10 mg and 14% in OCA 25 mg), and no serious adverse event occurred in > 1% of patients in any treatment group. There were 3 deaths in the study (2 in placebo: bone cancer and cardiac arrest and 1 in OCA 25 mg: glioblastoma) and none were considered related to treatment. The most common adverse event reported was dose-related pruritus (19% in placebo, 28% in OCA 10 mg and 51% in OCA 25 mg). The incidence of pruritus across all three treatment groups was highest in the first three months and decreased thereafter. The large majority of pruritus events were mild to moderate, with severe pruritus occurring in a small number of patients (< 1% in placebo, < 1% in OCA 10 mg and 5% in OCA 25 mg). A higher incidence of pruritus-associated treatment discontinuation was observed for OCA 25 mg (< 1% in placebo, < 1% in OCA 10 mg and 9% in OCA 25 mg). According to the clinical study protocol, investigator assessed severe pruritus mandated treatment discontinuation. Consistent with observations from previous NASH studies, OCA treatment was associated with an increase in low density lipoprotein (“LDL”) cholesterol, with a peak increase of 22.6 mg/dL at 4 weeks and subsequently reversing and approaching baseline at month 18 (4.0 mg/dL increase from baseline). Triglycerides rapidly and continually decreased in the OCA treatment groups through month 18. There were few and varied serious cardiovascular events and incidence was balanced across the three treatment groups (2% in placebo, 1% in OCA 10 mg and 2% in OCA 25 mg). In patients with type 2 diabetes, OCA treatment was associated with an early transient increase in fasting glucose and hemoglobin A1c with return to levels similar to placebo by month 6. No clinically meaningful changes were noted in non-diabetic patients.

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

Furthermore, the Phase 2 dose ranging trial of OCA in 200 adult NASH patients in Japan conducted by our former collaborator, Sumitomo Dainippon, did not meet statistical significance for the primary endpoint. The primary endpoint in the Sumitomo Dainippon trial was histologic improvement defined as at least a two-point improvement in the nonalcoholic fatty liver disease activity score with no worsening of fibrosis. In this trial, there was a dose dependent, although not statistically significant, increase in the percentage of OCA-treated patients compared to placebo who achieved the primary endpoint (p = 0.053). In addition, no difference was seen in fibrosis improvement in the OCA groups compared to placebo.

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

In January 2015, we received breakthrough therapy designation for OCA for the treatment of NASH patients with fibrosis. However, there is no guarantee that the receipt of breakthrough therapy designation will result in a faster development process, review or approval of OCA for liver fibrosis due to NASH or increase the likelihood that OCA will be granted marketing approval for NASH patients with fibrosis. Similarly, any future breakthrough therapy designation relating to any other potential indication of OCA or our other product candidates will neither guarantee a faster development process, review or approval nor improve the likelihood of the grant of marketing approval by the FDA compared to conventional FDA procedures. In addition, the FDA may withdraw any breakthrough therapy designation at any time. While we may seek breakthrough therapy designation for one or more of our product candidates in the future, we can give no assurance that the FDA will grant such status.

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

We rely entirely on third parties for the manufacture of our product requirements for our preclinical studies and clinical trials, as well as our commercial supply of Ocaliva and, if approved, OCA for liver fibrosis due to NASH and our other product candidates, and also depend on third-party vendors and CROs for certain of our clinical trial and product development activities. Our business could be harmed if our third-party manufacturers fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices, or if our third-party vendors or CROs assisting us with our clinical trials and product development activities fail to comply with their contractual commitments or applicable regulatory obligations or if we lose our relationships with our third-party vendors and CROs.

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

We currently have an agreement with PharmaZell GmbH for the manufacture and commercial supply of API for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH, but expect to shift our longer-term API supply requirements to other suppliers. While we have procured supplies of API for the commercialization of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH that we believe will be sufficient to meet our requirements during the initial stages of the NASH launch following the expected approval, we may not be able to procure sufficient supplies of API on an ongoing basis. To address this concern, we have qualified an additional API supplier from which we may currently acquire API on a purchase order basis and continue to engage in activities intended to ensure that our long-term commercial supply requirements are satisfied. Despite these efforts, we may not be able to meet our long-term commercial supply requirements of API for the manufacture of Ocaliva or, if approved, OCA for liver fibrosis due to NASH or other indications on acceptable terms, or at all. We do not have agreements for long-term supplies of any of our product candidates other than OCA. We currently obtain supplies and services relating to our other product candidates from our third-party contract manufacturers on a purchase order basis.

The facilities used by any contract manufacturer to manufacture OCA or any of our other product candidates are subject to inspection by the FDA and regulators in other jurisdictions. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products, including Ocaliva. If our manufacturers are unable to meet our requirements in accordance with our product specifications and applicable current Good Manufacturing Practices (“cGMP”) requirements, our products or product candidates will not be approved or, if already approved, may be subject to recall.

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

Any of these factors could disrupt the supply of our product candidates or approved products, cause us to incur higher costs, delay the approval of our product candidates or prevent or disrupt the commercialization of our approved products. Furthermore, if any of our product candidates, including OCA for liver fibrosis due to NASH, are approved and our contract manufacturers fail to deliver the required commercial quantities of API or finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for such product candidate following its approval and could lose potential revenue. It may take several years to establish an alternative long-term source of supply and to have any such new source approved by the regulatory authorities that regulate our products in the United States, Europe and our other target markets.

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

We must comply with environmental, health and safety laws and regulations.

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

We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, could have a material adverse impact on our ability to commercialize such products.

The availability and extent of coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products are key factors that will affect our future commercial prospects. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. Sales of our products depend and will depend substantially, both domestically and internationally, on the extent to which their cost will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Accordingly, the coverage and reimbursement decisions of such governmental and private healthcare payors could reduce the demand for, or the price paid for, our products. If these payors do not consider our products to be cost-effective alone, or relative to other approved therapies, they may not cover our products or, if they do, they may apply utilization management restrictions, high patient cost-sharing obligations, or restrict the level of reimbursement.

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

We do not know if Ocaliva for PBC will obtain and maintain broad acceptance from third-party payors in the jurisdictions in which it is, or may in the future be, approved. In addition, we do not know if OCA for liver fibrosis due to NASH will obtain and maintain broad acceptance from third-party payors, if approved. The coverage determination process is a time-consuming and costly process that requires us to provide scientific and clinical support for the use of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH to each payor separately, with no assurance that coverage will be obtained or maintained. The market for a drug depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Third-party payors may refuse to include a particular drug in their formularies or restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which the branded drug is approved. Due to there being no uniform policy of coverage and reimbursement in the United States among commercial payors, coverage and reimbursement for pharmaceutical products may differ significantly from payor to payor. If we are unable to obtain and maintain adequate coverage from third-party payors, the adoption of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH by physicians and patients may be limited. This in turn could affect our ability to successfully commercialize Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH and have a material adverse impact our profitability, results of operations, financial condition and future success.

We cannot be certain that we will be able to obtain and maintain adequate coverage, pricing and reimbursement for our products, including Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any. If coverage or reimbursement is not available or is available on a limited basis, or if we are unable to obtain and maintain adequate pricing, we may not be able to successfully commercialize Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States. Among other things, the purpose of the ACA was to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases each year, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including recent tax legislation that removed the financial penalties for people who do not carry health insurance and an Executive Order signed in October 2017 by President Trump directing federal agencies to modify how the ACA is implemented. There is still uncertainty whether the ACA will undergo additional revisions, and we cannot predict the impact of any future modifications. Further, in December 2018, a federal district court in Texas ruled that the entire ACA was unconstitutional because it could not be considered an exercise of Congressional taxing authority following the repeal of the individual mandate penalties. In December 2019, a federal court of appeals upheld the district court's decision that the ACA individual mandate was unconstitutional absent financial penalties, but remanded the case back to the district court to determine whether the remaining provisions of the ACA were nonetheless valid. We cannot predict the outcome of this, or any other, litigation regarding the ACA or the impact it may have on our business.

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of Ocaliva and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes considered by the Trump administration and the United States Congress. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. We cannot predict the success or impact of any such current or future federal or state legislative efforts.

Ocaliva and our other future approved products, if any, may not achieve broad market acceptance among physicians, patients and healthcare payors, and revenues generated from their sales may be limited as a result.

The commercial success of Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, will depend upon their acceptance among the medical community, including physicians, healthcare payors and patients. In order for Ocaliva to be commercially successful for PBC, we need to demonstrate its utility as a cost-effective treatment for PBC patients who have an inadequate response to UDCA or who are unable to tolerate UDCA. Ocaliva also must be shown to be a safe and tolerable treatment in a commercial use setting as it is intended to be a lifetime therapy for patients eligible for treatment. We cannot be certain that Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, will achieve an adequate level of acceptance among the medical community, including physicians, healthcare payors and patients.

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

In addition, the potential market opportunity for Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, is difficult to precisely estimate. For example, our estimates of the potential market opportunity for Ocaliva for PBC include a number of key assumptions related to prevalence rates, patients’ access to healthcare, diagnosis rates and patients’ response to or tolerance of Ocaliva, which are based on available literature and epidemiology research in PBC, our industry knowledge gained through market research and other methods, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions prove to be inaccurate, then the actual market for Ocaliva for PBC could be smaller than our estimates of our potential market opportunity. If the actual market opportunity for Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, is smaller than we expect, our product revenue may be limited and our financial condition and results of operations may be materially and adversely affected.

If Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, do not achieve an adequate level of acceptance among the medical community, including physicians, healthcare payors and patients, sufficient revenue may not be generated from these products and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, may require significant resources and may never be successful.

We have limited sales, marketing and distribution experience and we will need to continue to invest in significant additional resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.

We have limited sales, marketing and distribution experience as a commercial organization. Ocaliva is our first approved product and the commercial launch of Ocaliva for PBC is our first product launch. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization, a contract sales organization and third-party distributors depending on the jurisdiction. We are developing our commercialization strategy for OCA for liver fibrosis due to NASH, if approved, and have not yet decided on our commercialization strategy for OCA for other indications or for our other product candidates, in each case, if approved. To develop internal sales, distribution and marketing capabilities, we have invested and expect to continue to invest significant additional amounts of financial and management resources.

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

Physicians are permitted to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies are not permitted to promote drugs in a manner inconsistent with applicable regulatory guidance. The FDA, the U.S. Department of Justice (“DOJ”) and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting the improper promotion of approved products, as well as the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. A significant number of pharmaceutical companies have received inquiries or been the subject of investigations by various governmental authorities in the United States and abroad. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion, as well as promotion that is determined to be false or misleading, even if related to approved indications.

While we have implemented a corporate compliance program based on what we believe are current best practices, we cannot provide any assurance that governmental authorities, including the DOJ, SEC or FDA, will find that our business practices comply with all current or future administrative or judicial interpretations of potentially applicable laws and regulations. In addition, government and regulatory agencies may hold us responsible for any actions by our sales representatives or sales organizations, including our contract sales organization, to the extent that they do not comply with applicable laws and regulations. If we or our contract sales organization fail to comply with any of these laws and regulations, we could be subject to a range of penalties, including the issuance of an untitled letter, a warning letter, injunction, seizure, criminal and significant civil penalties, fines, damages, disgorgement, curtailment or restructuring of our operations, exclusion, disqualification or debarment from participation in federally- or state-funded healthcare programs or other sanctions or litigation, any of which could have a material adverse impact on our business, financial condition and results of operations.

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

Finally, we must offer discounted pricing or rebates on Ocaliva and our future approved products, if any, under various federal and state healthcare programs, and report specific prices to government agencies under healthcare programs. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to significant penalties.

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

Our collaborators may fail to develop our product candidates or effectively commercialize our products for a variety of reasons, including a lack of sufficient resources, a decision not to devote the necessary resources due to internal constraints, such as limited cash or human resources, a change in strategic focus or a failure to obtain the necessary regulatory approvals.

If we are unable to enter into new arrangements or maintain such arrangements on acceptable terms, or at all, we may be unable to effectively market and sell our products in certain of our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration and similar arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we collaborate with a third party for development and commercialization of a product candidate or approved product, we expect to relinquish some or all of the control over the future success of that product candidate or approved product to the third party. Our collaboration partner may not devote sufficient resources to development or commercialization or may otherwise fail in their development or commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators, we may incur increased costs and we may be forced to limit the number of products or product candidates we can commercially develop or the territories in which we can commercialize them. If we fail to achieve successful collaborations, our operating results and financial condition could be materially and adversely affected.

If we fail to develop OCA for additional indications such as NASH, our commercial opportunity will be limited.

To date, we have focused the majority of our development efforts on the development of OCA. One of our strategies is to pursue clinical development of OCA for liver fibrosis due to NASH and other progressive non-viral liver diseases, to the extent that we have sufficient funding to do so.

PBC is an orphan disease and the potential market size for Ocaliva for PBC is relatively limited. Furthermore, because a significant proportion of PBC patients do not exhibit any symptoms at the time of diagnosis, PBC may be left undiagnosed for a significant period of time. Due to these factors, our ability to grow revenues will be dependent on our ability to increase market share and successfully develop and commercialize OCA for the treatment of additional indications. In particular, we believe that our future success will depend in large part on the results of our development of OCA for the treatment of NASH. Although NASH is believed to be one of the most prevalent chronic liver diseases worldwide, NASH may be left undiagnosed in patients for a long period of time and a definitive diagnosis of NASH is often based on a histological assessment of a liver biopsy, which impacts the ability to easily identify patients. Furthermore, even if we are successful in developing and obtaining marketing approval of OCA for the treatment of NASH, we may not be commercially successful.

The completion of development, securing of approval and commercialization of OCA for additional indications such as liver fibrosis due to NASH will require substantial additional funding, is subject to numerous risks and we may not be successful. We cannot provide you any assurance that we will be able to successfully advance any of these indications through the development process. Even if we receive regulatory approval to market OCA for the treatment of liver fibrosis due to NASH or any other additional indications, we cannot assure you that any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize OCA for liver fibrosis due to NASH or other additional indications, our commercial opportunity will be limited and our business prospects will suffer.

Risks Related to Our Business and Strategy

We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

We outsource and plan to continue to outsource substantial portions of our operations to third-party service providers, including CROs for certain of our clinical trial and product development activities, contract manufacturers for the production of API and finished drug product for our commercial sales and for our clinical trials and preclinical studies and a contract sales organization for the commercialization of Ocaliva in certain jurisdictions. We will likely also use the services of third-party vendors in connection with our future commercialization activities, including product sales, marketing and distribution. Our agreements with third-party service providers are typically on a study-by-study and/or project-by-project basis. Typically, we may terminate these agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, a number of third-party service providers that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. If these providers do not adhere to applicable governing practices and standards, the commercialization of Ocaliva and our other approved products, if any, and the development of OCA and our other product candidates could be delayed or stopped, which could severely harm our business and financial condition.

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

Some of the pharmaceutical and biotechnology companies that we may compete with include 3-V Biosciences, Inc., 89bio, Inc., Allergan plc, Acorda Therapeutics, Inc., Affimune Limited, Akcea Therapeutics, Inc., Akero Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Can-Fite BioPharma Ltd., Celgene Corporation, Cirius Therapeutics, Inc., Corcept Therapeutics Incorporated, Dr. Falk Pharma GmbH, Durect Corporation, Eli Lilly and Company, Enanta Pharmaceuticals, Inc., Forma Therapeutics, Inc. Galectin Therapeutics Inc., Galecto Biotech AB, Galmed Pharmaceuticals Ltd., Genfit SA, Genkyotex, Gilead Sciences, Inc., GlaxoSmithKline plc, GRI Bio, Inc., Hanmi Pharmaceutical Co., Ltd., HighTide Therapeutics Inc., Immuron Limited,

Inventiva, Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nash Pharmaceuticals Inc., NGM Biopharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Oramed Pharmaceuticals Inc., Pfizer Inc., Poxel SA, Second Genome, Inc., Sinew Pharma Inc., Theratechnologies, Inc., Viking Therapeutics, Inc., Yagrit International Ltd and Zydus Pharmaceuticals (USA) Inc. Ocaliva competes with UDCA (or ursodiol), a first-line therapy approved for the treatment of PBC that is available generically at a significantly lower cost than Ocaliva. Although we have a license to develop and commercialize bezafibrate in the United States, bezafibrate has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH outside of the United States. Genfit SA has an ongoing Phase 3 clinical trial of elafibranor, a dual PPAR alpha/delta agonist, in NASH. Genfit is also studying elafibranor for the treatment of PBC. Gilead Sciences, Inc. is studying firsocostat, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases and cilofexor, an FXR agonist, in NASH patients. Gilead Sciences, Inc. is also studying a number of compounds in other liver diseases including PBC. Allergan plc has an ongoing Phase 3 clinical trial of cenicriviroc, a dual CCR2 and CCR5 inhibitor, for the treatment of NASH.

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

We believe that our ability to successfully compete will depend on, among other things:

●	the results of our and our strategic collaborators’ clinical trials and preclinical studies;
●	our ability to recruit, enroll and retain patients for our clinical trials;
●	the efficacy, safety and tolerability of Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any;
●	the speed at which we develop our product candidates;
●	our ability to design and successfully execute appropriate clinical trials;
●	our ability to maintain productive relationships with regulatory authorities;
●	the timing and scope of regulatory approvals, if any;
●	our ability to commercialize and market Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any;
●	the price of our products;

●	our ability to obtain adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
●	our ability to protect our intellectual property rights related to our products;
●	our ability to manufacture and sell commercial quantities of Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, to the market; and
●	the acceptance of our products by physicians and other healthcare providers.

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

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization, a contract sales organization and third-party distributors depending on the jurisdiction. Our international operations and business relationships subject us to additional risks that may materially and adversely affect our business and ability to attain or sustain profitability, including:

●	the far-reaching anti-bribery and anti-corruption legislation in the United Kingdom, including the U.K. Bribery Act, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

●	compliance with complex import and export control laws;
●	restrictions on direct investments by foreign entities and trade restrictions;
●	differing regulatory requirements for drug approvals internationally and the inability to obtain necessary foreign regulatory, pricing or reimbursement approvals for our products in a timely manner, or at all;
●	uncertainty regarding the collectability of accounts receivable;
●	difficulties in staffing and managing international operations;
●	potentially reduced protection for our intellectual property rights;
●	potential third-party patent rights in countries outside of the United States;
●	the potential for so-called “parallel importing,” which is what occurs when a local seller opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;
●	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;
●	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including countries in Europe;

●	compliance with tax, employment, immigration and labor laws applicable to our employees working or traveling abroad;
●	taxes in other countries;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other transactional risks incident to doing business in foreign countries;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geo-political actions, including war and terrorism, global health emergencies, such as the recent coronavirus outbreak, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and
●	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

In June 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, in what is often referred to as Brexit. Negotiations for Brexit have caused political and economic uncertainty, including in the regulatory framework applicable to the operations of biotechnology and pharmaceutical companies, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, result in changes to, and uncertainty regarding the application and interpretation of, national and international laws and regulations and introduce other legal and regulatory complexities. For example, because a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH and our other product candidates. Such outcomes could make it more difficult and expensive for us to do business in Europe, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe. In addition, our ability to continue to conduct our international operations out of the United Kingdom, where the headquarters for our international operations is located, may be materially and adversely affected. While we have undertaken a number of Brexit-related contingency planning initiatives, the full potential financial, legal, regulatory and other implications of Brexit are uncertain and we cannot make any assurances regarding the extent to which our business may be adversely affected thereby.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personally identifiable information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our information security systems and those of our third party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information we collect or use in our business. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, personally identifiable information or other protected information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could prevent us from obtaining regulatory approval or delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and be subject to regulatory fines and penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

In the United States, numerous federal and state laws, including, without limitation, HIPAA state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information as well as consumer rights with regard to such information. For example, California recently passed the California Consumer Privacy Act of 2018, which became effective on January 1, 2020. Various foreign countries where we may process personal information also have, or are developing, privacy and data protection laws. Various foreign countries where we may process personal information also have, or are developing, laws governing the collection, use, disclosure and storage of personal information.

In July 2016, U.S. and European Commission officials adopted a new framework called the European Union-U.S. Privacy Shield to govern cross-border flows of personal information. We adopted the European Union-U.S. Privacy Shield and have certified to its requirements since October 2016. In May 2018, the General Data Protection Regulation (the “GDPR”) took effect in the European Union. The GDPR imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than previous European Union data protection legislation. The GDPR implemented a number of changes, including more onerous requirements on companies that process personal data of European Economic Area individuals. In addition, we do not know the extent of the impact that Brexit may have on our ability to transfer personal information between European Union member states and the United Kingdom and we may need to develop new mechanisms to permit for the transfer of this data. Implementation of the GDPR and other changes in privacy and data protection laws or regulations could require changes to certain of our business practices, thereby increasing our costs. While we are actively employing the European Union-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield as a means to legitimize the transfer of personal information from the European Union and Switzerland to the United States, and are engaging in activities to comply with the GDPR requirements, we may be unsuccessful in these efforts. In addition, if currently available mechanisms utilized for the transfer of personal information, such as the European Union-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield, are invalidated in litigation or otherwise, we may not be able to employ suitable mechanisms to continue such transfers and our ability to conduct our business may be materially impacted.

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. -There is a degree of uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies, such as cloud computing. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. As a result, our practices may not comply in the future with all such privacy and data protection laws. Varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business. A determination that we have violated any privacy or data protection laws could result in significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation. For example, administrative fines of up to the greater of €20 million and 4% of our global turnover may be imposed for breaches of the GDPR; we may also be liable should any individual who has suffered financial or non-financial damage arising our from our infringement of the GDPR exercise their right to receive compensation against us.

In addition, our marketing activities and the marketing activities of any third parties on which we rely are subject to various regulations, including privacy and data protection laws, consumer protection laws and competition laws. Such laws may impair our ability, or the ability of third parties on which we rely, to collect information. Such regulations may have a negative effect on businesses and may increase the potential civil liability and cost of operating our business.

We have significantly expanded our operations and plan to continue our expansion to support our future development strategy for OCA for indications other than PBC, including NASH. We may experience difficulties in managing our significant growth.

We have significantly expanded our operations, including the size of our employee base, and expect to continue to grow as we pursue our future development and commercialization strategy. As we advance our preclinical and clinical development programs for OCA and our other product candidates, seek regulatory approval in the United States and elsewhere and pursue our commercialization strategy, we may need to increase our product development, scientific, commercial and administrative headcount. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems may experience difficulty in adjusting to our growth and strategic focus.

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

We also have key advisors and consultants who assist us in operating our business. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us and such individuals typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may assist other companies that compete with us.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other stock-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings in different jurisdictions, the outcome of audits or other examinations by the U.S. Internal Revenue Service (the “IRS”) and tax regulators in other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets and changes to our ownership or capital structure.

In late 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which significantly changed U.S. Federal income tax law, including by implementing a reduction in the Federal corporate income tax rate to 21%, moving from a worldwide tax system towards a territorial system and imposing additional limitations on the deductibility of interest expense and executive compensation. The U.S. Treasury Department, the IRS, and other standard-setting bodies have been interpreting and issuing, and are expected to continue to interpret and issue guidance on how provisions of the TCJA will be applied or otherwise administered. As additional interpretation and guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

The impact on our effective income tax rate resulting from the above-mentioned factors and others may be significant and could adversely affect our results of operations.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products such as Ocaliva and product candidates such as OCA for liver fibrosis due to NASH, others may compete against us more directly, which could harm our business, possibly materially.

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies or from marketing products that are very similar or identical to ours.

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

Our primary composition of matter patent for OCA expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we applied for an extension of the patent term for this patent in the United States through 2027. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we applied for supplementary patent certification (“SPC”) to extend the patent term for this patent in the European Union through 2027. To date, we have received grants of SPC in Austria, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued composition of matter patents for OCA are expected to expire in 2022 at the earliest and 2036 at the latest if the appropriate maintenance, renewal, annuity, or other government fees are paid.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on our patents and patent applications are required to be paid to the USPTO and foreign patent offices in several stages over the lifetime of such patents and patent applications. In addition, the USPTO and foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We have implemented systems and engaged reputable third-party service providers to help ensure that we comply with such requirements on a timely basis, but inadvertent lapses may occur and there are situations in which noncompliance can result in abandonment or lapse of the relevant patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Any such event may impair our competitive position in the relevant jurisdiction and have a material adverse effect on our financial condition or results of operations.

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

Under Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. Because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, we report lower net income in our financial results, which could adversely affect the market price of our common stock and the market price of the Convertible Notes.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the factors that may result in wide fluctuations in the price of our common stock include any:

●	receipt of additional marketing authorizations for Ocaliva in our target markets or for our product candidates, including OCA for liver fibrosis due to NASH;
●	failure to successfully commercialize Ocaliva for PBC or our other approved products in the United States, Europe and our other target markets in which we have or may receive marketing authorization or our inability to maintain regulatory approval for Ocaliva or our other approved products in such markets;
●	issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	inability to obtain additional funding;
●	delay in filing an investigational new drug application, NDA, MAA or comparable submission for any of our product candidates, and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;

●	failure to successfully develop, obtain regulatory approval of and, if approved, commercialize OCA for indications other than PBC, such as liver fibrosis due to NASH, or any of our other product candidates;
●	potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates;
●	inability to obtain adequate product supply of Ocaliva, OCA for liver fibrosis due to NASH or any of our other product candidates or the inability to do so at acceptable prices;
●	results of clinical trials of our competitors’ products and product candidates;
●	regulatory actions with respect to our products or product candidates or our competitors’ products or product candidates;
●	changes in laws or regulations applicable to our products or product candidates;
●	failure to meet or exceed financial projections or guidance we may provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	competition from existing products or new products that may emerge;
●	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key management or scientific personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional financing efforts;
●	disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	sales of our common stock by us, our insiders or our other stockholders;
●	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements, or prevent system failures, data breaches or violations of data protection laws;
●	market conditions for biopharmaceutical stocks in general; and
●	general economic, industry and market conditions.

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

A significant number of shares of our common stock are held by a small number of stockholders, including Genextra. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock or the Convertible Notes. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. We have also registered the offer and sale of the shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares may be freely sold in the public market upon issuance.

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

We have significant net operating loss carryforwards (“NOLs”) for U.S. Federal, state and foreign income tax purposes. The enactment of the TCJA modified the ability of companies to utilize U.S. Federal NOLs arising in tax years beginning on or after January 1, 2018, by providing that such NOLs may be carried-forward indefinitely and used to offset up to 80 percent of taxable income in any given future year. Existing NOLs that arose in tax years beginning prior to January 1, 2018, were not affected by the TCJA and are generally eligible to be carried-forward for up to 20 years and used to fully offset taxable income in future years. If not utilized, our pre-2018 NOLs will expire for U.S. Federal income tax purposes between 2024 and 2037. We also have certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

In addition, our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code or applicable state and foreign tax law. The Section 382 limitations apply if an “ownership change” occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have evaluated whether one or more ownership changes under Section 382 have occurred since our inception and have determined that there have been at least two such changes. Although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to utilize these NOLs may be limited due to future ownership changes or for other reasons. As a result, we may not be able to take full advantage of our NOL carryforwards for U.S. Federal, state, and foreign income tax purposes.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters are located at 10 Hudson Yards in New York, New York, where we lease and occupy an aggregate of approximately 45,600 square feet of office space. The lease covering this property is currently scheduled to expire in March 2022.

Our research and development operations are based in San Diego, California, where we lease and occupy an aggregate of approximately 47,000 square feet of space. The lease covering this property is currently scheduled to expire in July 2020. We will lease and occupy approximately 34,000 square feet of office space in San Diego under a separate lease that is expected to commence in August 2020 and scheduled to expire 60 months from the commencement date.

We also lease and occupy approximately 8,600 square feet of office space in London, United Kingdom, which serves as the headquarters for our international operations. The lease covering this property is currently scheduled to expire in May 2024.

We believe that our existing facilities are adequate for our immediate needs and that, should it be needed, additional space can be leased to accommodate any future growth.

Item 3.   Legal Proceedings

For a description of our significant legal proceedings, see Note 16 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated by reference herein.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock trades on the Nasdaq Global Select Market under the symbol “ICPT”. As of December 31, 2019, there were 32,853,066 shares of our common stock issued and outstanding and approximately 256 stockholders of record. A significantly larger number of stockholders may hold their shares in “street name” through banks, brokers and other nominees. The number of stockholders of record does not include stockholders who hold their shares in “street name.”

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return for our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the Nasdaq Biotechnology Index, in each case, for the period from December 31, 2014 through December 31, 2019. The graph assumes an initial investment of $100 in our common stock at the closing price of $156.00 on December 31, 2014 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2014 and the reinvestment of dividends. The stock performance shown below is not intended to forecast or be indicative of the possible future performance of our common stock, and we do not make or endorse any predications as to future stockholder returns. The following stock performance information shall not be deemed to be “soliciting material,” “filed” with the U.S. Securities and Exchange Commission (the “SEC”), incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Cumulative Total Return
Among Intercept Pharmaceuticals, Inc., the Nasdaq Composite Index and

the Nasdaq Biotechnology Index

	December 31,
	2014	2015	2016	2017	2018	2019
$100 investment in stock or index
Intercept Pharmaceuticals, Inc.	$100.00	$95.74	$69.65	$37.45	$64.61	$79.44
Nasdaq Composite Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
Nasdaq Biotechnology Index	$100.00	$111.77	$87.91	$106.92	$97.45	$121.91

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended December 31, 2019.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

October 1, 2019 through October 31, 2019	2,689	$65.87	—	—
November 1, 2019 through November 30, 2019	1,656	$90.65	—	—
December 1, 2019 through December 31, 2019	80	$114.16	—	—
Total	4,425	$76.02	—	—
(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

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

The selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements and accompanying notes that are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product revenue, net	$249,570	$177,782	$129,175	$18,169	$—
Licensing revenue	2,432	2,022	1,781	6,782	2,782
Total revenues	252,002	179,804	130,956	24,951	2,782
Operating expenses:
Cost of sales	4,212	2,519	1,371	—	—
Selling, general and administrative	317,418	255,474	273,698	273,596	119,242
Research and development	242,799	207,301	191,499	153,893	112,696
Total operating expenses	564,429	465,294	466,568	427,489	231,938
Operating loss	(312,427)	(285,490)	(335,612)	(402,538)	(229,156)
Total other income (expense), net	(32,254)	(23,752)	(24,755)	(10,292)	2,727
Net loss	$(344,681)	$(309,242)	$(360,367)	$(412,830)	$(226,429)
Net loss per common and potential common share, basic and diluted	$(10.89)	$(10.86)	$(14.38)	$(16.74)	$(9.56)
Weighted average common and potential common shares outstanding, basic and diluted	31,654	28,464	25,054	24,663	23,694

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and investment debt securities	$657,347	$436,160	$414,917	$689,385	$628,055
Total assets	754,886	509,167	484,347	739,253	655,758
Accounts payable, accrued expenses and other liabilities	153,968	105,109	94,777	65,551	45,591
Long-term debt (1)	532,078	371,250	355,677	341,356	—
Accumulated deficit	(2,123,466)	(1,778,785)	(1,469,543)	(1,108,460)	(695,630)
Total stockholders’ equity	51,556	19,130	16,386	314,932	602,149
(1)

Reflects $690.0 million aggregate principal amount of Convertible Notes, less unamortized debt discounts and unamortized debt issuance costs as of December 31, 2019 and $460.0 million aggregate principal amount of 2023 Convertible Notes as of December 31, 2018, 2017 and 2016. See Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Convertible Notes.

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

Our lead product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis and adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing and will continue through clinical outcomes for verification and description of the clinical benefit of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a New Drug Application (“NDA”) to the FDA seeking accelerated approval of OCA for liver fibrosis due to NASH. In November 2019, the FDA accepted our NDA for filing and granted a priority review designation of OCA for liver fibrosis due to NASH. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA has set a target action date of June 26, 2020 for the completion of its review of our NDA, after giving effect to a 90 day extension of its initial target action date. The FDA has also notified us that it has tentatively scheduled an advisory committee meeting relating to our NDA for April 22, 2020. In December 2019, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) seeking conditional approval of OCA for liver fibrosis due to NASH. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process. In addition, we are conducting a number of other trials and studies in connection with our NASH development program, including our ongoing Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients randomized.

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA in other progressive non-viral liver diseases. We are studying OCA in combination with bezafibrate, a pan-peroxisome proliferator-activated receptor (“PPAR”) agonist, in patients with PBC and potentially may study such combination in other liver diseases. In addition, we have other compounds in early stages of research and development in our pipeline.

Capital Markets Activities During the Periods Under Review

In May 2019, we issued and sold (i) 2,760,000 shares of common stock in a registered public offering (including 360,000 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $83.50 per share (the “2019 Public Offering”) and (ii) 119,760 shares of common stock (the “2019 Private Placement Shares”) in a concurrent private placement of common stock (the “2019 Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), at a purchase price per share equivalent to the price to the public set in the 2019 Public Offering and pursuant to a securities purchase agreement (the “2019 Securities Purchase Agreement”) that the Company entered into with Samsara BioCapital, L.P. (“Samsara”), one of our existing stockholders. Pursuant to the 2019 Securities Purchase Agreement, we granted to Samsara certain registration rights requiring us, upon request of Samsara on or after July 9, 2019 and subject to certain terms and conditions, to register the resale by Samsara of its 2019 Private Placement Shares. Such registration rights expire upon the earlier of (i) May 8, 2020 and (ii) the date that all of the 2019 Private Placement Shares have been sold or can be sold publicly under Rule 144 of the Securities Act on a single day. We received net proceeds from the 2019 Public Offering and the 2019 Concurrent Private Placement of approximately $227.3 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $13.9 million.

In May 2019, we also issued and sold $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). We received net proceeds from the sale of the 2026 Convertible Notes of $223.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $6.6 million.

In April 2018, we issued and sold (i) 2,695,313 shares of common stock in a registered public offering (including 351,563 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $64.00 per share (the “2018 Public Offering”) and (ii) 1,562,500 shares of common stock (the “2018 Private Placement Shares”) in a concurrent private placement (the “2018 Concurrent Private Placement”) exempt from the registration requirements of the Securities Act, at a purchase price per share equivalent to the price to the public set in the 2018 Public Offering and pursuant to a securities purchase agreement (the “2018 Securities Purchase Agreement”) that we entered into with the purchasers in the 2018 Concurrent Private Placement (the “2018 Private Placement Purchasers”). Pursuant to the 2018 Securities Purchase Agreement, we granted to the 2018 Private Placement Purchasers certain registration rights which expired on April 4, 2019. We received net proceeds from the 2018 Public Offering and the 2018 Concurrent Private Placement of approximately $261.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $11.1 million.

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

We recognized net sales of Ocaliva of $249.6 million, $177.8 and $129.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019, we had achieved $6.0 million of development milestones under the Sumitomo Agreement.

For accounting purposes, the upfront payments were recorded as deferred revenue and amortized over time and milestone payments are recognized once earned. For the years ended December 31, 2019, 2018 and 2017, we recognized $2.4 million, $2.0 million and $1.8 million, respectively, in licensing revenue related to the amortization of the upfront payments under the Sumitomo Agreement. Included in licensing revenue for the year ended December 31, 2019 is $1.2 million related to the accelerated recognition of deferred revenue as a result of the agreement termination. Included in licensing revenue for the year ended December 31, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that we received under the Original Sumitomo Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea.

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative expenses as a result of, among other initiatives, the launch and commercialization of Ocaliva for PBC in the United States, Europe and our other target markets, the preparation for the potential commercialization of OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, and the build-out of our general and administrative infrastructure in the United States and abroad.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	(in thousands)
Revenue:
Product revenue, net	$249,570	$177,782
Licensing revenue	2,432	2,022
Total revenue	252,002	179,804

Operating expenses:
Cost of sales	4,212	2,519
Selling, general and administrative	317,418	255,474
Research and development	242,799	207,301
Total operating expenses	564,429	465,294

Other income (expense):
Interest expense	(41,144)	(30,523)
Other income, net	8,890	6,771
	(32,254)	(23,752)
Net loss	$(344,681)	$(309,242)

Revenues

Product revenue, net was $249.6 million and $177.8 million for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, product revenue, net was comprised of U.S. Ocaliva net sales of $187.5 million and $140.8 million, respectively, and ex-U.S. Ocaliva net sales of $62.1 million and $37.0 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the years ended December 31, 2019 and 2018, licensing revenue was $2.4 million and $2.0 million, respectively, in each case, related to the amortization of upfront payments under the Sumitomo Agreement.

Cost of sales

Cost of sales was $4.2 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively. Our cost of sales for the years ended December 31, 2019 and 2018 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $317.4 million and $255.5 million for the years ended December 31, 2019 and 2018, respectively. The $61.9 million net increase between periods was primarily driven by increases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $242.8 million and $207.3 million for the years ended December 31, 2019 and 2018, respectively. The $35.5 million net increase between periods was primarily driven by increases in OCA for liver fibrosis due to NASH development program expenses and costs associated with the preparation of the NASH NDA submission.

Interest expense

Interest expense was $41.1 million and $30.5 million for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, interest expense related to the 2026 Convertible Notes that we issued in May 2019 and the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”) that we issued in July 2016. For the year ended December 31, 2018, interest expense related only to the 2023 Convertible Notes.

Other income, net

Other income, net was $8.9 million and $6.8 million for the years ended December 31, 2019 and 2018, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the years ended December 31, 2019 and 2018, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $255.5 million and $273.7 million for the years ended December 31, 2018 and 2017, respectively. The $18.2 million net decrease between periods primarily reflects the inclusion in selling, general and administrative expenses for the year ended December 31, 2017 of $9.8 million of expenses incurred in connection with our termination in December 2017 of a lease agreement relating to office space at 55 Hudson Yards and $3.9 million of restructuring related charges.

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

Interest expense

Interest expense was $30.5 million and $29.3 million for the years ended December 31, 2018 and 2017, respectively, in each case, related to the 2023 Convertible Notes issued in July 2016.

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

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(236,613)	$(240,714)	$(265,402)
Investing activities	(188,988)	(48,070)	287,775
Financing activities	457,519	263,545	2,838
Effect of exchange rate changes	(386)	(1,526)	1,127
Net increase/(decrease) in cash, cash equivalents and restricted cash	$31,532	$(26,765)	$26,338

Operating Activities. Net cash used in operating activities of $236.6 million during the year ended December 31, 2019 was primarily a result of our $344.7 million net loss and a gain on lease termination of $2.0 million, partially offset by $56.0 million in stock-based compensation, a net increase in operating assets and liabilities of $19.3 million, $15.3 million for accretion of the discount on the 2023 Convertible Notes, $5.9 million for accretion of the discount on the 2026 Convertible Notes, $5.4 million for non-cash operating lease costs, $3.7 million of depreciation and $2.7 million for loss on the disposal of fixed assets.

Net cash used in operating activities of $240.7 million during the year ended December 31, 2018 was primarily a result of our $309.2 million net loss and a net decrease in operating assets and liabilities of $2.8 million, partially offset by $49.9 million in stock-based compensation, $14.0 million for accretion of the discount on the 2023 Convertible Notes, and $4.6 million of depreciation.

Net cash used in operating activities of $265.4 million during the year ended December 31, 2017 was primarily a result of our $360.4 million net loss, partially offset by a net increase in operating assets and liabilities of $14.6 million, $57.0 million in stock-based compensation, $12.9 million for accretion of the discount on the 2023 Convertible Notes, $4.6 million of depreciation and $3.4 million for amortization of investment premium.

Investing Activities. For the year ended December 31, 2019, net cash used in investing activities primarily reflects the purchases of investment debt securities of $603.0 million, partially offset by the sales of investment debt securities of $415.2 million.

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

Financing Activities. Net cash provided by financing activities in the year ended December 31, 2019 consisted primarily of net proceeds received from the 2019 Public Offering and 2019 Concurrent Private Placement in May 2019 of $227.3 million and net proceeds from the issuance of the 2026 Convertible Notes of $223.4 million.

Net cash provided by financing activities in the year ended December 31, 2018 consisted primarily of net proceeds of approximately $261.4 million from the 2018 Public Offering and 2018 Concurrent Private Placement in April 2018 and $2.2 million from the exercise of options to purchase common stock net of payments of employee withholding taxes related to stock-based awards.

Net cash provided by financing activities in the year ended December 31, 2017 consisted primarily of $2.8 million from the exercise of options to purchase common stock.

2019 Public Offerings and 2019 Concurrent Private Placement

In May 2019, we issued and sold an aggregate of 2,879,760 shares of common stock in the 2019 Public Offering and 2019 Concurrent Private Placement. We received net proceeds from the 2019 Public Offering and the 2019 Concurrent Private Placement of approximately $227.3 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $13.9 million.

2026 Convertible Notes

In May 2019, we issued and sold $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). We received net proceeds from the sale of the 2026 Convertible Notes of $223.4 million, after deducting underwriter discounts, commissions, and estimated offering expenses of approximately $6.6 million.

The 2026 Convertible Notes were issued pursuant to a Second Supplemental Indenture, dated as of May 14, 2019 (the “Second Supplemental Indenture”), which supplements the Indenture (the “Base Indenture”), as supplemented by a First Supplemental Indenture (the “First Supplemental Indenture” and collectively with the Base Indenture and the Second Supplemental Indenture, the “Indenture”), each dated as of July 6, 2016, by and between us and U.S. Bank National Association, as trustee. The 2026 Convertible Notes are senior unsecured obligations of ours, bear interest at a fixed rate of 2.00% per annum (payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2019) and will mature on May 15, 2026, unless earlier repurchased, redeemed or converted. The 2026 Convertible Notes are convertible at the option of holders, under certain circumstances and during certain periods, into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate of the 2026 Convertible Notes is 9.2123 shares of our common stock per $1,000 principal amount of 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $108.55 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2026 Convertible Notes in connection with such a corporate event in certain circumstances. If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their 2026 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if certain make-whole fundamental changes occur, we will, in certain circumstances, increase the conversion rate for any 2026 Convertible Notes converted in connection with such make-whole fundamental change. We may not redeem the 2026 Convertible Notes prior to May 20, 2023. We may redeem for cash all or any portion of the 2026 Convertible Notes, at our option, on or after May 20, 2023, under certain circumstances at a redemption price equal to 100% or the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Indenture provides for customary events of default.

2018 Public Offering and 2018 Concurrent Private Placement

In April 2018, we issued and sold an aggregate of 4,257,813 shares of common stock in the 2018 Public Offering and 2018 Concurrent Private Placement. We received net proceeds from the 2018 Public Offering and the 2018 Concurrent Private Placement of approximately $261.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $11.1 million.

Future Funding Requirements

As of December 31, 2019, we had $657.4 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2020. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH, our clinical development and pipeline programs and our other operating activities. Although we believe that our existing capital resources, together with our net sales will be sufficient to fund our anticipated operating requirements for the next twelve months and the initial phase of the anticipated U.S. launch of OCA for liver fibrosis due to NASH, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including the regulatory approval of our NDA for NASH; any advisory committee recommendation that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;

●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other periodic filings filed with the SEC.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, our restated certificate of incorporation authorizes us to issue 45 million shares of common stock. Following the 2019 Public Offering and the 2019 Concurrent Private Placement, and after taking into account shares of common stock reserved for issuance upon the exercise of outstanding stock options, the vesting of outstanding restricted stock units (including performance restricted stock units) and the conversion of the Convertible Notes, together with shares of common stock available for future grants under our equity incentive plan, we have a limited number of remaining unreserved and authorized shares available for issuance, which could impact our ability to raise additional funds in the future. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Contractual Obligations

Our contractual obligations as of December 31, 2019 consisted primarily of obligations under the Convertible Notes, purchase obligations entered into in the normal course of business and lease agreements. The following table summarizes our material contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future years:

	Payments Due By Period
					More than 5
	Total	Less than 1 year	1 - 3 years	3 - 5 years	years
Contractual Obligations:	(in thousands)
Operating leases (1)	$24,062	$8,489	$11,119	$3,731	$723
Convertible Notes (2)	786,600	19,550	39,100	491,625	236,325
Purchase obligations (3)	—	—	—	—	—
Total	$810,662	$28,039	$50,219	$495,356	$237,048
(1)	For a description of our material operating leases, see “Properties” above. The obligations represent payments for all operating leases, including short-term operating leases exempt under ASC Topic 842, Leases (“ASC 842”) and leases that have yet to commence. Operating expenses associated with our leased office buildings are not included in the table above.
(2)	Represents 2023 Convertible Notes and 2026 Convertible Notes (including future interest payments at a fixed rate of 3.25% and 2.00% per year, respectively).
(3)	We enter into contracts in the normal course of business with contract research organizations for our clinical trials, contract manufacturing organizations for the manufacture and supply of our clinical and commercial product needs and other vendors for other research and development and commercial activities, as well as services and products for operating purposes. Our agreements generally provide for termination with notice. Such agreements are cancelable contracts and are not included as purchase commitments.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

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

Trade Allowances

We provide invoice discounts on Ocaliva sales to certain of our customers for prompt payment and record these discounts as a reduction to gross product revenues. These discounts are based on contractual terms. Reserves for prompt payment discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.

Rebates and Discounts

We contract with the Centers for Medicare & Medicaid Services and other government agencies to make Ocaliva available to eligible patients. As a result, we estimate any rebates and discounts and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. Our estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs. These estimates are recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

Other Incentives

Other incentives that we offer to indirect customers include co-pay assistance cards provided by us for PBC patients who reside in states that permit co-pay assistance programs. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. We estimate the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations and are recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

Valuation of Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. We estimate the fair value of stock option awards using the Black-Scholes option pricing model on the date of the grant. The Black-Scholes option pricing model requires the use of assumptions, including with respect to stock price volatility, assumed dividend yield, the expected term of options and the risk-free interest rate, as described below:

• The expected volatility is estimated based on actual historical volatility information of our own ordinary shares.

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

Restricted stock unit awards and restricted stock awards without a market condition are valued based on the closing price of our common stock on the date of the grant. The fair value of time-based equity awards is recognized and amortized on a straight-line basis over the requisite service period of the award. We recognize stock-based compensation expense for options and other stock-based awards with performance conditions ratably over the performance period once the pre-defined performance-based criteria for vesting becomes probable. At the probable date, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period. Throughout the performance period, we re-assess the estimated performance and update the numbers of performance-based awards that we believe will ultimately vest. The performance level is measured to determine the ultimate level of shares that will vest upon the conclusion of the performance period. The fair value of awards with market conditions is estimated using the Monte Carlo simulation method and expense is recognized on a straight-line basis over the requisite service period of the award. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

We expect to continue to grant stock options and other stock-based awards and the impact of stock-based compensation may fluctuate in future periods due to changes in the value of our common stock, changes to our headcount and the number and value of awards granted.

Convertible Senior Notes

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. ASC Subtopic 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer’s option, such as the Convertible Notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. For additional information, see Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse.

We determine the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and to the extent future expectations change, we would have to assess the recoverability of our deferred assets at that time. At December 31, 2019 and 2018, we maintained a full valuation allowance on our deferred tax assets. At any one time our tax returns for numerous tax years are subject to examination by U.S. Federal, state, and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in our financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in our financial statements unless it is more likely than not to be sustained. At December 31, 2019 and 2018, we had no reserves for unrecognized tax benefits.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investment debt securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investment debt securities. If a 10% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We do not believe that our cash, cash equivalents and investment debt securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investment debt securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

We contract with CROs, investigational sites, suppliers, facilities, marketing firms and other vendors and suppliers in Europe and internationally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2019, 2018 or 2017.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of the information required by this item is incorporated by reference to our definitive proxy statement related to our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1. Index to Consolidated Financial Statements

2. Index to Consolidated Financial Statements

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

Exhibit Index

		Incorporated herein by reference
Exhibit Number	Exhibit Description	Form†	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, as amended	Form 10-Q	3.1	August 9, 2016

3.2	Restated Bylaws	Form 8-K	3.1	February 17, 2016

4.1	Form of Common Stock Certificate	Form S-8(1)	4.3	November 7, 2012

4.2	Indenture, dated as of July 6, 2016, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.1	July 6, 2016

4.3	First Supplemental Indenture (including the Form of Note), dated as of July 6, 2016, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.2	July 6, 2016

4.4	Form of Senior Indenture	Form S-3(2)	4.1	May 10, 2017

4.5	Form of Subordinated Indenture	Form S-3(2)	4.2	May 10, 2017

4.6	Form of Senior Note	Form S-3(2)	4.3	May 10, 2017

4.7	Form of Subordinated Note	Form S-3(2)	4.4	May 10, 2017

4.8	Securities Purchase Agreement, dated April 4, 2018, between the Registrant and the purchasers named therein	Form 8-K	10.1	April 10, 2018

4.9	Securities Purchase Agreement, dated May 8, 2019, between the Registrant and the purchasers named therein	Form 8-K	10.1	May 14, 2019

4.10	Second Supplemental Indenture (including the Form of Note), dated as of May 14, 2019, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.2	May 14, 2019

4.11*	Description of Securities of the Registrant

10.1#	Intercept Pharmaceuticals, Inc. 2012 Equity Incentive Plan	Form S-1/A(3)	10.2.1	September 27, 2012

10.2#	Form of Stock Option Grant Notice and Agreement for Directors	Form S-1/A(3)	10.2.2	September 27, 2012

10.3*	Form of Stock Option Grant Notice and Agreement for Employees and Consultants

10.4#	Form of Restricted Stock Unit Award Grant Notice and Agreement for Directors	Form S-1/A(3)	10.2.4	September 27, 2012

10.5*	Form of Restricted Stock Unit Award Grant Notice and Agreement for Employees and Consultants

10.6#	Form of Restricted Stock Award Grant Notice and Agreement for Directors	Form 10-Q	10.3	May 9, 2014

10.7#	Form of Restricted Stock Award Grant Notice and Agreement for Employees and Consultants	Form 10-Q	10.4	May 9, 2014

10.8*	Form of Performance Stock Unit Grant Notice and Agreement

10.9#	Form of Performance Share Grant Notice and Agreement	Form 10-Q	10.6	May 10, 2018

10.10#	Amended and Restated Employment Agreement, effective May 14, 2013, between the Registrant and Mark Pruzanski	Form 10-Q	10.5	May 14, 2013

10.11#	Employment Agreement, effective May 3, 2016, between the Registrant and Sandip S. Kapadia	Form 10-Q	10.1.1	August 9, 2016

10.12#	Employment Agreement, effective February 15, 2017, between the Registrant and Jerome B. Durso	Form 10-Q	10.1	May 10, 2017

10.13#	Employment Agreement, effective April 14, 2017, between the Registrant and David Ford	Form 10-Q	10.1	August 3, 2017

10.14#	Amended and Restated Employment Agreement, effective as of November 27, 2017, between the Registrant and David Shapiro	Form 8-K	10.2	December 1, 2017

10.15#	Employment Agreement, effective January 22, 2018, between the Registrant and Ryan Sullivan	Form 10-Q	10.1	August 8, 2019

10.16#	Employment Agreement, effective February 6, 2018, between the Registrant and Gail Cawkwell	Form 10-Q	10.2	August 8, 2019

10.17*	Employment Agreement, effective November 19, 2019, between the Registrant and Jason Campagna

10.18#	Form of Indemnification Agreement for directors and executive officers of the Registrant	Form S-1(3)	10.7	September 4, 2012
10.19	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and Royal Bank of Canada	Form 8-K	10.1	July 6, 2016
10.20	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and UBS AG, London Branch	Form 8-K	10.3	July 6, 2016
10.21	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and Credit Suisse Capital LLC	Form 8-K	10.5	July 6, 2016

10.22	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and Royal Bank of Canada	Form 8-K	10.2	July 6, 2016

10.23	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and UBS AG, London Branch	Form 8-K	10.4	July 6, 2016

10.24	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and Credit Suisse Capital LLC	Form 8-K	10.6	July 6, 2016

10.25	Lease Agreement between The Irvine Company LLC and the Registrant, dated May 1, 2014	Form 8-K	10.1	May 7, 2014

10.26	Second Amendment to Lease, dated as of July 19, 2016, between the Registrant and Irvine Eastgate Office II LLC	Form 10-Q	10.7	November 9, 2016

10.27	Third Amendment to Lease, dated as of June 21, 2018, between the Registrant and Irvine Eastgate Office II LLC	Form 10-Q	10.1	August 7, 2018

10.28	Fourth Amendment to Lease, dated as of October 30, 2018, between the Registrant and Irvine Eastgate Office II LLC	Form 10-Q	10.1	November 1, 2018

10.29	Underlease between the Registrant, Intercept Pharma Europe Ltd. and Performing Right Society, Ltd., dated January 22, 2016	Form 10-K	10.12	February 29, 2016

10.30	Lease Agreement, dated December 7, 2016, between the Registrant and Legacy Yards Tenant LP	Form 10-K	10.17	March 1, 2017

10.31	First Amendment to Lease Agreement, dated June 27, 2017, between the Registrant and Legacy Yards Tenant LP	Form 10-Q	10.1	November 6, 2017

10.32	Second Amendment to Lease, dated June 22, 2018, between the Registrant and Legacy Yards Tenant LP	Form 10-Q	10.2	August 7, 2018

10.33	Third Amendment to Lease, dated November 1, 2019, between the Registrant and Legacy Yards Tenant LP	Form 10-Q	10.1	November 5, 2019

10.34	Termination of Lease, dated December 31, 2017, between the Registrant and One Hudson Yards Owner LLC	Form 10-K	10.21	February 28, 2018

10.35+	Commercial Manufacturing and Supply Agreement, dated August 12, 2016, between the Registrant and PharmaZell GMBH	Form 10-Q	10.8	November 9, 2016

10.36+	Amendment #1 to Manufacturing and Supply Agreement, dated December 12, 2017, between the Registrant and PharmaZell GMBH	Form 10-K	10.2.1	February 28, 2018

10.37+	Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form S-1/A(3)	10.10	September 27, 2012

10.38	Amendment No. 1, dated June 8, 2011, to that certain Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-Q	10.1	May 10, 2018

10.39	Amendment No. 2, dated September 16, 2011, to that certain Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-Q	10.2	May 10, 2018

10.40+	Amendment No. 3, dated February 13, 2018, to that certain Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-Q	10.3	May 10, 2018

10.41*	Letter Agreement, dated October 25, 2019, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32*(4)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statement of Comprehensive Loss for the Years Ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

+	Confidential treatment has been received with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission (“SEC”).

#	Indicates a management contract or compensatory plan or arrangement.

†	Unless otherwise specified, the File No. is 001-35668.

(1)	Registration Statement on Form S-8 filed by the Registrant, Registration No. 333-184810.

(2)	Registration Statement on Form S-1 filed by the Registrant, Registration No. 333-217861.

(3)	Registration Statement on Form S-1 filed by the Registrant, Registration No. 333-183706.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: February 25, 2020	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2020	By:	/s/ Sandip Kapadia
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2020.

Signature	Title

/s/ Mark Pruzanski, M.D.	President, Chief Executive Officer and Director
Mark Pruzanski, M.D.	(Principal Executive Officer)

/s/ Sandip Kapadia	Chief Financial Officer and Treasurer
Sandip Kapadia	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paolo Fundarò	Chairman of the Board of Directors
Paolo Fundarò

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director
Srinivas Akkaraju, M.D., Ph.D.

/s/ Luca Benatti, Ph.D.	Director
Luca Benatti, Ph.D.

/s/ Daniel Bradbury	Director
Daniel Bradbury

/s/ Keith Gottesdiener, M.D.	Director
Keith Gottesdiener, M.D.

/s/ Nancy Miller-Rich	Director
Nancy Miller-Rich

/s/ Gino Santini	Director
Gino Santini

/s/ Glenn Sblendorio	Director
Glenn Sblendorio

/s/ Daniel Welch	Director
Daniel Welch

INTERCEPT PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Intercept Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of certain assumptions impacting rebates and discounts, and other incentives accruals

As described in Notes 2 and 8 to the consolidated financial statements, the Company records net product revenue by deducting various rebates and discounts, and other incentives. The rebates and discounts are related to contracts with the Center for Medicare & Medicaid Services and other government programs, and other incentives are offers to certain indirect customers that include co-pay assistant cards provided by the Company for patients who reside in states that permit co-pay assistance programs. The rebates and discounts, and other incentives are estimated and accrued with a corresponding reduction of gross product revenues when revenue is recognized. As of December 31, 2019, the Company had a $22.0 million balance in rebates and discounts, and other incentives accruals, which are recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

We identified the evaluation of the rebates and discounts, and other incentives accruals, as a critical audit matter because evaluating the Company’s assumptions involved especially challenging auditor judgment. Rebates and discounts are based on assumptions developed using historical experience including actual payments and redemptions, regulations, specific terms in individual agreements, product pricing, channels, and pipeline units. For other incentives, a key assumption is the estimation of co-pay assistance provided to eligible patients based on redemption information provided by third-party claims processing organizations.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s rebates and discounts, and other incentives accrual process, including controls related to the key assumptions used in the Company’s estimation of its rebates and discounts, and other incentives. We evaluated the Company’s ability to estimate rebates and discounts, and other incentives by comparing the previously recorded accruals to the actual amounts that were settled and ultimately paid by the Company. We compared the Company’s key assumptions to the Company’s internal accruals using historical experience including actual payments and redemptions, regulations, specific terms in individual agreements, product pricing, channels, and pipeline units. We performed a sensitivity analysis using independently-developed assumptions utilizing third-party information and the historical trend of actual rebate claims paid and compared them to the Company’s accruals.

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
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Intercept Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Intercept Pharmaceuticals, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 25, 2020

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2019	2018
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$70,055	$43,248
Restricted cash	4,725	—
Investment debt securities, available-for-sale	582,567	392,912
Accounts receivable	38,044	25,694
Prepaid expenses and other current assets	25,924	20,571
Total current assets	721,315	482,425
Fixed assets, net	5,202	10,411
Inventory	8,462	7,108
Security deposits	6,661	9,223
Other assets	13,246	—
Total assets	$754,886	$509,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$153,968	$105,109
Short-term interest payable	8,037	7,475
Short-term portion of deferred revenue	—	1,621
Total current liabilities	162,005	114,205
Long-term liabilities:
Long-term debt	532,078	371,250
Long-term other liabilities	9,247	3,771
Long-term portion of deferred revenue	—	811
Total liabilities	$703,330	$490,037
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock par value $0.001 per share; 45,000,000 shares authorized; 32,853,066 and 29,693,876 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	33	30
Additional paid-in capital	2,176,133	1,800,144
Accumulated other comprehensive loss, net	(1,144)	(2,259)
Accumulated deficit	(2,123,466)	(1,778,785)
Total stockholders’ equity	51,556	19,130
Total liabilities and stockholders’ equity	$754,886	$509,167

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Revenue:
Product revenue, net	$249,570	$177,782	$129,175
Licensing revenue	2,432	2,022	1,781
Total revenue	252,002	179,804	130,956
Operating expenses:
Cost of sales	4,212	2,519	1,371
Selling, general and administrative	317,418	255,474	273,698
Research and development	242,799	207,301	191,499
Total operating expenses	564,429	465,294	466,568
Operating loss	(312,427)	(285,490)	(335,612)
Other income (expense):
Interest expense	(41,144)	(30,523)	(29,271)
Other income, net	8,890	6,771	4,516
	(32,254)	(23,752)	(24,755)
Net loss	$(344,681)	$(309,242)	$(360,367)
Net loss per common and potential common share:
Basic and diluted	$(10.89)	$(10.86)	$(14.38)
Weighted average common and potential common shares outstanding:
Basic and diluted	31,654	28,464	25,054

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(344,681)	$(309,242)	$(360,367)
Other comprehensive income (loss):
Net changes related to available-for-sale investment debt securities:
Unrealized gains on investment debt securities	1,509	88	791
Reclassification adjustment for realized gains on investment debt securities included in other income, net	(8)	(8)	—
Net unrealized gains on investment debt securities	$1,501	$80	$791
Foreign currency translation gains (losses)	(379)	(1,553)	1,225
Other comprehensive income (loss)	1,122	(1,473)	2,016
Comprehensive loss	$(343,559)	$(310,715)	$(358,351)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2016	24,820	$25	$1,426,168	$(2,801)	$(1,108,460)	$314,932
Stock-based compensation	—	—	56,968	—	—	56,968
Net proceeds from exercise of stock options	353	—	2,838	—	—	2,838
Other comprehensive income	—	—	716	2,015	(716)	2,015
Net loss	—	—	—	—	(360,367)	(360,367)
Balance - December 31, 2017	25,173	$25	$1,486,690	$(786)	$(1,469,543)	$16,386
Stock-based compensation	—	—	49,914	—	—	49,914
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	4,258	5	261,357	—	—	261,362
Net proceeds from exercise of stock options	263	—	4,363	—	—	4,363
Employee withholding taxes related to stock-based awards	—	—	(2,180)	—	—	(2,180)
Other comprehensive loss	—	—	—	(1,473)	—	(1,473)
Net loss	—	—	—	—	(309,242)	(309,242)
Balance - December 31, 2018	29,694	$30	$1,800,144	$(2,259)	$(1,778,785)	$19,130
Stock-based compensation	—	—	55,982	—	—	55,982
Recognition of debt discount on 2026 Convertible Notes	—	—	85,915	—	—	85,915
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	2,880	3	227,257	—	—	227,260
Net proceeds from exercise of stock options	279	—	8,993	—	—	8,993
Employee withholding taxes related to stock-based awards	—	—	(2,158)	—	—	(2,158)
Other comprehensive income	—	—	—	1,115	—	1,115
Net loss	—	—	—	—	(344,681)	(344,681)
Balance - December 31, 2019	32,853	$33	$2,176,133	$(1,144)	$(2,123,466)	$51,556

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(344,681)	$(309,242)	$(360,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	55,982	49,914	56,968
(Accretion) amortization of (discount) premium on investment debt securities	(302)	(33)	3,429
Amortization of deferred financing costs	2,130	1,542	1,417
Realized loss on investments	—	8	—
Depreciation	3,663	4,582	4,601
Non-cash operating lease cost	5,388	—	—
Gain on lease termination	(1,995)	—	—
Loss on the disposal of fixed assets	2,682	1,331	1,000
Accretion of debt discount	21,189	14,031	12,904
Changes in operating assets:
Accounts receivable	(12,350)	(9,193)	(7,375)
Prepaid expenses and other current assets	(5,353)	(3,682)	(7,535)
Inventory	(1,354)	(3,628)	(1,201)
Security deposits	2,562	7,153	1,438
Other assets	(24,665)	—	—
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	56,411	10,332	29,226
Operating lease liabilities	(6,767)	—	—
Interest payable	562	—	208
Deferred revenue	(2,432)	(2,022)	(5,693)
Long-term other liabilities	12,717	(1,807)	5,578
Net cash used in operating activities	(236,613)	(240,714)	(265,402)
Cash flows from investing activities:
Purchases of investment debt securities	(603,014)	(436,071)	(231,107)
Sales and maturities of investment debt securities	415,162	388,168	529,274
Purchases of equipment, leasehold improvements, and furniture and fixtures	(1,136)	(167)	(10,392)
Net cash (used in) provided by investing activities	(188,988)	(48,070)	287,775
Cash flows from financing activities:
Proceeds from issuance of 2026 Convertible Notes, net of issuance costs	223,424	—	—
Proceeds from issuance of common stock, net of issuance costs	227,260	261,362	—
Proceeds from exercise of options, net	8,993	4,363	2,838
Payments of employee withholding taxes related to stock-based awards	(2,158)	(2,180)	—
Net cash provided by financing activities	457,519	263,545	2,838
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(386)	(1,526)	1,127
Net increase (decrease) in cash, cash equivalents and restricted cash	31,532	(26,765)	26,338
Cash, cash equivalents and restricted cash at beginning of period	43,248	70,013	43,675
Cash, cash equivalents and restricted cash at end of period	$74,780	$43,248	$70,013

Reconciliation of cash, cash equivalents and restricted cash included in the consolidated balance sheets:
Cash and cash equivalents	$70,055	$43,248	$70,013
Restricted cash	4,725	—	—
Total cash, cash equivalents and restricted cash	$74,780	$43,248	$70,013

See accompanying notes to consolidated financial statements

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from remeasurement are recognized in Other income, net within the consolidated statements of operations. Gains and losses as a result of foreign currency translation adjustments are recorded as a component of Accumulated other comprehensive loss, net in the equity section of our consolidated balance sheets and as Foreign currency translation gains (losses) within the accompanying consolidated statements of comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original or remaining maturity of three months or less at acquisition to be cash equivalents.

Restricted Cash

Restricted cash consists of short-term bank guarantees held by our financial institutions to maintain operations of the Company’s subsidiaries in their respective countries.

Investment Debt Securities, Available-for-Sale

Investment debt securities are considered to be available-for-sale and are carried at fair market value. The estimated fair value of the available-for-sale investment debt securities is determined based on quoted market prices or rates for similar instruments. Unrealized gains and losses, if any, are reported in accumulated other comprehensive income (loss).

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of investment debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in Other income, net. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are also included in Other income, net. Interest and dividends on available-for-sale securities are included in Other income, net.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, accounts receivables from customers and investment debt securities.

The Company currently invests its excess cash primarily in money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

On a consolidated basis, for the year ended December 31, 2019, the Company’s three largest customers (as discussed in more detail below under “Revenue Recognition”) accounted for 32%, 31% and 15%, of the Company’s net product sales, respectively. On a consolidated basis, for the year ended December 31, 2018, the Company’s three largest customers (as discussed in more detail below under “Revenue Recognition”) accounted for 38%, 28% and 16%, of the Company’s net product sales, respectively.

On a consolidated basis, the Company’s three largest customers accounted for 27%, 28% and 7% of the December 31, 2019 accounts receivable balance, respectively. On a consolidated basis, the Company’s three largest customers accounted for 22%, 29% and 6% of the December 31, 2018 accounts receivable balance, respectively. We monitor our customers’ financial credit worthiness in order to assess and respond to any changes in their credit profile.

Accounts Receivable

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company records receivables for all billings when amounts are due under standard terms. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other contractual adjustments as well as an allowance for doubtful accounts. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when the Company determines that they are uncollectible. The Company has recorded $38.0 million and $25.7 million of accounts receivable as of December 31, 2019 and 2018, respectively, and has not recorded an allowance for any doubtful accounts as of December 31, 2019 and 2018.

Fixed Assets

Fixed assets are stated at cost, and depreciated over the estimated useful life of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the life of the lease term. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of assets, the cost of the assets

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disposed of and the related accumulated depreciation are removed from the balance sheets and any related gains or losses are reflected in the consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets consist of fixed assets and right-of-use assets. The Company evaluates long-lived assets for impairment when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. There have been no impairments of any long-lived assets in the periods presented.

Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out (or FIFO) method. The Company capitalizes inventory costs associated with the Company's product after regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company's product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to zero. No such charges were recorded in the years ended December 31, 2019, 2018 or 2017.

Leases

Upon adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), the Company determines if an arrangement is a lease at inception and records right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheets at lease commencement based on the present value of remaining lease payments over the lease term. The Company only considers payments that are fixed and determinable at the time of commencement. Operating leases are included in other assets, accounts payable, accrued expenses and other liabilities and long-term other liabilities on the consolidated balance sheets.

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

Convertible Debt

The Company accounts for convertible debt in accordance with Financial Accounting Standards Board (“FASB”) ASC Subtopic 470-20. The Company separately accounts for the liability (debt) and equity (conversion option) components of convertible debt instruments by allocating the proceeds from the issuance. The value assigned to the debt

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. For additional information, see Note 9 — Long-Term Debt.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).
●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Rebates and Discounts

The Company contracts with the Centers for Medicare & Medicaid Services and other government agencies to make Ocaliva available to eligible patients. As a result, the Company estimates any rebates and discounts and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs and assumptions developed using historical experience along with actual payments and redemptions, government regulations, specific terms in individual agreements, product pricing, channels, and pipeline units. The Company recorded $20.3 million and $10.8 million in such estimates as of December 31, 2019 and December 31, 2018, respectively, in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for PBC patients who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. The Company estimates the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations. The Company recorded $1.2 million and $0.9 million in such estimates as of December 31, 2019 and December 31, 2018, respectively, in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Because the Company changed its revenue recognition polices to the sell-in basis during the year ended December 31, 2017, the adoption of ASC 606, via a modified retrospective approach applied to all contracts not completed at January 1, 2018, did not result in an adjustment to amounts previously recognized as revenue under ASC Topic 605, Revenue Recognition (“ASC 605”).

Licensing Revenue

The Company accounts for the development, regulatory and sales milestones within an arrangement as variable consideration that is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Because the achievement of the milestones triggering these payments is highly susceptible to factors outside the entity’s influence, and the uncertainty about the amount of consideration for some of the milestones is not expected to be resolved for a long period of time, the Company does not expect to record the associated revenue until achievement of each milestone is imminent or has already occurred. Adoption of ASC 606 did not result in any adjustment to licensing revenue previously recognized.

Research and Development Expenses

Research and development costs that do not have alternative future use are charged to expense as incurred. This includes the cost of conducting clinical trials, compensation and related overhead for employees and consultants involved in research and development and the cost of the Company’s manufacturing activities to supply ongoing and future clinical trials and preclinical studies as well as preparations for commercialization of OCA. The cost of a compound that is acquired prior to regulatory approval, does not constitute a business and has no alternative future use is charged to expense as incurred. For periods prior to commercial launch, all manufacturing costs for OCA were expensed as research and development expenses. The Company will continue to incur manufacturing costs for OCA for other indications such as NASH prior to their approval.

Stock-based Compensation

The Company accounts for stock-based compensation to employees, non-employee directors and non-employees granted share-based payments for services in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company estimates the fair value of stock option awards using the Black-Scholes option pricing model on the date of the grant. Restricted stock unit awards (“RSUs”) and restricted stock awards (“RSAs”) without a market condition are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of time-based equity awards is recognized and amortized on a straight-line basis over the requisite service period of the award. Stock options granted to employees generally fully vest over four years and have a term of ten years. The Company recognizes stock-based compensation expense for options and other stock-based awards with performance conditions ratably over the performance period once the pre-defined performance-based criteria for vesting becomes probable. The fair value of awards with market conditions is estimated using the Monte Carlo simulation method and expense is

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized on a straight-line basis over the requisite service period of the award. The Company accounts for all forfeitures when they occur.

Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and vesting of restricted stock units. The Company accounts for the effect of the Convertible Notes on diluted net earnings per share using the if-converted method as they may be settled in cash or shares at the Company’s option. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given our net losses.

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

Segments

The Company operates in one segment focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB established ASC 842, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements”. The new standard establishes a right-of-use model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statements of operations. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 using the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

standard was not provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases. Upon adoption at January 1, 2019, the Company recognized additional operating liabilities of $25.4 million, with corresponding ROU assets of $19.6 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, to clarify that entities should include recoveries when estimating the allowance for credit losses. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Credit losses relating to available-for-sale investment debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and must be adopted using a modified retrospective approach, with certain exceptions. The Company adopted ASU 2016-13 on January 1, 2020 and its adoption will not have any material impact on the Company’s consolidated financial statements and related disclosures.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adopted ASU 2018-07 on January 1, 2019 and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company adopted ASU 2018-13 on January 1, 2020 and its adoption did not have any impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements to be Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Significant Agreements

Sumitomo Dainippon Pharma Co., Ltd.

In March 2011, the Company entered into an exclusive license agreement (the “Original Sumitomo Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which the Company granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). The Company received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Original Sumitomo Agreement. In May 2014, Sumitomo Dainippon exercised the Country Option in part to add Korea as part of its licensed territories and paid the Company a $1.0 million upfront fee in connection therewith. In February 2018, the Company and Sumitomo Dainippon entered into Amendment No. 3 (the “Sumitomo Amendment”) to the Original Sumitomo Agreement (as amended, the “Sumitomo Agreement”), pursuant to which (i) Sumitomo Dainippon agreed to return the rights to develop and commercialize OCA in Japan and Korea and waived its rights to the Country Option, (ii) the Company agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in Japan and Korea and (iii) certain milestone payment obligations with respect to the development and commercialization of OCA were adjusted. In October 2019, the Company and Sumitomo Dainippon mutually agreed to terminate with immediate effect the Sumitomo Agreement. In connection with the termination of the Sumitomo Agreement, Sumitomo Dainippon agreed to return to the Company the rights to develop and commercialize OCA in China and the Company agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in China. No payment is due from the Company to Sumitomo Dainippon as a result of the termination of the Sumitomo Agreement.

The Company has concluded that Sumitomo Dainippon does not represent a customer of the Company, and therefore the Sumitomo Agreement is outside of the scope of ASC 606. The Company has accounted for this agreement under the legacy accounting guidance. Under ASC 605, the Company evaluated this agreement and determined that it is a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this agreement include an exclusive license to its technology, technical and scientific support to the development plan and participation on a joint steering committee. The Company determined that these performance obligations represent a single unit of accounting, since, initially, the license does not have stand-alone value to Sumitomo Dainippon

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

without the Company’s technical expertise and steering committee participation during the development of OCA. During the years ended December 31, 2019, 2018 and 2017, the Company recorded licensing revenue of approximately $2.4 million, $2.0 million and $1.8 million, respectively, under this agreement. Included in licensing revenue for the year ended December 31, 2019 is $1.2 million related to the accelerated recognition as a result of the termination of the Sumitomo Agreement. Included in licensing revenue for the year ended December 31, 2018 is $0.4 million related to the accelerated recognition, as a result of the Sumitomo Amendment, of the remaining portion of deferred revenue associated with the $1.0 million upfront payment that the Company received under the Original Sumitomo Agreement in connection with Sumitomo Dainippon’s exercise of the Country Option with respect to Korea. The Company recognizes milestone payments when the associated milestones are achieved.

As of December 31, 2019, and 2018, the Company had recorded deferred revenues of $0 and $2.4 million, respectively, under this agreement.

4. Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$62,557	$—	$—	$62,557
Commercial paper	7,498	—	—	7,498
Total cash and cash equivalents	70,055	—	—	70,055
Investment debt securities:
Commercial paper	42,806	43	(1)	42,848
Corporate debt securities	538,965	835	(81)	539,719
Total investment debt securities	581,771	878	(82)	582,567
Total cash, cash equivalents and investment debt securities	$651,826	$878	$(82)	$652,622

	As of December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$43,248	$—	$—	$43,248
Investment debt securities:
Commercial paper	34,353	—	(26)	34,327
Corporate debt securities	349,854	27	(704)	349,177
U.S. government and agency securities	9,410	5	(7)	9,408
Total investment debt securities	393,617	32	(737)	392,912
Total cash, cash equivalents and investment debt securities	$436,865	$32	$(737)	$436,160

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company held zero and twenty-four positions that were in a continuous unrealized loss position for twelve months or longer as of December 31, 2019 and 2018, respectively. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it did not consider the investments to be other-than-temporarily impaired at December 31, 2018.

The fair value for the Company’s available-for-sale investment debt securities that have been in an unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$50,346	$(1)	$—	$—	$50,346	$(1)
Corporate debt securities	539,719	(81)	—	—	539,719	(81)
Total	$590,065	$(82)	$—	$—	$590,065	$(82)

	As of December 31, 2018
	Less than 12 months		12 months or longer		Total
	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$34,327	$(26)	$—	$—	$34,327	$(26)
Corporate debt securities	260,547	(443)	56,626	(261)	317,173	(704)
U.S. government and agency securities	—	—	1,991	(7)	1,991	(7)
Total	$294,874	$(469)	$58,617	$(268)	$353,491	$(737)

5. Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives	December 31,
	(Years)	2019	2018
		(in thousands)
Office equipment and software	3	$4,386	$3,986
Leasehold improvements	Shorter of remaining lease term or useful life	10,489	14,464
Furniture and fixtures	7	4,032	3,907
Subtotal		18,907	22,357
Less: accumulated depreciation		(13,705)	(11,946)
Fixed assets, net		$5,202	$10,411

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was approximately $3.7 million, $4.6 million and $4.6 million, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Work-in-process	$8,302	$7,019
Finished goods	160	89
Inventory	$8,462	$7,108

7. Leases

The Company leases various office spaces under non-cancelable operating leases with original lease periods expiring between the third quarter in 2020 and 2024. The Company subleases one of its office spaces to a third party. The Company also enters into leases for equipment. A number of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is typically at the sole discretion of the Company; therefore, all renewals to extend the lease terms are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, includes the renewal period in the lease term. These operating leases do not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.

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

Operating lease assets and liabilities are classified on the consolidated balance sheet as follows:

Leases	Classification	December 31, 2019
Assets		(in thousands)
Operating lease assets	Other assets	$13,246
Total leased assets		$13,246

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$6,456
Noncurrent
Operating lease liabilities	Long-term other liabilities	9,222
Total lease liabilities		$15,678

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease costs for the year ended December 31, 2019 are as follows:

		Year Ended
Lease Cost	Classification	December 31, 2019
		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$6,176
Short-term lease cost	Selling, general and administrative expenses	2,203
Variable lease cost	Selling, general and administrative expenses	829
Sublease income	Other income, net	(788)
Net lease cost		$8,420

The weighted-average remaining term of the Company’s operating leases was 2.7 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 4.0% as of December 31, 2019.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of December 31, 2019 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2020	$6,949
2021	5,978
2022	2,269
2023	965
2024	402
Thereafter	—
Total lease payments	16,563
Less: Present value discount	(885)
Total operating lease liabilities	$15,678

Cash payments included in the measurement of the Company’s lease liabilities were $7.5 million for the year ended December 31, 2019.

8. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Accounts payable	$18,975	$11,765
Accrued employee compensation	26,483	20,335
Accrued contracted services	74,486	54,681
Accrued rebates, discounts and other incentives	21,529	11,673
Operating lease liabilities	6,456	—
Other liabilities	6,039	6,655
Accounts payable, accrued expenses and other liabilities	$153,968	$105,109

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company submitted a claim seeking to obtain tax credits for qualifying R&D expenses incurred in the years ended December 31, 2015 and 2016. In September 2019, the Company received a partial payment of $10.5 million from Her Majesty’s Revenue and Customs, the U.K.’s government tax authority. Given the claim review has not been finalized, the credit received is recorded as a deferred liability within accounts payable, accrued expenses and other liabilities.

9. Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	December 31,
	2019	2018
	(in thousands)
2023 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	230,000	—
Long-term debt, gross	690,000	460,000
Less: Unamortized debt discounts and fees	(157,922)	(88,750)
Long-term debt, net	$532,078	$371,250

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with ASC Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company used an effective interest rate of 9.9% to determine the liability component of the 2026 Convertible Notes. This resulted in the recognition of $137.5 million as the liability component of the 2026 Convertible Notes and the recognition of the residual $85.9 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2026 Convertible Notes. The underwriting discount and estimated offering expenses totaling $6.6 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2026 Convertible Notes. Accordingly, equity issuance costs of $2.5 million were recorded as an offset to additional paid-in capital and total debt issuance costs of $4.1 million were recorded on the issuance date and are reflected in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through May 15, 2026.

The fair value of the 2026 Convertible Notes was approximately $294.9 million at December 31, 2019 and was determined using Level 2 inputs based on quoted market values.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the 2023 Convertible Notes was approximately $463.5 million and $410.9 million at December 31, 2019 and December 31, 2018, respectively, and was determined using Level 2 inputs based on quoted market values.

Interest Expense on Convertible Notes

Interest expense was $41.1 million, $30.5 million, and $29.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $8.1 million and $7.5 million as of December 31, 2019 and December 31, 2018, respectively. The Company recorded debt issuance costs of $19.0 million, which are being amortized using the effective interest method. As of December 31, 2019 and 2018, $13.2 million and $8.8 million, respectively, of debt issuance costs are recorded on the consolidated balance sheets in Long-term debt, in accordance with ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” As of December 31, 2019, $230.0 million aggregate principal amount of the 2026 Convertible Notes and $460.0 million aggregate principal amount of the 2023 Convertible Notes was outstanding, for a total of $690.0 million aggregate principal amount outstanding.

10. Product Revenue, Net

The Company recognized net sales of Ocaliva of $249.6 million, $177.8 million and $129.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The table below summarizes consolidated product revenue, net by region:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Product revenue, net:
U.S.	$187,436	$140,822	$115,807
ex-U.S.	62,134	36,960	13,368
Total product revenue, net	$249,570	$177,782	$129,175

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
	(in thousands)
December 31, 2019
Assets
Cash and cash equivalents:
Money market funds	$19,376	$19,376	$—	$—
Commercial paper	7,498	—	7,498	—
Available-for-sale investment debt securities:
Commercial paper	42,848	—	42,848	—
Corporate debt securities	539,719	—	539,719	—
Total financial assets	$609,441	$19,376	$590,065	$—

December 31, 2018
Assets
Money market funds (included in cash and cash equivalents)	$11,647	$11,647	$—	$—
Available-for-sale investment debt securities:
Commercial paper	34,327	—	34,327	—
Corporate debt securities	349,177	—	349,177	—
U.S. government and agency securities	9,408	—	9,408	—
Total financial assets	$404,559	$11,647	$392,912	$—

The gross realized gains and losses on sales of available-for-sale investment debt securities were immaterial for the fiscal years ended December 31, 2019, 2018, and 2017.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities and U.S. government and agency securities) as of December 31, 2019 and 2018, respectively, by contractual maturity, are as follows:

	Fair Value as of December 31,
	2019	2018
	(in thousands)
Due in one year or less	$473,602	$319,717
Due after one year through two years	116,463	73,195
Total investments in debt securities	$590,065	$392,912

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

12. Stockholders’ Equity and Preferred Stock

2019 Public Offering and Concurrent Private Placement

On May 14, 2019, the Company issued and sold (i) 2,760,000 shares of common stock in a registered public offering (including 360,000 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $83.50 per share (the “2019 Public Offering”) and (ii) 119,760 shares of common stock (the “2019 Private Placement Shares”) in a concurrent private placement of common stock (the “2019 Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), at a purchase price per share equivalent to the price to the public set in the 2019 Public Offering and pursuant to a securities purchase agreement (the “2019 Securities Purchase Agreement”) that the Company entered into with Samsara BioCapital, L.P. (“Samsara”), one of the Company’s existing stockholders. Pursuant to the 2019 Securities Purchase Agreement, the Company granted to Samsara certain registration rights requiring the Company, upon request of Samsara on or after July 9, 2019 and subject to certain terms and conditions, to register the resale by Samsara of its 2019 Private Placement Shares. Such registration rights expire upon the earlier of (i) May 8, 2020 and (ii) the date that all of the 2019 Private Placement Shares have been sold or can be sold publicly under Rule 144 of the Securities Act on a single day. As of the date of this Annual Report on Form 10-K, Samsara has not exercised any such registration rights.

The net proceeds to the Company from the 2019 Public Offering and the 2019 Concurrent Private Placement were approximately $227.3 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $13.9 million.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of December 31, 2019 and 2018, the Company had 45,000,000 authorized shares of common stock, par value $0.001 per share.

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

Preferred Stock

As of December 31, 2019 and 2018, the Company had 5,000,000 authorized shares of preferred stock, par value $0.001 per share, of which none are issued.

13. Stock Compensation

The Company’s 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of its initial public offering in October 2012 (the “IPO”). At the same time, the Company’s 2003 Stock Incentive Plan (“2003 Plan”) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

On January 1, 2019 and 2018, the number of shares available for issuance under the 2012 Plan increased by 1,187,599 and 1,010,693 shares, respectively, as a result of the automatic increase provisions thereof.

The estimated fair value of the stock options granted in the year ended December 31, 2019 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the restricted stock units (“RSUs”) granted in the year ended December 31, 2019 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the year ended December 31, 2019 was determined utilizing the Monte Carlo simulation method.

There were approximately 2.8 million and 2.2 million shares available for grant remaining under the 2012 Plan at December 31, 2019 and 2018, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Performance-Based Stock Options

The Company’s combined outstanding employee and non-employee option activity for the period from December 31, 2018 through December 31, 2019 is summarized as follows:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2018	1,874	$97.64	7.5	$45,381
Granted	551	$101.85	—	$—
Exercised	(179)	$37.82	—	$—
Cancelled/forfeited	(176)	$92.35	—	$—
Expired	(89)	$156.71	—	$—
Outstanding at December 31, 2019	1,981	$99.87	7.4	$65,662
Expected to vest	885	$89.24	8.5	$32,201
Exercisable	1,096	$108.45	6.5	$33,460

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those options that had exercise prices lower than the deemed fair value of the Company’s common stock. The weighted-average grant date fair value of options granted in the years ended December 31, 2019, 2018 and 2017 was $74.78, $41.18 and $63.65 per option, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $10.2 million, $14.1 million and $9.4 million, respectively. As of December 31, 2019, the total compensation cost related to non-vested option awards not yet recognized is approximately $51.3 million with a weighted average remaining vesting period of 1.26 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Years Ended December 31,
	2019	2018	2017
Volatility	86.9 - 89.9%	62 - 73%	61- 65%
Expected term (in years)	5.5 - 6.0	6.0	6.0 - 9.9
Risk-free rate	1.4 - 2.9%	1.8 - 3.0%	1.8 - 2.4%
Expected dividend yield	—%	—%	—%

Effective January 1, 2019, the Company changed its expected volatility assumption to be determined based on the actual historical stock price volatility of the Company over the expected term given the availability of sufficient historical trading data. In prior years, the expected volatility was estimated based on historical volatility information of publicly-traded peer companies.

The Company has in the past, and may in the future, grant performance-based stock option awards with vesting terms based on the achievement of specified goals. To the extent such awards do not contain a market condition, the Company recognizes no expense until achievement of the performance requirement is deemed probable.

In April 2014, the Company issued 57,063 performance-based options to certain employees that will vest upon the achievement of certain regulatory milestones related to OCA at future dates. In November 2014, the Company issued an additional 10,839 performance-based options that will vest upon the achievement of the same regulatory milestones. As

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of both December 31, 2019 and 2018, the achievement of such milestones was not deemed to be probable and no stock-based compensation expense was recognized for these performance-based options.

Restricted Stock Units and Awards & Performance-Based Restricted Stock Units and Awards

The following table summarizes the aggregate RSU, RSA, PRSU and performance restricted share award (“PRSA”) activity for the year ended December 31, 2019:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2018	773	$76.10
Granted	395	$107.29
Vested	(358)	$83.45
Forfeited	(101)	$85.74
Non-vested awards at December 31, 2019	709	$88.39

For the years ended December 31, 2019, 2018 and 2017, the weighted-average grant date fair value of RSUs, RSAs, PRSUs and PRSAs granted was $107.29, $65.28 and $102.35, respectively. The total fair value of RSUs, RSAs, PRSUs and PRSAs that vested during the years ended December 31, 2019, 2018 and 2017 was $29.8 million, $24.0 million and $16.7 million, respectively. As of December 31, 2019, there was $48.3 million of unrecognized compensation expense related to unvested RSUs, RSAs, PRSUs, and PRSAs, which is expected to be recognized over a weighted average period of 1.33 years.

During the years ended December 31, 2019 and 2018, the Company granted a total of 57,800 and 51,200 PRSUs to certain of the Company’s executive officers. During the year ended December 31, 2018, the Company granted a total of 4,300 PRSAs to certain of the Company’s executive officers. The performance criterion for such PRSUs and PRSAs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC 718. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PRSUs and PRSAs. The Company recorded approximately $4.0 million and $1.3 million of stock-based compensation related to such PRSUs and PRSAs during the years ended December 31, 2019 and 2018, respectively.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense has been reported in the Company’s statements of operations as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Selling, general and administrative	$43,170	$38,361	$40,004
Research and development	12,812	11,553	16,964
Total stock-based compensation	$55,982	$49,914	$56,968

14. Employee Benefit Plans

The Company maintains a defined contribution plan, which is qualified under section 401(k) of the Internal Revenue Code for U.S. employees. Employees may make contributions by withholding a percentage of their salary up to the Internal Revenue Service annual limit of $19,000 and $25,000 in 2019 for employees under 50 years old and employees 50 years old or over, respectively. The Company’s matching contribution vests over four years from the start of employment. The Company made approximately $1.4 million, $1.9 million and $2.7 million in matching contributions for the years ended December 31, 2019, 2018 and 2017, respectively.

15. Income Taxes

The components of loss before income taxes for the years ended December 31, 2019, 2018 and 2017 includes the following:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
United States	$(95,708)	$(72,655)	$(102,586)
Foreign	(248,973)	(236,587)	(257,781)
Total	$(344,681)	$(309,242)	$(360,367)

Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 21% (21% for 2018 and 34% for 2017) to loss before income taxes as a result of the following:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Computed "expected" tax benefit	$(72,383)	$(64,941)	$(122,525)
State taxes, net of U.S. Federal benefit	—	—	—
U.S. Federal rate reduction	—	—	84,787
U.S. Federal valuation allowance	14,786	9,352	282
Stock-based compensation	4,609	6,423	(49,391)
Officer compensation	508	22	26
Foreign valuation allowance	19,349	44,896	52,521
Foreign tax rate differences	32,936	4,787	35,125
Other	195	(539)	(825)
Total	$—	$—	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2019 and 2018 are presented below:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
U.S. and state net operating loss and other carryforwards	$160,079	$151,416
Foreign net operating loss and other carryforwards	195,590	177,672
Stock compensation	13,626	13,228
Deferred revenue	—	620
Accrued compensation	4,997	3,431
Accrued expense	1,750	2,340
Intangible property	2,088	—
Interest limitation	5,183	2,913
Other	1,406	1,021
Deferred tax assets before valuation allowance	384,719	352,641
Valuation allowance	(353,677)	(338,852)
Total deferred tax assets	31,042	13,789
Deferred tax liabilities:
Convertible Notes	(31,042)	(13,789)
Total deferred tax liabilities	(31,042)	(13,789)
Net deferred tax asset (liability)	$—	$—

Effects of the Tax Cuts and Jobs Act

In late 2017, the United States enacted the TCJA, which significantly changed U.S. Federal income tax law by implementing a reduction in the Federal corporate income tax rate to 21%, moving from a worldwide tax system towards a territorial system and imposing new or additional limitations on the deductibility of interest expense and executive compensation.

Given the significance of the legislation, the staff of the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.

For the year ended December 31, 2017, amounts recorded principally related to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reducing its net deferred tax asset and associated valuation allowance. At December 31, 2018, the Company completed its accounting of SAB 118 for all of the enactment-date income tax effects of the TCJA. The Company did not make any measurement-period adjustments and there were no additional material adjustments related to the TCJA.

Net Operating Loss and other carryforwards

As of December 31, 2019, and 2018, the Company had net operating loss carryforwards (“NOLs”) for U.S. Federal income tax purposes of $693.3 million and $658.4 million, respectively, and other carryforwards of $0.5 million. The enactment of the TCJA modified the ability of companies to utilize NOLs arising in tax years beginning on or after January 1, 2018 by providing that such NOLs may be carried-forward indefinitely and used to offset up to 80 percent of taxable income in any given future year. Existing NOLs that arose in tax years beginning prior to January 1, 2018 were not affected by the TCJA and are generally eligible to be carried-forward for up to 20 years and used to fully offset taxable income in future years. If not utilized, the Company’s pre-2018 NOLs and other carryforwards will expire for U.S. Federal income

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax purposes between 2024 and 2037. The Company also has certain state NOLs in varying amounts depending on the different state tax laws.

As of December 31, 2019, and 2018, the Company had NOLs for foreign income tax purposes of $1.1 billion and $870.3 million, respectively. Of our $1.1 billion of foreign tax loss carryforwards, approximately $1.0 billion may be carried forward indefinitely and the remainder will expire during the next 18 years.

In addition, the Company’s ability to utilize its NOLs may be limited under Section 382 of the Internal Revenue Code or applicable state and foreign tax law. The Section 382 limitations apply if an “ownership change” occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company has evaluated whether one or more ownership changes under Section 382 have occurred since its inception and has determined that there have been at least two such changes. Although the Company believes that these ownership changes have not resulted in material limitations on its ability to use these NOLs, its ability to utilize these NOLs may be limited due to future ownership changes or for other reasons. As a result, the Company may not be able to take full advantage of its carryforwards for U.S. Federal, state, and foreign tax purposes.

Valuation Allowance

At December 31, 2019 and 2018, the Company maintained a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception. In 2019, the valuation allowance for deferred tax assets increased by approximately $14.8 million. This includes an increase of $14.8 million, $2.6 million and $19.3 million for U.S. Federal, state and foreign tax, respectively, partially offset by a decrease of $21.9 million to equity. The decrease to equity primarily related to the U.S. Federal and state impact of the equity component associated with the 2026 Convertible Notes. In 2018, the valuation allowance for deferred tax assets increased by approximately $56.1 million. This includes an increase of $9.4 million, $1.9 million and $44.9 million for U.S. Federal, state and foreign tax, respectively, partially offset by a decrease of $0.1 million to equity.

Unrecognized Tax Benefits

At December 31, 2019 and 2018, the Company had no reserves for unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, the Company is subject to examination in: the United States for U.S. Federal purposes for 2016 and forward and generally for state purposes for 2015 and forward; and the United Kingdom for 2017 and forward. However, NOLs are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.

16. Commitments and Contingencies

Facility Leases

In May 2014, the Company entered into a lease agreement with respect to office space in San Diego, California. The Company leases approximately 47,000 square feet. The lease covering this property is scheduled to expire in July 2020. The Company will lease and occupy approximately 34,000 square feet of office space in San Diego under a separate lease that is expected to commence in August 2020 and scheduled to expire 60 months from the commencement date.

In January 2016, Intercept Pharma Europe Ltd. (“IPEL”), a wholly owned subsidiary of the Company, entered into an underlease with respect to office space in London, United Kingdom. The Company is the guarantor to the underlease. IPEL leases approximately 8,600 square feet. The lease covering this property is scheduled to expire in May 2024.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2019, the Company entered into an amendment to the lease agreement with respect to office space at 10 Hudson Yards in New York, New York, where the Company’s corporate headquarters are located. The Company leases an aggregate of approximately 45,600 square feet of office space at this property. The lease covering this property is scheduled to expire in March 2022.

The Company also leases office space in several other locations.

Licenses

The Company acquired a license from a third party to support the portfolio of product candidates. Under the license agreement with Aralez Pharmaceuticals Canada Inc. (“Aralez”) the Company has rights to develop and commercialize bezafibrate in the United States. The Company may pay up to $4.5 million upon the achievement of certain milestones, none of which is owed as of December 31, 2019. The Company is obligated to pay royalties to at a mid-single digit percentage of net product sales.

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

In May 2018, the Company received a subpoena from the SEC requesting information in connection with the Company’s patient assistance program and certain of the Company’s commercial activities. The Company cooperated fully with the SEC in this matter and in late 2019 the SEC staff informed the Company that they had concluded the investigation and did not intend to recommend an enforcement action against the Company.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the years ended December 31, 2019, 2018 and 2017, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the exercise of stock options or vesting of RSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2019, 2018 and 2017 as the inclusion thereof would have been anti-dilutive:

	December 31,
	2019	2018	2017
	(in thousands)
Shares issuable upon conversion of Conversion Notes	4,435	2,316	—
Options	1,981	1,874	1,808
Unvested restricted stock units	556	441	493
Total	6,972	4,631	2,301

18. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the years ended December 31, 2019 and 2018:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except for per share amounts)
2019
Total revenue	$52,252	$66,300	$61,950	$71,500	$252,002
Operating loss	(83,945)	(63,659)	(75,533)	(89,290)	(312,427)
Net loss	(90,270)	(71,420)	(84,833)	(98,158)	(344,681)
Net loss per common share - basic and diluted	$(3.03)	$(2.28)	$(2.59)	$(2.99)
2018
Total revenue	$35,963	$43,575	$46,986	$53,280	$179,804
Operating loss	(75,456)	(69,777)	(58,286)	(81,971)	(285,490)
Net loss	(81,590)	(75,193)	(64,454)	(88,005)	(309,242)
Net loss per common share - basic and diluted	$(3.22)	$(2.58)	$(2.18)	$(2.97)

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

No restructuring charges were incurred for the years ended December 31, 2019 and 2018.