Form 10-Q
period 2020-03-31
INTERCEPT PHARMACEUTICALS, INC.
filed 2020-05-11
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2020 was 32,937,431.

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	the impact of COVID-19, including any impact on our net sales, non-GAAP adjusted operating expenses or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including the regulatory approval of our New Drug Application for liver fibrosis due to NASH; any advisory committee recommendation that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;

●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$41,408	$70,055
Restricted cash	5,011	4,725
Investment debt securities, available-for-sale	507,628	582,567
Accounts receivable, net of allowance for credit losses of $179 and $0, respectively	43,857	38,044
Prepaid expenses and other current assets	30,287	25,924
Total current assets	628,191	721,315
Fixed assets, net	4,846	5,202
Inventory	10,260	8,462
Security deposits	6,644	6,661
Other assets	12,440	13,246
Total assets	$662,381	$754,886
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$144,518	$153,968
Short-term interest payable	5,450	8,037
Total current liabilities	149,968	162,005
Long-term liabilities:
Long-term debt	538,968	532,078
Long-term other liabilities	8,164	9,247
Total liabilities	$697,100	$703,330
Commitments and contingencies (Note 16)
Stockholders’ (deficit) equity:
Common stock par value $0.001 per share; 45,000,000 shares authorized; 32,937,431 and 32,853,066 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	33	33
Additional paid-in capital	2,185,501	2,176,133
Accumulated other comprehensive loss, net	(3,804)	(1,144)
Accumulated deficit	(2,216,449)	(2,123,466)
Total stockholders’ (deficit) equity	(34,719)	51,556
Total liabilities and stockholders’ (deficit) equity	$662,381	$754,886

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019

Revenue:
Product revenue, net	$72,652	$51,847
Licensing revenue	—	405
Total revenue	72,652	52,252
Operating expenses:
Cost of sales	852	574
Selling, general and administrative	98,558	77,227
Research and development	56,687	58,396
Total operating expenses	156,097	136,197
Operating loss	(83,445)	(83,945)
Other income (expense):
Interest expense	(11,777)	(7,839)
Other income, net	2,239	1,514
Total other (expense), net	(9,538)	(6,325)
Net loss	$(92,983)	$(90,270)
Net loss per common and potential common share:
Basic and diluted	$(2.86)	$(3.03)
Weighted average common and potential common shares outstanding:
Basic and diluted	32,561	29,760

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019

Net loss	$(92,983)	$(90,270)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized (losses) gains on investment debt securities	(2,163)	803
Reclassification adjustment for realized gains on investment debt securities included in other income, net	9	4
Net unrealized (losses) gains on investment debt securities	$(2,154)	$807
Foreign currency translation (losses) gains	(512)	283
Other comprehensive (loss) income	$(2,666)	$1,090
Comprehensive loss	$(95,649)	$(89,180)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit) Equity
Balance - December 31, 2019	32,853	$33	$2,176,133	$(1,144)	$(2,123,466)	$51,556
Stock-based compensation	—	—	12,473	—	—	12,473
Net proceeds from exercise of stock options	88	—	(1,783)	—	—	(1,783)
Employee withholding taxes related to stock-based awards	(4)	—	(1,322)	—	—	(1,322)
Other comprehensive loss	—	—	—	(2,660)	—	(2,660)
Net loss	—	—	—	—	(92,983)	(92,983)
Balance - March 31, 2020	32,937	$33	$2,185,501	$(3,804)	$(2,216,449)	$(34,719)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit) Equity
Balance - December 31, 2018	29,694	$30	$1,800,144	$(2,259)	$(1,778,785)	$19,130
Stock-based compensation	—	—	14,897	—	—	14,897
Net proceeds from exercise of stock options	83	—	943	—	—	943
Employee withholding taxes related to stock-based awards	—	—	(791)	—	—	(791)
Other comprehensive income	—	—	—	1,090	—	1,090
Net loss	—	—	—	—	(90,270)	(90,270)
Balance - March 31, 2019	29,777	$30	$1,815,193	$(1,169)	$(1,869,055)	$(55,001)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(92,983)	$(90,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,473	14,897
(Accretion) amortization of (discount) premium on investment debt securities	536	(299)
Amortization of deferred financing costs	614	406
Depreciation	764	996
Non-cash operating lease cost	1,584	1,404
Gain on lease termination	—	(1,995)
Loss on the disposal of fixed assets	—	2,683
Accretion of debt discount	6,276	3,695
Provision for allowance of credit losses	179	—
Changes in operating assets:
Accounts receivable	(6,549)	(3,746)
Prepaid expenses and other current assets	(7,122)	752
Inventory	(2,377)	(262)
Security deposits	50	883
Other assets	—	(19,716)
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(7,899)	(800)
Operating lease liabilities	(1,690)	(1,638)
Interest payable	(2,587)	(3,737)
Deferred revenue	—	690
Long-term other liabilities	—	12,632
Net cash (used in) operating activities	(98,731)	(83,425)
Cash flows from investing activities:
Purchases of investment debt securities	(34,444)	(5,212)
Sales and maturities of investment debt securities	106,693	100,412
Purchases of equipment, leasehold improvements, and furniture and fixtures	(432)	(733)
Net cash provided by investing activities	71,817	94,467
Cash flows from financing activities:
Proceeds from exercise of options, net	569	943
Payments of employee withholding taxes related to stock-based awards	(1,322)	(791)
Net cash (used in) provided by financing activities	(753)	152
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(694)	282
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,361)	11,476
Cash, cash equivalents and restricted cash at beginning of period	74,780	43,248
Cash, cash equivalents and restricted cash at end of period	$46,419	$54,724
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$1,006	$—

Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$41,408	$54,724
Restricted cash	5,011	—
Total cash, cash equivalents and restricted cash	$46,419	$54,724

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

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

We are not presently aware of any events or circumstances arising from the coronavirus (“COVID-19”) pandemic that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities.

3.    Summary of Significant Accounting Policies

With the exception of the change for the accounting of credit losses as a result of the adoption of Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” and related amendments (collectively, “ASC 326”), there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Credit Losses

      Accounts receivable

The allowance for credit losses is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, the aging of the accounts receivable balances, credit conditions that may affect a customer’s ability to pay, current and forecast economic conditions and other relevant factors.

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the three-month period ended March 31, 2020 (in thousands):

Balance at December 31, 2019	$—
Provision for credit losses	190
Write-offs	(11)
Balance at March 31, 2020	$179

Available-for-sale investment debt securities

For available-for-sale investment debt securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the amortized cost basis is written down to fair value through income. For any investment debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. Management considers the extent in which the fair value of the security is less than amortized costs, any changes to the rating of the security by a rating agency, changes in interest rates, and any other adverse factors related to the security. If the assessment indicates a credit loss, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security. If the expected present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is below the amortized cost basis. Any impairment not recorded through an allowance is recognized in Other comprehensive (loss) income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of the security is confirmed or whether either of the criteria regarding intent or requirement to sell is met.

The Company excludes accrued interest from both the fair value and amortized cost basis in the assessment of credit losses on its available-for-sale investment debt securities and will instead elect to write-off any uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, to clarify that entities should include recoveries when estimating the allowance for credit losses. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Credit losses relating to available-for-sale investment debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted the practical expedient to exclude the accrued interest included in the fair value and amortized cost basis in the assessment of credit losses on its available-for-sale investment debt securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and must be adopted using a modified retrospective approach, with certain exceptions. The Company adopted ASC 326 on January 1, 2020 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company adopted ASU 2018-13 on January 1, 2020 and its adoption did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

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

4.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$41,408	$—	$—	$—	$41,408
Total cash and cash equivalents	41,408	—	—	—	41,408
Investment debt securities:
Commercial paper	18,478	—	10	—	18,488
Corporate debt securities	486,490	—	189	(1,581)	485,098
U.S. treasuries	4,018	—	24	—	4,042
Total investment debt securities	508,986	—	223	(1,581)	507,628
Total cash, cash equivalents and investment debt securities	$550,394	$—	$223	$(1,581)	$549,036

	As of December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$62,557	$—	$—	$62,557
Commercial paper	7,498	—	—	7,498
Total cash and cash equivalents	70,055	—	—	70,055
Investment debt securities:
Commercial paper	42,806	43	(1)	42,848
Corporate debt securities	538,965	835	(81)	539,719
Total investment debt securities	581,771	878	(82)	582,567
Total cash, cash equivalents and investment debt securities	$651,826	$878	$(82)	$652,622

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of March 31, 2020
	Less than 12 months		12 months or longer		Total
	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$326,320	$(1,581)	$—	$—	$326,320	$(1,581)
Total	$326,320	$(1,581)	$—	$—	$326,320	$(1,581)

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$11,976	$(1)	$—	$—	$11,976	$(1)
Corporate debt securities	121,684	(81)	—	—	121,684	(81)
Total	$133,660	$(82)	$—	$—	$133,660	$(82)

At March 31, 2020, the Company had 90 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaled $3.3 million at March 31, 2020, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. Investment debt securities are classified as Level 2 instruments based on market pricing and other observable inputs.

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2020
Assets
Cash and cash equivalents:
Money market funds	$24,773	$24,773	$—	$—
Available-for-sale investment debt securities:
Commercial paper	18,488	—	18,488	—
Corporate debt securities	485,098	—	485,098	—
U.S. treasuries	4,042	—	4,042	—
Total financial assets	$532,401	$24,773	$507,628	$—

December 31, 2019
Assets
Cash and cash equivalents:
Money market funds	$19,376	$19,376	$—	$—
Commercial paper	7,498	—	7,498	—
Available-for-sale investment debt securities:
Commercial paper	42,848	—	42,848	—
Corporate debt securities	539,719	—	539,719	—
Total financial assets	$609,441	$19,376	$590,065	$—

The aggregate fair value of all available-for-sale investment debt securities (commercial paper, corporate debt securities and U.S. treasuries), by contractual maturity, are as follows:

	Fair Value as of
	March 31, 2020	December 31, 2019
	(in thousands)
Due in one year or less	$433,013	$473,602
Due after one year through two years	74,615	116,463
Total investment debt securities	$507,628	$590,065

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

6.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	March 31, 2020	December 31, 2019
		(in thousands)
Office equipment and software	3	$4,349	$4,386
Leasehold improvements	Shorter of remaining lease term or useful life	10,743	10,489
Furniture and fixtures	7	4,139	4,032
Subtotal		19,231	18,907
Less: accumulated depreciation		(14,385)	(13,705)
Fixed assets, net		$4,846	$5,202

7.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Work-in-process	$10,030	$8,302
Finished goods	230	160
Inventory	$10,260	$8,462

8. Leases

The Company leases various office spaces under non-cancelable operating leases with original lease periods expiring between the third quarter of 2020 and 2024. The Company subleases one of its office spaces to a third party. The Company also enters into leases for equipment. A number of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is typically at the sole discretion of the Company; therefore, all renewals to extend the lease terms are not included in the right-of-use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, includes the renewal period in the lease term. These operating leases do not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.

The Company has elected the practical expedient to exclude short-term leases from its ROU assets and lease liabilities; therefore leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company elected the practical expedient not to separate non-lease components from all leases. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s incremental borrowing rate is the estimated rate that would be required to pay for a collateralized borrowing equal to the total lease payment over the lease term. The Company estimates its incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to its own adjusted to be commensurate with the term of the underlying lease and the Company’s secured borrowing rate.

Operating lease assets and liabilities are classified on the condensed consolidated balance sheets as follows:

Leases	Classification	March 31, 2020	December 31, 2019
Assets		(in thousands)
Operating lease assets	Other assets	$12,440	$13,246
Total leased assets		$12,440	$13,246

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$6,596	$6,456
Noncurrent
Operating lease liabilities	Long-term other liabilities	8,164	9,222
Total operating lease liabilities		$14,760	$15,678

Operating lease costs for the three-month periods ended March 31, 2020 and 2019, are as follows:

		Three Months Ended
		March 31,
Lease Cost	Classification	2020	2019
		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$1,739	$1,678
Short-term lease cost	Selling, general and administrative expenses	421	826
Variable lease cost	Selling, general and administrative expenses	247	224
Sublease income	Other income, net	(120)	(180)
Net lease cost		$2,287	$2,548

The weighted-average remaining term of the Company’s operating leases was 2.4 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 3.9% as of March 31, 2020.

Cash payments included in the measurement of the Company’s operating lease liabilities reported in operating cash flows were $1.8 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the Company obtained a ROU asset of $1.0 million in exchange for new operating lease obligations of $1.0 million.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of March 31, 2020 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2020	$5,616
2021	6,475
2022	2,340
2023	895
2024	373
Thereafter	—
Total lease payments	15,699
Less: Present value discount	(939)
Total operating lease liabilities	$14,760

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accounts payable	$14,977	$18,975
Accrued employee compensation	14,135	26,483
Accrued contracted services	76,592	74,486
Accrued rebates, discounts and other incentives	25,422	21,529
Operating lease liabilities	6,596	6,456
Other liabilities	6,796	6,039
Accounts payable, accrued expenses and other liabilities	$144,518	$153,968

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

10.  Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
2023 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	230,000	230,000
Long-term debt, gross	690,000	690,000
Less: Unamortized debt discounts and fees	(151,032)	(157,922)
Long-term debt, net	$538,968	$532,078

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

In accordance with Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company used an effective interest rate of 9.9% to determine the liability component of the 2026 Convertible Notes. This resulted in the recognition of $137.5 million as the liability component of the 2026 Convertible Notes and the recognition of the residual $85.9 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2026 Convertible Notes. The underwriting discount and estimated offering expenses totaling $6.6 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2026 Convertible Notes. Accordingly, equity issuance costs of $2.5 million were recorded as an offset to additional paid-in capital and total debt issuance costs of $4.1 million were recorded on the issuance date and are reflected in the unaudited condensed consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through May 15, 2026.

The fair value of the 2026 Convertible Notes was approximately $184.6 million and $294.9 million at March 31, 2020 and December 31, 2019, respectively, and was determined using Level 2 inputs based on quoted market values.

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

The fair value of the 2023 Convertible Notes was approximately $372.8 million and $463.5 million at March 31, 2020 and December 31, 2019, respectively, and was determined using Level 2 inputs based on quoted market values.

Interest Expense on Convertible Notes

Interest expense was $11.8 million and $7.8 million for the three months ended March 31, 2020 and 2019, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $5.5 million and $8.1 million as of March 31, 2020 and December 31, 2019, respectively. The Company recorded debt issuance costs of $19.0 million, which are being amortized using the effective interest method. As of March 31, 2020, $12.6 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-term debt. Cash payments for interest were $7.5 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively.

11.  Product Revenue, Net

The Company recognized net sales of Ocaliva of $72.7 million and $51.8 million for the three months ended March 31, 2020 and 2019, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Product revenue, net:
U.S.	$50,779	$37,991
ex-U.S.	21,873	13,856
Total product revenue, net	$72,652	$51,847

12.    License Agreement

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

The Company recognized licensing revenue of $0 and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, under the Sumitomo Agreement.

13. Stockholders’ Equity

2019 Public Offering and Concurrent Private Placement

On May 14, 2019, the Company issued and sold (i) 2,760,000 shares of common stock in a registered public offering (including 360,000 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $83.50 per share (the “2019 Public Offering”) and (ii) 119,760 shares of common stock (the “2019 Private Placement Shares”) in a concurrent private placement of common stock (the “2019 Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), at a purchase price per share equivalent to the price to the public set in the 2019 Public Offering and pursuant to a securities purchase agreement (the “2019 Securities Purchase Agreement”) that the Company entered into with Samsara BioCapital, L.P. (“Samsara”), one of the Company’s existing stockholders. Pursuant to the 2019 Securities Purchase Agreement, the Company granted to Samsara certain registration rights requiring the Company, upon request of Samsara on or after July 9, 2019 and subject to certain terms and conditions, to register the resale by Samsara of its 2019 Private Placement Shares. Such registration rights have since expired.

14.  Stock Compensation

The Company’s 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of its initial public offering in October 2012. At the same time, the Company’s 2003 Stock Incentive Plan (“2003 Plan”) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

On January 1, 2020, the number of shares available for issuance under the 2012 Plan increased by 1,211,533 shares, as a result of the automatic increase provisions thereof.

The estimated fair value of the stock options granted in the three months ended March 31, 2020 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the restricted stock units (“RSUs”) granted in the three months ended March 31, 2020 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the three months ended March 31, 2020 was determined utilizing the Monte Carlo simulation method.

The following table summarizes stock option activity during the three months ended March 31, 2020:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2019	1,981	$99.87	7.4	$65,662
Granted	557	$99.94	—	$—
Exercised	(9)	$47.78	—	$—
Cancelled/forfeited	(63)	$97.85	—	$—
Expired	(20)	$198.78	—	$—
Outstanding at March 31, 2020	2,446	$99.32	7.7	$6,106
Expected to vest	1,256	$92.39	9.0	$1,005
Exercisable	1,190	$106.62	6.4	$5,101

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those options that had exercise prices lower than the deemed fair value of the Company’s common stock. As of March 31, 2020, the total compensation cost related to non-vested option awards not yet recognized is approximately $66.6 million with a weighted average remaining vesting period of 1.54 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended March 31,
	2020	2019
Volatility	61.9 - 87.1%	87.0 - 87.2%
Expected term (in years)	6.0	6.0
Risk-free rate	0.9 - 1.7%	2.5 - 2.9%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, restricted stock award (“RSA”), PRSU and performance restricted share award (“PRSA”) activity during the three months ended March 31, 2020:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2019	709	$88.39
Granted	399	$102.82
Vested	(104)	$74.75
Forfeited	(43)	$94.43
Non-vested awards at March 31, 2020	961	$95.58

As of March 31, 2020, there is approximately $76.9 million of total unrecognized compensation expense related to unvested RSUs, RSAs, PRSUs and PRSAs, which is expected to be recognized over a weighted average vesting period of 1.72 years.

During the three months ended March 31, 2020, the Company granted a total of 64,900 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $0.6 million of stock-based compensation related to such PRSUs during the three months ended March 31, 2020.

The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited. The Company has in the past, and may in the future, grant performance-based awards with vesting terms based on the achievement of specified goals. To the extent such awards do not contain a market condition, the Company recognizes no expense until achievement of the performance requirement is deemed probable. There are no awards with performance conditions outstanding as of March 31, 2020.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Selling, general and administrative	$9,723	$11,331
Research and development	2,750	3,566
Total stock-based compensation	$12,473	$14,897

15.  Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three-month periods ended March 31, 2020 and 2019, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three-month periods ended March 31, 2020 and 2019, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Shares issuable upon conversion of Convertible Notes	4,435	2,316
Options	2,446	2,224
Unvested restricted stock units	871	645
Total	7,752	5,185

16. Commitments and Contingencies

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

On September 27, 2017, a purported shareholder class action, initially styled DeSmet v. Intercept Pharmaceuticals, Inc., et al, was filed in the United States District Court for the Southern District of New York, naming the Company and certain of its officers as defendants. The Court appointed lead plaintiffs in the lawsuit on June 1, 2018, and the lead plaintiffs filed an amended complaint on July 31, 2018, captioned Hou Liu and Amy Fu v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiffs claim to be suing on behalf of anyone who purchased or otherwise acquired the Company’s common stock between June 9, 2016 and September 20, 2017. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during the period from June 9, 2016 to September 20, 2017, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding Ocaliva dosing, use and pharmacovigilance-related matters, as well as the Company’s operations, financial performance and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages. On September 14, 2018, the Company filed a motion to dismiss the amended complaint. On March 26, 2020, the Court granted the Company’s motion to dismiss the amended complaint in its entirety, and on March 27, 2020 the Court entered judgment in favor of the Company. On May 8, 2020, the plaintiffs filed a motion to set aside the judgment and grant leave to file a second amended complaint. Separately, on January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as those set forth in the securities case. On December 1, 2017, a purported shareholder demand was made on the Company based on substantially the same allegations as those set forth in the securities case.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our lead product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing and will continue through clinical outcomes for verification and description of the clinical benefit of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a New Drug Application (“NDA”) to the FDA seeking accelerated approval of OCA for liver fibrosis due to NASH. In November 2019, the FDA accepted our NDA for filing and granted a priority review designation of OCA for liver fibrosis due to NASH. Amid the evolving coronavirus (“COVID-19”) pandemic, the FDA notified us that it had rescheduled the previously announced advisory committee meeting related to our NDA for OCA. The advisory committee meeting initially tentatively scheduled for April 22, 2020 is now tentatively scheduled for June 9, 2020. We continue to work closely with the FDA on our priority review application, and the FDA’s Prescription Drug User Fee Act (“PDUFA”) target action date for the completion of its review of our NDA remains June 26, 2020. In December 2019, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) seeking conditional approval of OCA for liver fibrosis due to NASH. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process. We continue to work collaboratively with the EMA on its review of our MAA.

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA in progressive non-viral liver diseases. We are currently conducting a Phase 3 clinical trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients randomized. We are also studying OCA in combination with bezafibrate, a pan-peroxisome proliferator-activated receptor (“PPAR”) agonist, in patients with PBC and potentially may study such combination in other liver diseases. In addition, we have other compounds in early stages of research and development in our pipeline.

Recent Developments

In December 2019, the COVID-19 outbreak was first reported in Wuhan, China. In March 2020, the World Health Organization (“WHO”) declared COVID-19 a pandemic and certain jurisdictions, including the State of New York where our headquarters are located, enacted shelter-in-place mandates, among other sweeping public health restrictions. In March 2020, we announced new initiatives intended to ensure business continuity and support our employees during the evolving COVID-19 pandemic, while continuing the critical activities necessary to bring our approved medicines to patients. With respect to our ongoing clinical trials, we are closely monitoring the COVID-19 situation and together with our contract research organizations, study sites and other partners, have taken measures intended to minimize disruption to these studies. Our pivotal Phase 3 NASH trials, REGENERATE and REVERSE, are fully enrolled and our focus is to provide support to participating sites and patients including, where appropriate, through the use of telemedicine, home care visits, direct delivery of medication and other measures. With respect to our ongoing PBC trials, we have temporarily paused screening and randomization of patients in our continuing studies. With respect to our supply chain, we are working with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate disruptions to our product supplies. To protect the health of our employees and their families and communities, and in accordance with guidance issued by the U.S. Centers for Disease Control and Prevention, the WHO and local authorities, our global workforce is working remotely until further notice and we are leveraging digital communication technologies where appropriate to facilitate interactions with patients, healthcare professionals and our other stakeholders.

In addition, we are closely evaluating the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH. Our field-based employees are working remotely and are interacting with healthcare professionals via digital communication technologies such as, where appropriate, video conferences, emails and phone calls. Many of the healthcare professionals that we call on are working from home and facing additional demands on their time due to COVID-19. We are experiencing increased competition for virtual appointments with healthcare professionals. Our increased utilization of virtual interactions and the reduced quantity of such interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel and negatively affect physician awareness and sales of Ocaliva. For example, we have begun to see a slowdown in Ocaliva new patient starts. Although new patient starts currently account for a small percentage of total Ocaliva prescriptions, should such slowdown continue it could negatively impact our future sales of Ocaliva. Further, our ability to launch OCA for liver fibrosis due to NASH, if approved, may be limited by the need to conduct our commercial activities virtually. We have not launched a product in these conditions in the past and cannot predict the effects that such conditions will have on demand for OCA for liver fibrosis due to NASH, if approved, in the short or long term. However, the need to conduct activities virtually may negatively impact our ability to connect with our customers during the launch of OCA for liver fibrosis due to NASH, if approved. It is also possible that COVID-19 may negatively affect our product sales due to patient challenges in accessing healthcare providers, significant increases in unemployment and the resulting loss of individual health insurance coverage, and an inability to access government healthcare programs due to backlogs or other factors. COVID-19 related public health restrictions could also present product distribution challenges as we activate new distribution channels for OCA for liver fibrosis due to NASH for the first time. As public health restrictions on travel and in-person interactions are relaxed, we may face additional challenges that limit our ability to fully resume in-person interactions, including the potential for additional outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee illness and childcare obligations during school closures. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to appropriately disseminate scientific information and conduct disease state education. The long-term effects of COVID-19 are unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in-person visits by pharmaceutical company representatives.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the outbreak, public health restrictions on travel and in-person interactions, business closures and disruptions, and the effectiveness of actions taken to contain and treat the disease. We cannot presently predict the duration, scope or severity of the potential effects of COVID-19 on our operations, including our clinical trials, regulatory approval prospects, supply chain or our ability to generate product sales from Ocaliva or, if approved, OCA for liver fibrosis due to NASH, and any such effects could have a material adverse impact on our business, results of operation and financial condition. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

Product Revenue, Net

We recognize revenue at the time of shipment to our customers on a sell-in basis. We provide the right of return to our customers for unopened product for a limited time before and after its expiration date.

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have written contracts with each of our customers that have a single performance obligation — to deliver products upon receipt of a customer order — and these obligations are satisfied when delivery occurs and the customer receives Ocaliva. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. We estimate variable revenue by calculating gross product revenues based on the wholesale acquisition cost that we charge our customers for Ocaliva, and then estimating our net product revenues by deducting (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, and (iii) estimated costs of incentives offered to certain indirect customers including patients.

We recognized net sales of Ocaliva of $72.7 million and $51.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

The Company recognized licensing revenue of $0 and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, related to the amortization of the upfront payments under the Sumitomo Agreement.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue:
Product revenue, net	$72,652	$51,847
Licensing revenue	—	405
Total revenue	72,652	52,252

Operating expenses:
Cost of sales	852	574
Selling, general and administrative	98,558	77,227
Research and development	56,687	58,396
Total operating expenses	156,097	136,197

Other income (expense):
Interest expense	(11,777)	(7,839)
Other income, net	2,239	1,514
Total other (expense), net	(9,538)	(6,325)
Net loss	$(92,983)	$(90,270)

Revenues

Product revenue, net was $72.7 million and $51.8 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, product revenue, net was comprised of U.S. Ocaliva net sales of $50.8 million and $38.0 million, respectively, and ex-U.S. Ocaliva net sales of $21.9 million and $13.8 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain

European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the three months ended March 31, 2020 and 2019, licensing revenue was $0 and $0.4 million, respectively, in each case, related to the amortization of upfront payments under the Sumitomo Agreement.

Cost of sales

Cost of sales was $0.9 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. Our cost of sales for the three months ended March 31, 2020 and 2019 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $98.6 million and $77.2 million for the three months ended March 31, 2020 and 2019, respectively. The $21.4 million net increase between periods was primarily driven by organizational growth and additional activities associated with our preparation for the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $56.7 million and $58.4 million for the three months ended March 31, 2020 and 2019, respectively. The $1.7 million net decrease between periods was primarily driven by lower NASH development costs, including a reduction in expenses associated with screening and randomization activities for our REVERSE and REGENERATE studies, which were fully enrolled subsequent to the end of the prior year quarter.

Interest expense

Interest expense was $11.8 million and $7.8 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, interest expense related to the $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”) that we issued in May 2019 and the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”) that we issued in July 2016. For the three months ended March 31, 2019, interest expense related only to the 2023 Convertible Notes.

Other income, net

Other income, net was $2.2 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the three months ended March 31, 2020 and 2019, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(98,731)	$(83,425)
Investing activities	71,817	94,467
Financing activities	(753)	152
Effect of exchange rate changes	(694)	282
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,361)	$11,476

Operating Activities. Net cash used in operating activities of approximately $98.7 million during the three months ended March 31, 2020 was primarily a result of our $93.0 million net loss and a net decrease in operating assets and liabilities of $28.2 million, partially offset by $12.5 million in stock-based compensation, $4.0 million for accretion of the discount on the 2023 Convertible Notes, $2.3 million for accretion of the discount on the 2026 Convertible Notes, $1.6 million for non-cash operating lease costs and $0.8 million of depreciation.

Net cash used in operating activities of approximately $83.4 million during the three months ended March 31, 2019 was primarily a result of our $90.3 million net loss, a net decrease in operating assets and liabilities of $14.9 million and a gain on lease termination of $2.0 million, partially offset by $14.9 million in stock-based compensation, $3.7 million for accretion of the discount on the 2023 Convertible Notes, $2.7 million for loss on the disposal of fixed assets, $1.4 million of non-cash operating lease costs and $1.0 million of depreciation.

Investing Activities. For the three months ended March 31, 2020, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $106.7 million, partially offset by the purchase of investment debt securities of $34.4 million.

For the three months ended March 31, 2019, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $100.4 million, partially offset by the purchase of investment debt securities of $5.2 million.

Financing Activities. Net cash used in financing activities in the three months ended March 31, 2020 consisted primarily of $1.3 million from payments of employee withholding taxes related to stock-based awards offset by $0.6 million of net proceeds from the exercise of options to purchase common stock.

Net cash provided by financing activities in the three months ended March 31, 2019 consisted primarily of $0.2 million from the exercise of options to purchase common stock net of payments of employee withholding taxes related to stock-based awards.

Future Funding Requirements

As of March 31, 2020, we had $554.0 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2020. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months and the initial phase of the anticipated U.S. launch of OCA for liver fibrosis due to NASH, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	the impact of COVID-19, including any impact on our net sales, non-GAAP adjusted operating expenses or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including the regulatory approval of our NDA for liver fibrosis due to NASH; any advisory committee recommendation that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;

●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on

Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, in recent months global markets have experienced significant volatility in connection with concerns over the impact of COVID-19, and such concerns may in the future materially and adversely affect our ability to raise funds. Our restated certificate of incorporation authorizes us to issue 45 million shares of common stock. Following the 2019 Public Offering and the 2019 Concurrent Private Placement, and after taking into account shares of common stock reserved for issuance upon the exercise of outstanding stock options, the vesting of outstanding restricted stock units (including performance restricted stock units) and the conversion of the Convertible Notes, together with shares of common stock available for future grants under our equity incentive plan, we have a limited number of remaining unreserved and authorized shares available for issuance, which could impact our ability to raise additional funds in the future. While our Board of Directors has recommended that our stockholders vote to approve an amendment to our restated certificate of incorporation to increase the number of authorized shares of common stock from 45 million to 90 million at our Annual Meeting of Stockholders to be held on May 28, 2020, such proposal may not be approved. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our significant legal proceedings, see Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 should be carefully considered before deciding whether to invest in our securities. The risks and uncertainties described below and in our other filings are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks, or such unknown risks, occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In that case, the market price of our securities could decline, and you may lose all or part of your investment.

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

Our ability to generate profits from operations and become profitable currently depends on the commercial success of Ocaliva for PBC. However, the successful commercialization of Ocaliva for PBC is subject to many risks. We have not launched or commercialized a drug before Ocaliva, and there is no guarantee that we will be able to do so successfully. There are numerous examples of unsuccessful product launches and commercial efforts, as well as failures to meet expectations of market potential, including by pharmaceutical companies with greater experience and resources than us.

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. As such, there is significant uncertainty in the degree of market acceptance that Ocaliva will have for PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimates but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva for PBC will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. We also have begun to see a slowing of the rate of prescriptions for new patients following the outbreak of COVID-19 and related government-imposed shelter-in-place mandates, restrictions on in-person interactions and other public health safety measures. If such trend continues, we may see a reduction in net sales of Ocaliva, which could negatively affect our business, financial condition and results of operations. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva for PBC. Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including the completion of our Phase 4 COBALT trial, may materially and adversely impact the commercial results and potential of Ocaliva for PBC. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $344.7 million, $309.2 million and $360.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under our licensing and collaboration agreements. At March 31, 2020, we had $554.0 million in cash, cash equivalents, restricted cash and investment debt securities.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the launch and commercialization of Ocaliva for PBC, preparation for the potential launch of OCA for liver fibrosis due to NASH and general and administrative operations, including the protection of our intellectual property.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to be significant as we, among other things, develop and seek regulatory approval for our product candidates, including OCA for liver fibrosis due to NASH, maintain our regulatory approvals, commercialize our approved products and build out the infrastructure necessary to support our product development and commercialization efforts. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC, such as NASH. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA.

As part of our product development activities, we expect to continue our Phase 3 clinical program of OCA for liver fibrosis due to NASH, including our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes for verification and description of clinical benefit and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. While we temporarily paused screening and randomization in our Phase 4 COBALT confirmatory outcomes trial evaluating Ocaliva for PBC and our Phase 2 study evaluating bezafibrate in combination with OCA for PBC due to COVID-19, we intend to continue to develop OCA and our other existing product candidates, alone or in combination, for non-viral liver diseases. Our overall development program for OCA for liver fibrosis due to NASH is expected to include a number of trials, including clinical trials required to file for approval of OCA for liver fibrosis due to NASH and to confirm clinical benefit. Our expenses could increase if we are required by the FDA or the EMA to perform studies or trials in addition to those currently expected, if our current trials are modified for any reason, or if there are any issues or delays in completing our clinical trials or the development of any of our product candidates, due to COVID-19 or otherwise.

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

We are currently advancing OCA through clinical development for additional indications, including NASH, and other product candidates through various stages of clinical and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If, for example, the FDA, EMA or other regulatory authorities require that we perform additional studies beyond those that we currently expect, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed.

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

As of March 31, 2020, we had $554.0 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2020. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, launch preparation and commercialization activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH, our continued clinical development of OCA for PBC and NASH and our other earlier stage research programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC and OCA for liver fibrosis due to NASH, if approved, will be sufficient to fund our anticipated operating requirements for the next twelve months and the initial phase of the anticipated U.S. launch of OCA for liver fibrosis due to NASH, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	the impact of COVID-19, including any impact on our net sales, non-GAAP adjusted operating expenses or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;

●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including the regulatory approval of our NDA for NASH; any advisory committee recommendation that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;

●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, in recent months global markets have experienced significant volatility in connection with concerns over the impact of COVID-19, and such concerns may in the future materially and adversely affect our ability to raise funds. Our restated certificate of incorporation authorizes us to issue 45 million shares of common stock. Following the 2019 Public Offering and the 2019 Concurrent Private Placement, and after taking into account shares of common stock reserved for issuance upon the exercise of outstanding stock options, the vesting of outstanding restricted stock units (including performance restricted stock units) and the conversion of the Convertible Notes, together with shares of common stock available for future grants under our equity incentive plan, we have a limited number of remaining unreserved and authorized shares available for issuance, which could impact our ability to raise additional funds in the future. While our Board of Directors has recommended that our stockholders vote to approve an amendment to our restated certificate of incorporation to increase the number of authorized shares of common stock from 45 million to 90 million at our Annual Meeting of Stockholders to be held on May 28, 2020, such proposal may not be approved. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

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

The commercialization of Ocaliva for PBC has been and will continue to be, and, if approved, the commercialization of OCA for liver fibrosis due to NASH will be, expensive and time-consuming, and we cannot be certain that we will be able to generate sufficient revenues from sales of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH in our target markets to offset such costs. Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	the impact of COVID-19, including any impact on our net sales, non-GAAP adjusted operating expenses or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates, including the regulatory approval of our NDA for NASH; any advisory committee recommendation that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; any determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;

●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to timely and successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;

●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for Ocaliva for PBC based on a reduction in ALP; however, an improvement in survival or disease-related symptoms has not yet been established. Continued approval of Ocaliva for PBC in the United States is contingent upon the verification and description of clinical benefit in confirmatory trials and our satisfaction of our other post-marketing regulatory requirements. Due to COVID-19, we have temporarily paused screening and randomization in our Phase 4 COBALT confirmatory outcomes trial and have taken measures intended to minimize disruptions and protect and retain enrolled patients participating in the ongoing trial. While we intend to recommence enrollment as soon as conditions permit, any delay of the trial or failure by us to confirm the clinical benefit of Ocaliva for PBC due to COVID-19 or other factors may jeopardize the continued approval of Ocaliva for PBC. As specified by the applicable post-marketing requirements, our COBALT trial includes patients across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. In addition, we have agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

We commenced our commercial launch of Ocaliva for PBC in certain European countries in 2017 following the European Commission’s grant of conditional approval in December 2016. Our marketing authorization in the European

Union is conditioned on the successful completion of the COBALT trial and a trial evaluating the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment.

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

Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is not guaranteed. Even after the submission of a NDA, the FDA may decide not to accept the submission for filing and review or may determine that the submission does not support approval. Similarly, there may be delays in the EMA’s review process following the submission of a MAA, or the EMA may determine that the submission does not support approval. COVID-19 could also affect the operations of the FDA, EMA and other health authorities, which could delay our clinical development efforts and the review and approval of our product candidates, including OCA for liver fibrosis due to NASH. For example, the FDA notified us that it rescheduled the previously announced advisory committee meeting relating to our NDA for liver fibrosis due to NASH. The advisory committee meeting which was initially tentatively scheduled for April 22, 2020, is now tentatively scheduled for June 9, 2020. In addition, in June 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, in what is often referred to as “Brexit”. Because a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH and our other product candidates.

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

In order to obtain regulatory approval for OCA for indications other than PBC, we will need to complete additional clinical trials and studies. For example, in connection with our Phase 3 clinical program of OCA for liver fibrosis due to NASH, we are currently conducting our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes for verification and description of clinical benefit and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. While our ongoing Phase 3 REGENERATE and REVERSE trials are fully enrolled and we have taken measures intended to minimize disruptions and protect and retain patients participating in such trials due to COVID-19, we cannot predict the degree to which such measures will ultimately prove effective. Our ability to obtain and maintain the regulatory approvals necessary to commercialize OCA for indications other than PBC, including NASH, will depend on our ability to successfully design, conduct and complete these trials, the efficacy, safety and risk-benefit profile of OCA demonstrated by such trials and our ability to prepare and submit complex regulatory filings in accordance with applicable regulatory requirements.

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

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct or complete a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, interim analysis results at 18 months in our Phase 3 REGENERATE trial were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing for verification and description of clinical benefit of OCA for liver fibrosis due to NASH. There can be no assurance that the clinical outcomes portion of our REGENERATE trial will confirm that the surrogate endpoint used as the basis of the regulatory submissions we have made or expect to make seeking approval of OCA for liver fibrosis due to NASH will eventually show an adequate correlation with clinical outcomes. In addition, as a condition of the accelerated approval of Ocaliva for PBC in the United States, we are required to conduct a clinical outcomes study with respect to Ocaliva for PBC. Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial for PBC in December 2014 prior to the approval of Ocaliva for PBC. The COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. There can be no assurance that our COBALT trial conducted as part of our post-marketing obligations will confirm that the surrogate endpoint used for accelerated approval of Ocaliva for PBC will eventually show an adequate correlation with clinical outcomes or that our clinical trial in PBC patients with moderate to severe hepatic impairment will be successful. If any such trial is delayed, cannot be completed as designed or fails, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

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

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of Ocaliva for PBC, our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. We are also conducting our CARE trial of OCA in pediatric patients with biliary atresia as a part of an EMA-approved PIP supporting the conditional approval of Ocaliva for PBC. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved or to maintain approvals in the U.S., Europe or the other jurisdictions in which our products are approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that could result in a change of trial design or timing. For example, due to COVID-19 we have temporarily paused screening and randomization in our ongoing PBC trials and have taken measures intended to minimize disruptions and protect and retain enrolled patients participating in such trials. While we intend to recommence enrollment in such trials as soon as conditions permit, any resulting delays or failures could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will be completed on schedule, if at all.

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

Additionally, we have in the past occasionally experienced difficulties enrolling and retaining patients enrolled in our clinical trials. Difficulties in enrolling and retaining patients, including due to COVID-19, may delay our clinical trials or result in negative or inconclusive outcomes, and we or our collaborators may decide, or regulatory authorities may require us, to conduct additional clinical trials or additional analyses of existing clinical trials. Any delay or compromises with respect to the validity of our clinical trials may have a material adverse effect on our business or decrease our competitive position relative to other biotechnology or pharmaceutical companies with whom we compete.

In addition, if we or any of our collaborators are required to conduct additional preclinical or clinical studies or other development work on our product candidates beyond that contemplated, our ability to obtain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed.

COVID-19 could materially and adversely affect our clinical trials

In December 2019, the COVID-19 outbreak was first reported in Wuhan, China. Since then, COVID-19 has spread to the U.S., Europe, and other countries in which we are engaged in, or plan to engage in, clinical development activities. We are closely monitoring the COVID-19 outbreak, have temporarily paused screening and randomization in our ongoing PBC trials and, together with our contract research organizations, study sites and other partners, have taken measures intended to minimize disruptions and protect and retain patients enrolled in our clinical trials, including, where appropriate, the use of telemedicine, home care visits, direct delivery of investigational product and other measures. Notwithstanding our efforts, some of the sites participating in our clinical trials have been affected by site closings or reduced capacity, particularly in regions that are experiencing heightened impact from COVID-19. While we are monitoring the situation closely, if there was a meaningful negative impact on data capture or data quality, our clinical trials may not be successful or we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could prevent or significantly delay the potential commercialization of our product candidates and require greater expenditures. We cannot at this time predict with certainty the scope of the impact of COVID-19 on our ability to execute our clinical trials. The extent to which COVID-19 may impact our clinical trials will depend on future developments, which are highly uncertain, such as the geographic spread of the disease, the duration of the outbreak, public health restrictions on travel and in-person interactions, business closures and disruptions, and the effectiveness of actions taken to contain and treat the disease. As a result, our clinical trials may not be successful or we may experience issues due to COVID-19 that could severely impact our clinical trials, including:

●	delays, interruptions or difficulties in the enrollment, scheduling and retention of patients in our clinical trials;
●	delays, interruptions or difficulties in the conduct of key clinical trial activities, such as clinical trial site monitoring and inspection readiness activities;
●	trial conduct issues, including protocol deviations (e.g., failure to timely collect liver biopsies or other required laboratory data), data capture issues and data quality issues;
●	delays or interruptions in the supply or administration of investigational product to patients in our clinical trials;
●	delays or interruptions in the supply of necessary equipment or materials to our clinical sites;
●	delays or difficulties obtaining approvals from regulatory authorities, institutional review boards or ethics committees of clinical trial protocols and related clinical documentation (or amendments and addendums thereto);
●	delays, interruptions or difficulties in clinical site initiations, including in connection with the recruitment of clinical site investigators and clinical site staff;
●	the redeployment of healthcare resources, including clinical site investigators and clinical site staff supporting the conduct of our clinical trials, to assist in the treatment of COVID-19 patients;
●	the diversion of employee resources otherwise focused on the conduct of our clinical trials due to sickness, safety concerns or government or employer imposed travel or working restrictions;
●	new federal, state and local government regulations or guidance that require us to change the way we conduct our clinical trials, require the interruption or termination of our clinical trials or that result in significant and unexpected new costs;

●	delays or difficulties in interactions with regulatory authorities, institutional review boards, ethics committees and key consultants and vendors due to layoffs, temporary leaves, terminations or other actions limiting available employee resources; and
●	the refusal of regulatory authorities to accept clinical trial data from clinical trials that have been negatively affected by COVID-19.

Any such delay, interruption or issue could materially and adversely affect our business, financial condition and results of operations.

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

In addition, the design of clinical trials, including trial endpoints, protocols and statistical analysis plans, can determine whether such trials will support product approvals, and flaws in the design of such trials may not become apparent until such trials are well-advanced. We may be unable to design and execute clinical trials to support regulatory approval. Further, clinical trials of product candidates often reveal that it is not practical or feasible to continue development efforts. If OCA or our other product candidates are found to be unsafe or lack sufficient efficacy for any indication, we will not be able to obtain or maintain regulatory approval for them, and our prospects and business may be materially and adversely affected.

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

We do not manufacture the pharmaceutical products that we sell or the product candidates that we are developing. We rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished product for our commercial sales and for our existing and anticipated clinical trials and preclinical studies. Any inability by our contract manufacturers to continue to provide services to us for any reason, including due to COVID-19 and related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions, business closures and disruptions and other public health safety measures, could disrupt the supply chain for our pharmaceutical products and product candidates and materially and adversely affect our commercialization efforts and clinical development program, and we may be unable to identify, qualify and engage replacement suppliers on terms that are favorable to us on a timely basis, if at all. The extent to which COVID-19 impacts the operations of our third-party contract manufactures will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the geographic spread of the disease, the duration of the outbreak, public health safety measures and the effectiveness of the actions taken to contain and treat the disease.

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

The facilities used by any contract manufacturer to manufacture OCA or any of our other product candidates are subject to inspection by the FDA and regulators in other jurisdictions. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products, including Ocaliva. If our manufacturers are unable to meet our requirements in accordance with our product specifications and applicable current Good Manufacturing Practices (“cGMP”) requirements, our products or product candidates will not be approved or, if already approved, may be subject to recall. In addition, if COVID-19 or related public health safety measures prevent the FDA, EMA or other relevant regulators from conducting manufacturing inspections or other regulatory activities with respect to manufacturing, it could significantly impact the ability of the FDA, EMA or such other regulators to timely review and process our regulatory submissions, which could have a material and adverse effect on our business and financial condition.

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

We depend on third-party vendors and CROs for certain of our clinical trial and product development activities. If any of these providers fail to comply with their contractual commitments or applicable regulatory obligations, including due to COVID-19 and related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions, business closures and disruptions and other public health safety measures, our business could be materially and adversely affected. In addition, if we are unable to maintain our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could materially and adversely affect our clinical trial and product development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that such a provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. Any third-party vendors and CROs that we retain are subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. The FDA, EMA and other relevant regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If these regulations are not adhered to by these providers, or if such providers fail to timely correct any non-compliance or if COVID-19 or related public health safety measures prevent the FDA, EMA or other relevant regulatory authorities from conducting inspections or other regulatory activities, the commercialization and development of our product candidates or approved products could be delayed, which could materially and adversely harm our business and financial condition.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States. Among other things, the purpose of the ACA was to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases each year, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including recent tax legislation that removed the financial penalties for people who do not carry health insurance and an Executive Order signed in October 2017 by President Trump directing federal agencies to modify how the ACA is implemented. There is still uncertainty over whether the ACA will undergo additional revisions, and we cannot predict the impact of any future modifications. Further, in December 2018, a federal district court in Texas ruled that the entire ACA was unconstitutional because it could not be considered an exercise of Congressional taxing authority following the repeal of the individual mandate penalties. In December 2019, a federal court of appeals upheld the district court's decision that the ACA individual mandate was unconstitutional absent financial penalties, but remanded the case back to the district court to determine whether the remaining provisions of the ACA were nonetheless valid. However, in March 2020, before the district court could rule on the ACA’s remaining provisions, the U.S. Supreme Court agreed to review the case. Oral arguments likely will occur in late 2020, and a decision is expected sometime before June 2021. We cannot predict the outcome of this, or any other, litigation regarding the ACA or the impact it may have on our business.

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of Ocaliva and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes considered by the Trump administration and the United States Congress. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. In addition, it is possible that additional governmental action is taken to address pricing concerns arising in connection with COVID-19. We cannot predict the success or impact of any such current or future federal or state legislative efforts.

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

In addition, we are closely evaluating the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH. Our field-based employees are working remotely and are interacting with healthcare professionals via digital communication technologies such as, where appropriate, video conferences, emails and phone calls. Many of the healthcare professionals that we call on are working from home and facing additional demands on their time due to COVID-19. We are experiencing increased competition for virtual appointments with healthcare professionals. Our increased utilization of virtual interactions and the reduced quantity of such interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel and negatively affect physician awareness and sales of Ocaliva. For example, we have begun to see a slowdown in Ocaliva new patient starts. Although new patient starts currently account for a small percentage of total Ocaliva prescriptions, should such slowdown continue it could negatively impact our future sales of Ocaliva. Further, our ability to launch OCA for liver fibrosis due to NASH, if approved, may be limited by the need to conduct our commercial activities virtually. We have not launched a product in these conditions in the past and cannot predict the effects that such conditions will have on demand for OCA for liver fibrosis due to NASH, if approved, in the short or long term. However, the need to conduct activities virtually may negatively impact our ability to connect with our customers during the launch of OCA for liver fibrosis due to NASH, if approved. It is also possible that COVID-19 may negatively affect our product sales due to patient challenges in accessing healthcare providers, significant increases in unemployment and the resulting loss of individual health insurance coverage, and an inability to access government healthcare programs due to backlogs or other factors. COVID-19 related public health restrictions could also present product distribution challenges as we activate new distribution channels for OCA for liver fibrosis due to NASH for the first time. As public health restrictions on travel and in-person interactions are relaxed, we may face additional challenges that limit our ability to fully resume in-person interactions, including the potential for additional outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee illness and childcare obligations during school closures. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to appropriately disseminate scientific information and conduct disease state education. The long-term effects of COVID-19 are unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in-person visits by pharmaceutical company representatives.

The degree of market acceptance of our approved products depends on a number of factors, including:

●	limitations, warnings, precautions, boxed warnings, contraindications, restrictions or other statements contained in the product labels of our products, or any risk mitigation programs such as a REMS required for our products by the FDA, EMA or other relevant regulatory authorities;
●	changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for any of our products, such as UDCA for the treatment of PBC;
●	limitations in the approved indications for our products;
●	demonstrated and perceived clinical safety and efficacy compared to competitive products;
●	a lack of adverse side effects, including deaths and other serious adverse events;
●	sales, marketing and distribution support;
●	the availability of reimbursement from managed care plans and other third-party payors;
●	the timing of the market introduction of competitive products;
●	the degree of cost-effectiveness;

●	availability of alternative therapies at similar or lower cost, including generic and over-the-counter products;
●	the extent to which our products are approved for inclusion on formularies of hospitals and managed care organizations;
●	whether and to what extent our products are recommended under physician treatment guidelines for the treatment of the indications for which we have received regulatory approval;
●	adverse publicity concerning our products or favorable publicity concerning competitive products;
●	the convenience and ease of administration of our products;
●	potential product liability claims; and
●	the effects of COVID-19 and related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions, business closures and disruptions and other public health safety measures.

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

Recruiting and training a commercial organization is expensive, time-consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing and distribution capabilities, including OCA for liver fibrosis due to NASH, if approved, is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel.

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

In addition, the effects of COVID-19 and related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions, business closures and disruptions and other public health safety measures may negatively impact our and our third-party collaborators’ productivity, limit the conduct of business operations and impair our and our third-party collaborators’ ability to execute our sales, marketing and distribution strategy.

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

Our collaborators may fail to develop our product candidates or effectively commercialize our products for a variety of reasons, including a lack of sufficient resources, a decision not to devote the necessary resources due to internal constraints, such as limited cash or human resources, a change in strategic focus, a failure to obtain the necessary regulatory approvals or business disruptions from COVID-19.

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

The effects of COVID-19 and related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions, business closures and disruptions and other public health safety measures may negatively impact our and our third-party service providers’ productivity, limit the conduct of business operations and impair our and our third-party service providers’ ability to conduct operations.

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

Some of the pharmaceutical and biotechnology companies that we may compete with include 89bio, Inc., Acorda Therapeutics, Inc., Affimune Limited, Akcea Therapeutics, Inc., Akero Therapeutics, Inc., Albireo Pharma, Inc., Allergan plc, Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., AstraZeneca plc, Blade Therapeutics, Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Can-Fite BioPharma Ltd., Celgene Corporation, Cirius Therapeutics, Inc., Corcept Therapeutics Incorporated, Dr. Falk Pharma GmbH, Durect Corporation, Eli Lilly and Company, Enanta Pharmaceuticals, Inc., Forma Therapeutics, Inc. Galectin Therapeutics Inc., Galecto Biotech AB, Galmed Pharmaceuticals Ltd., Genfit SA, Genkyotex, Gilead Sciences, Inc., GlaxoSmithKline plc, GRI Bio, Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Immuron Limited, Inventiva, Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nash Pharmaceuticals Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics B.V., Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Oramed Pharmaceuticals Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences Inc., Second Genome, Inc., Sinew Pharma Inc., Theratechnologies, Inc., Viking Therapeutics, Inc., Yagrit International Ltd and Zydus Pharmaceuticals (USA) Inc. Ocaliva competes with UDCA (or ursodiol), a first-line therapy approved for the treatment of PBC that is available generically at a significantly lower cost than Ocaliva. Although we have a license to develop and commercialize bezafibrate in the United States, bezafibrate has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH outside of the United States. Genfit SA has an ongoing Phase 3 clinical trial of elafibranor, a dual PPAR alpha/delta agonist, in NASH. Genfit is also studying elafibranor for the treatment of PBC. Gilead Sciences, Inc. is studying firsocostat, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases and cilofexor, an FXR agonist, in NASH patients. Gilead Sciences, Inc. is also studying a number of compounds in other liver diseases including PBC. Allergan plc has an ongoing Phase 3 clinical trial of cenicriviroc, a dual CCR2 and CCR5 inhibitor, for the treatment of NASH.

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

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization, a contract sales organization and third-party distributors depending on the jurisdiction. Our international operations and business relationships subject us to additional risks that may materially and adversely affect our business and ability to attain or sustain profitability, including:

●	the far-reaching anti-bribery and anti-corruption legislation in the United Kingdom, including the U.K. Bribery Act, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

●	compliance with complex import and export control laws;
●	restrictions on direct investments by foreign entities and trade restrictions;
●	differing regulatory requirements for drug approvals internationally and the inability to obtain necessary foreign regulatory, pricing or reimbursement approvals for our products in a timely manner, or at all;
●	potentially unfavorable payment terms and uncertainty regarding the collectability of accounts receivable from our counterparties in our international business;
●	difficulties in staffing and managing international operations;
●	potentially reduced protection for our intellectual property rights;
●	potential third-party patent rights in countries outside of the United States;
●	the potential for so-called “parallel importing,” which is what occurs when a local seller opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;
●	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;
●	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including countries in Europe;
●	compliance with tax, employment, immigration and labor laws applicable to our employees working or traveling abroad;
●	taxes in other countries;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other transactional risks incident to doing business in foreign countries;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;

●	business interruptions resulting from geo-political actions, including war and terrorism, global health emergencies, such as COVID-19, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and
●	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personally identifiable information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our information security systems and those of our third party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information we collect or use in our business. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, personally identifiable information or other protected information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could prevent us from obtaining regulatory approval or delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and be subject to regulatory fines and penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the reliance on remote working technologies by our employees and third party partners due to COVID-19 and related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions and other public health safety measures and the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

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

In July 2016, U.S. and European Commission officials adopted a new framework called the European Union-U.S. Privacy Shield to govern cross-border flows of personal information. We adopted the European Union-U.S. Privacy Shield and have certified to its requirements since October 2016. In May 2018, the General Data Protection Regulation (the “GDPR”) took effect in the European Union. The GDPR imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than previous European Union data protection legislation. In addition, although we have implemented certain measures as a result of Brexit to allow for the transfer of personal information between the European Union member states and the United Kingdom, we may need to develop additional mechanisms to permit for the transfer of this data. Implementation of the GDPR and other changes in privacy and data protection laws or regulations could require changes to certain of our business practices, thereby increasing our costs. While we are actively employing the European Union-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield as a means to legitimize the transfer of personal information from the European Union and Switzerland to the United States, and are engaging in activities to comply with the GDPR requirements, we may be unsuccessful in these efforts. In addition, if currently available mechanisms utilized for the transfer of personal information, such as the European Union-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield, are invalidated in litigation or otherwise, we may not be able to employ suitable mechanisms to continue such transfers and our ability to conduct our business may be materially impacted.

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. There is a degree of uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies, such as cloud computing. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. As a result, our practices may not comply in the future with all such privacy and data protection laws. Varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business. A determination that we have violated any privacy or data protection laws could result in significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation. For example, administrative fines of up to the greater of €20 million and 4% of our global turnover may be imposed for breaches of the GDPR; we may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of the GDPR exercise their right to receive compensation against us.

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

We have significantly expanded our operations and plan to continue our expansion to support our future development strategy for OCA for indications other than PBC, including liver fibrosis due to NASH. We may experience difficulties in managing our significant growth.

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

In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Global Select Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees in connection with COVID-19 and related government-imposed shelter-in-place mandates and other public health safety measures, our business and results of operations would likely be materially and adversely affected.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, cyber liability, products liability and directors’ and officers’ insurance. We do not know, however, if our current levels of coverage are adequate or if we will be able to obtain insurance with adequate levels of coverage in the future, if at all. Any significant uninsured liability may require us to pay substantial amounts, which could materially and adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price, among other factors, may result in us being required to pay substantially higher premiums for our directors’ and officers’ insurance, and may make it difficult for us to obtain adequate coverage on reasonable terms, if at all.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, such as the Tax Cuts and Jobs Act enacted in 2017 (the

“TCJA”), the accounting for stock options and other stock-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings in different jurisdictions, the outcome of audits or other examinations by the U.S. Internal Revenue Service (the “IRS”) and tax regulators in other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets and changes to our ownership or capital structure.

The impact on our effective income tax rate resulting from these factors may be significant and could adversely affect our results of operations.

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

Others have filed, and in the future, are likely to file, patent applications covering products and technologies that are similar or competitive to ours, or may be important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in infringement, interference, derivation, opposition, nullity, invalidity or other similar proceedings before U.S. or non-U.S. patent offices or courts.

The degree to which our patents protect our products may be limited due to a number of factors. For example:

●	others may be able to develop and market products that are similar to our products or product candidates but not covered by the claims of our patents;
●	we might not have been the first to make the inventions covered by our patents or pending patent applications;
●	we might not have been the first to file patent applications for these inventions;
●	patents that we obtain may not provide us with competitive advantages or exclusivity in a particular product area or indication or for the length of time we have anticipated; or
●	the patents of others may have an adverse effect on our business.

We are the owner of record of numerous issued U.S. and non-U.S. patents and patent applications with claims directed to pharmaceutical compounds, pharmaceutical compositions, formulations, methods of making these compounds and methods of using these compounds in various indications.

Our issued patents for OCA are expected to expire between 2022 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid. Without patent protection, including patent protection covering the composition of matter, methods of using and formulations of our products and product candidates, our ability to stop others from making, using, selling, offering to sell or importing our products and product candidates may be limited.

Due to the patent laws of a specific country in which we are seeking patent protection, the decisions of a patent examiner in a specific country in which we are seeking patent protection or our own filing strategies, we ultimately may not obtain patent coverage for all of our products and product candidates for which we have filed a patent application. While we plan to pursue patent protection in the United States and other countries to obtain claim coverage for all of our inventions, we cannot be certain that such patent rights will be granted or that the scope of any patent granted will prevent third parties from selling the same or similar products.

If we do not obtain protection under the Hatch-Waxman Act in the United States (and similar legislation outside of the United States) extending the terms of our patents and/or providing data or other exclusivity for our products and product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our products, U.S. patents may be eligible for a limited extension of patent term under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits an extension of patent term for one patent of up to five years as compensation for patent term lost during product development and the FDA regulatory review process, so long as the total period of patent term extension does not exceed 14 years from the date of approval. However, an extension may not be granted because of, for example, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or failure to satisfy applicable requirements. Moreover, the applicable time period or scope of patent protection afforded could be less than what is requested. If we are unable to obtain patent term extension or the term of any such extension is less than what we request, the period during which we will have the right to exclusively market our product may be shorter than anticipated, our competitors may obtain approval of competing products following our patent expiration and our revenue could be reduced, possibly materially.

Our primary composition of matter patent for OCA, US 7,138,390 (the “‘390” patent), expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, and pursuant to the Hatch-Waxman Act, we applied for an extension of the patent term for the ‘390 patent in the United States through 2027. Similarly, in connection with the conditional approval of Ocaliva for PBC in the European Union, we applied for supplementary patent certification (“SPC”)

to extend the patent term for this patent in the European Union through 2027. To date, we have received grants of SPC in Austria, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued patents for OCA are expected to expire between 2022 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to file patent infringement lawsuits or engage in other adversarial proceedings to stop another party from making, using, selling, offering for sale or importing the inventions claimed in any of our patents, that individual or company alleged to be infringing has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable or not infringed, and that we do not have the right to stop the other party from making, using, selling, offering for sale or importing the inventions. In addition, over the past 20 years, the U.S. Supreme Court and the U.S. Congress have modified certain examination procedures utilized by the USPTO in granting patents, which has raised the standard of patentability for some types of inventions. Such modifications may reduce the likelihood that we will be able to obtain patent protection and increase the likelihood of challenges to our patents or the patents we license.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and/or delay, halt or increase the costs of our commercialization efforts.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that the use, manufacture, sale, offer for sale or importation of our products will not infringe third-party patents. Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products and product candidates. The defense of these lawsuits is often costly and could affect our results of operations and divert the attention of our management and scientific personnel. There is also a risk that a court could decide that we or our manufacturing or commercialization partners are infringing the third party’s patents and order us or our partners to stop the activities covered by the patents. In that event, we or our partners may be required to halt or delay commercialization or development of the relevant product or product candidate. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party’s patents, and we may be subject to indemnification obligations with respect to any such payments made by our partners. There is a vast array of patents and patent applications that claim various pharmaceuticals inventions and it is not always clear to industry participants, including us, which patents cover various types of products, product candidates or methods of use. The coverage of patents is subject to interpretation by the courts, and such interpretation is not always uniform.

If we are sued for patent infringement, we would need to demonstrate that the relevant patent is not enforceable or that our products, product candidates or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid. Proving invalidity, non-infringement and/or unenforceability is difficult, and we may not be successful. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in such proceedings, we may incur substantial costs and divert our management’s time and attention, which could have a material adverse effect on our business. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we fail to obtain a license, develop or obtain non-infringing technology or defend an infringement action successfully, we may incur substantial monetary damages, encounter significant delays in the commercialization of our products and product candidates and be precluded from manufacturing or selling our products and product candidates.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019, the factors that may result in wide fluctuations in the price of our common stock include any:

●	delay, failure or receipt of regulatory approval for our product candidates, including OCA for liver fibrosis due to NASH;
●	delay, failure or receipt of additional marketing authorizations for Ocaliva or our product candidates, including OCA for liver fibrosis due to NASH, in our target markets;
●	failure to successfully commercialize our approved products in the United States, Europe and our other target markets, or our inability to maintain regulatory approval for Ocaliva or our other approved products in such markets;
●	clinical trial failure, including any such failure resulting from issues, delays or difficulties in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our clinical trials, such as our NASH and PBC trials;

●	the effects of COVID-19 and related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions, business closures and disruptions and other public health safety measures;
●	inability to obtain additional funding;
●	delay in filing an investigational new drug application, NDA, MAA or comparable submission for any of our product candidates, and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;
●	potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates;
●	inability to obtain adequate product supply of Ocaliva, OCA for liver fibrosis due to NASH or any of our other product candidates or the inability to do so at acceptable prices;
●	results of clinical trials of our competitors’ products and product candidates;
●	regulatory or advisory committee actions or recommendations with respect to our products or product candidates, including Ocaliva or OCA for liver fibrosis due to NASH, or our competitors’ products or product candidates;
●	changes in laws or regulations applicable to our products or product candidates;
●	failure to meet or exceed financial projections or guidance we may provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	competition from existing products or new products that may emerge;
●	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key management or scientific personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional financing efforts;
●	disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	sales of our common stock by us, our insiders or our other stockholders;

●	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements, or prevent system failures, data breaches or violations of data protection laws;
●	market conditions for biopharmaceutical stocks in general; and
●	general economic, industry and market conditions

Any of these factors could also affect the trading price of the Convertible Notes.

Furthermore, stock markets in general and the market for biotechnology companies in particular have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. A number of factors, including global health emergencies (e.g., COVID-19), general economic, political and market conditions, recessions, interest rate changes or international currency fluctuations may negatively impact the market price of our securities, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been in the past, and are currently subject to this type of litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, you could incur substantial losses.

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

We may in the future raise funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in May 2019, we issued and sold an aggregate of 2,879,760 shares of common stock and $230.0 million aggregate principal amount of the 2026 Convertible Notes, in April 2018, we issued and sold an aggregate of 4,257,813 shares of common stock and in July 2016, we issued and sold $460.0 million aggregate principal amount of the 2023 Convertible Notes. Conversions of the Convertible Notes will dilute the ownership interests of existing shareholders to the extent that we elect to deliver shares of our common stock (or a combination of cash and shares of our common stock) in connection therewith. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock. We may also issue shares of common stock, stock options, restricted stock, restricted stock units or other stock-based awards under our existing or future equity incentive plans or other employee or director compensation plans. The issuance of additional shares of common stock (including pursuant to conversions of the Convertible Notes) or other securities convertible into or exchangeable for our common stock, or the perception that such issuances may occur, may materially and adversely affect the price of our common stock and the Convertible Notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended March 31, 2020.

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

January 1, 2020 through January 31, 2020	2,408	$123.92	—	—
February 1, 2020 through February 29, 2020	1,487	$92.75	—	—
March 1, 2020 through March 31, 2020	69	$71.82	—	—
Total	3,964	$111.32	—	—
(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2020 (unaudited) and December 31, 2019 (audited), (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three-month periods ended March 31, 2020 and 2019 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2020 and 2019 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INTERCEPT PHARMACEUTICALS, INC.

Date: May 11, 2020	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer and Treasurer
(Principal Financial Officer)