Form 10-Q
period 2020-06-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2020-08-10
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2020 was 32,980,804.

Intercept Pharmaceuticals, Inc.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019 (Audited)	6

	Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2020 and 2019 (Unaudited)	7

	Condensed Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2020 and 2019 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and six-month periods ended June 30, 2020 and 2019 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2020 and 2019 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 5.	Other Information	94

Item 6.	Exhibits	95

Exhibit Index		96

Signatures		97

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company” refer, collectively, to Intercept Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, but not limited to, statements regarding the progress, timing and results of our clinical trials, including our clinical trials for the treatment of nonalcoholic steatohepatitis (“NASH”), the safety and efficacy of our approved product, Ocaliva (obeticholic acid or “OCA”) for primary biliary cholangitis (“PBC”), and our product candidates, including OCA for liver fibrosis due to NASH, the timing and acceptance of our regulatory filings and the potential approval of OCA for liver fibrosis due to NASH, the review of our New Drug Application for OCA for the treatment of liver fibrosis due to NASH by the U.S. Food and Drug Administration (the “FDA”), our intent to work with the FDA to address the issues raised in the complete response letter (“CRL”), the potential commercial success of OCA, as well as our strategy, future operations, future financial position, future revenue, projected costs, financial guidance, prospects, plans and objectives.

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;

●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;

●	the impact of COVID-19, including any impact on our results of operations or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$50,778	$70,055
Restricted cash	6,159	4,725
Investment debt securities, available-for-sale	483,697	582,567
Accounts receivable, net of allowance for credit losses of $208 and $0, respectively	39,776	38,044
Prepaid expenses and other current assets	26,242	25,924
Total current assets	606,652	721,315
Fixed assets, net	4,262	5,202
Inventory	8,659	8,462
Security deposits	6,856	6,661
Other assets	11,065	13,246
Total assets	$637,494	$754,886
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$155,499	$153,968
Short-term interest payable	8,037	8,037
Total current liabilities	163,536	162,005
Long-term liabilities:
Long-term debt	546,013	532,078
Long-term other liabilities	6,741	9,247
Total liabilities	$716,290	$703,330
Commitments and contingencies (Note 17)
Stockholders’ (deficit) equity:
Common stock par value $0.001 per share; 90,000,000 and 45,000,000 shares authorized; 32,980,804 and 32,853,066 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	33	33
Additional paid-in capital	2,202,026	2,176,133
Accumulated other comprehensive loss, net	(1,125)	(1,144)
Accumulated deficit	(2,279,730)	(2,123,466)
Total stockholders’ (deficit) equity	(78,796)	51,556
Total liabilities and stockholders’ (deficit) equity	$637,494	$754,886

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue:
Product revenue, net	$77,249	$65,894	$149,901	$117,741
Licensing revenue	—	406	—	811
Total revenue	77,249	66,300	149,901	118,552
Operating expenses:
Cost of sales	1,877	677	2,729	1,251
Selling, general and administrative	93,360	69,683	191,918	146,910
Research and development	34,042	59,599	90,729	117,995
Total operating expenses	129,279	129,959	285,376	266,156
Operating loss	(52,030)	(63,659)	(135,475)	(147,604)
Other income (expense):
Interest expense	(11,933)	(9,884)	(23,710)	(17,723)
Other income, net	682	2,123	2,921	3,637
Total other (expense), net	(11,251)	(7,761)	(20,789)	(14,086)
Net loss	$(63,281)	$(71,420)	$(156,264)	$(161,690)
Net loss per common and potential common share:
Basic and diluted	$(1.92)	$(2.28)	$(4.74)	$(5.29)
Weighted average common and potential common shares outstanding:
Basic and diluted	32,960	31,316	32,941	30,542

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss	$(63,281)	$(71,420)	$(156,264)	$(161,690)
Other comprehensive income:
Net changes related to available-for-sale investment debt securities:
Unrealized gains on investment debt securities	3,123	392	960	1,195
Reclassification adjustment for realized gains on investment debt securities included in other income, net	44	—	53	4
Net unrealized gains on investment debt securities	$3,167	$392	$1,013	$1,199
Foreign currency translation (losses) gains	(488)	(59)	(1,000)	224
Other comprehensive income	$2,679	$333	$13	$1,423
Comprehensive loss	$(60,602)	$(71,087)	$(156,251)	$(160,267)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

	Three months ended June 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Deficit
Balance - March 31, 2020	32,937	$33	$2,185,501	$(3,804)	$(2,216,449)	$(34,719)
Stock-based compensation	—	—	16,083	—	—	16,083
Net proceeds from exercise of stock options	47	—	731	—	—	731
Employee withholding taxes related to stock-based awards	(3)	—	(289)	—	—	(289)
Other comprehensive income	—	—	—	2,679	—	2,679
Net loss	—	—	—	—	(63,281)	(63,281)
Balance - June 30, 2020	32,981	$33	$2,202,026	$(1,125)	$(2,279,730)	$(78,796)

	Six months ended June 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity (Deficit)
Balance - December 31, 2019	32,853	$33	$2,176,133	$(1,144)	$(2,123,466)	$51,556
Stock-based compensation	—	—	28,556	—	—	28,556
Net proceeds from exercise of stock options	135	—	(1,052)	—	—	(1,052)
Employee withholding taxes related to stock-based awards	(7)	—	(1,611)	—	—	(1,611)
Other comprehensive income	—	—	—	19	—	19
Net loss	—	—	—	—	(156,264)	(156,264)
Balance - June 30, 2020	32,981	$33	$2,202,026	$(1,125)	$(2,279,730)	$(78,796)

	Three months ended June 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit) Equity
Balance - March 31, 2019	29,777	$30	$1,815,193	$(1,169)	$(1,869,055)	$(55,001)
Stock-based compensation	—	—	14,782	—	—	14,782
Recognition of debt discount on 2026 Convertible Notes	—	—	59,338	—	—	59,338
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	2,880	3	227,177	—	—	227,180
Net proceeds from exercise of stock options	39	—	795	—	—	795
Employee withholding taxes related to stock-based awards	—	—	(804)	—	—	(804)
Other comprehensive income	—	—	—	333	—	333
Net loss	—	—	—	—	(71,420)	(71,420)
Balance - June 30, 2019	32,696	$33	$2,116,481	$(836)	$(1,940,475)	$175,203

	Six months ended June 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity
Balance - December 31, 2018	29,694	$30	$1,800,144	$(2,259)	$(1,778,785)	$19,130
Stock-based compensation	—	—	29,679	—	—	29,679
Recognition of debt discount on 2026 Convertible Notes	—	—	59,338	—	—	59,338
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	2,880	3	227,177	—	—	227,180
Net proceeds from exercise of stock options	122	—	1,738	—	—	1,738
Employee withholding taxes related to stock-based awards	—	—	(1,595)	—	—	(1,595)
Other comprehensive income	—	—	—	1,423	—	1,423
Net loss	—	—	—	—	(161,690)	(161,690)
Balance - June 30, 2019	32,696	$33	$2,116,481	$(836)	$(1,940,475)	$175,203

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(156,264)	$(161,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	28,556	29,679
(Accretion) amortization of (discount) premium on investment debt securities	1,344	(570)
Amortization of deferred financing costs	1,242	958
Depreciation	1,572	1,925
Non-cash operating lease cost	3,175	2,685
Gain on lease termination	—	(1,995)
Loss on the disposal of fixed assets	—	2,682
Accretion of debt discount	12,693	8,715
Provision for allowance of credit losses	208	—
Changes in operating assets:
Accounts receivable	(2,212)	(10,666)
Prepaid expenses and other current assets	(2,984)	(3,741)
Inventory	(750)	(578)
Security deposits	(247)	849
Other assets	—	(19,622)
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	3,686	14,597
Operating lease liabilities	(3,592)	(3,359)
Interest payable	—	575
Deferred revenue	—	(810)
Long-term other liabilities	—	10,993
Net cash (used in) operating activities	(113,573)	(129,373)
Cash flows from investing activities:
Purchases of investment debt securities	(187,188)	(451,902)
Sales and maturities of investment debt securities	285,727	181,575
Purchases of equipment, leasehold improvements, and furniture and fixtures	(658)	(1,024)
Net cash provided by (used in) investing activities	97,881	(271,351)
Cash flows from financing activities:
Proceeds from issuance of 2026 Convertible Notes, net of issuance costs	—	223,424
Proceeds from issuance of common stock, net of issuance costs	—	227,180
Proceeds from exercise of options, net	1,300	1,738
Payments of employee withholding taxes related to stock-based awards	(1,611)	(1,595)
Net cash (used in) provided by financing activities	(311)	450,747
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,840)	230
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,843)	50,253
Cash, cash equivalents and restricted cash at beginning of period	74,780	43,248
Cash, cash equivalents and restricted cash at end of period	$56,937	$93,501
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$1,006	$—

Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$50,778	$93,501
Restricted cash	6,159	—
Total cash, cash equivalents and restricted cash	$56,937	$93,501

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

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

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

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the six-month period ended June 30, 2020 (in thousands):

Balance at December 31, 2019	$—
Provision for credit losses	219
Write-offs	(11)
Balance at June 30, 2020	$208

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

4.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$50,778	$—	$—	$—	$50,778
Total cash and cash equivalents	50,778	—	—	—	50,778
Investment debt securities:
Commercial paper	8,487	—	1	(3)	8,485
Corporate debt securities	469,394	—	1,859	(57)	471,196
U.S. treasuries	4,007	—	9	—	4,016
Total investment debt securities	481,888	—	1,869	(60)	483,697
Total cash, cash equivalents and investment debt securities	$532,666	$—	$1,869	$(60)	$534,475

	As of December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$62,557	$—	$—	$62,557
Commercial paper	7,498	—	—	7,498
Total cash and cash equivalents	70,055	—	—	70,055
Investment debt securities:
Commercial paper	42,806	43	(1)	42,848
Corporate debt securities	538,965	835	(81)	539,719
Total investment debt securities	581,771	878	(82)	582,567
Total cash, cash equivalents and investment debt securities	$651,826	$878	$(82)	$652,622

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of June 30, 2020
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$5,989	$(3)	$—	$—	$5,989	$(3)
Corporate debt securities	65,670	(56)	12,149	(1)	77,819	(57)
Total	$71,659	$(59)	$12,149	$(1)	$83,808	$(60)

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$11,976	$(1)	$—	$—	$11,976	$(1)
Corporate debt securities	121,684	(81)	—	—	121,684	(81)
Total	$133,660	$(82)	$—	$—	$133,660	$(82)

At June 30, 2020, the Company had 26 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaled $3.5 million at June 30, 2020, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

	(in thousands)
June 30, 2020
Assets
Cash and cash equivalents:
Money market funds	$21,850	$21,850	$—	$—
Available-for-sale investment debt securities:
Commercial paper	8,485	—	8,485	—
Corporate debt securities	471,196	—	471,196	—
U.S. treasuries	4,016	—	4,016	—
Total financial assets	$505,547	$21,850	$483,697	$—

December 31, 2019
Assets
Cash and cash equivalents:
Money market funds	$19,376	$19,376	$—	$—
Commercial paper	7,498	—	7,498	—
Available-for-sale investment debt securities:
Commercial paper	42,848	—	42,848	—
Corporate debt securities	539,719	—	539,719	—
Total financial assets	$609,441	$19,376	$590,065	$—

The aggregate fair value of all available-for-sale investment debt securities (commercial paper, corporate debt securities and U.S. treasuries), by contractual maturity, are as follows:

	Fair Value as of
	June 30, 2020	December 31, 2019

	(in thousands)
Due in one year or less	$393,522	$473,602
Due after one year through two years	90,175	116,463
Total investment debt securities	$483,697	$590,065

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

6.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	June 30, 2020	December 31, 2019

		(in thousands)
Office equipment and software	3	$4,532	$4,386
Leasehold improvements	Shorter of remaining lease term or useful life	10,742	10,489
Furniture and fixtures	7	4,177	4,032
Subtotal		19,451	18,907
Less: accumulated depreciation		(15,189)	(13,705)
Fixed assets, net		$4,262	$5,202

7.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Work-in-process	$8,320	$8,302
Finished goods	339	160
Inventory	$8,659	$8,462

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

Operating lease assets and liabilities are classified on the condensed consolidated balance sheets as follows:

Leases	Classification	June 30, 2020	December 31, 2019

Assets		(in thousands)
Operating lease assets	Other assets	$11,065	$13,246
Total leased assets		$11,065	$13,246

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$6,104	$6,456
Noncurrent
Operating lease liabilities	Long-term other liabilities	6,741	9,222
Total operating lease liabilities		$12,845	$15,678

Operating lease costs for the three and six-month periods ended June 30, 2020 and 2019, are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2020	2019	2020	2019

		(in thousands)		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$1,730	$1,469	$3,469	$3,147
Short-term lease cost	Selling, general and administrative expenses	1,542	528	1,963	1,354
Variable lease cost	Selling, general and administrative expenses	364	172	611	396
Sublease income	Other income, net	6	(184)	(114)	(364)
Net lease cost		$3,642	$1,985	$5,929	$4,533

The weighted-average remaining term of the Company’s operating leases was 2.2 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 3.9% as of June 30, 2020.

Cash payments included in the measurement of the Company’s operating lease liabilities reported in operating cash flows were $1.9 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Company obtained a ROU asset of $1.0 million in exchange for new operating lease obligations of $1.0 million.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of June 30, 2020 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2020	$3,583
2021	6,484
2022	2,349
2023	903
2024	376
Thereafter	—
Total lease payments	13,695
Less: Present value discount	(850)
Total operating lease liabilities	$12,845

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Accounts payable	$28,025	$18,975
Accrued employee compensation	21,721	26,483
Accrued contracted services	69,021	74,486
Accrued rebates, discounts and other incentives	25,140	21,529
Operating lease liabilities	6,104	6,456
Other liabilities	5,488	6,039
Accounts payable, accrued expenses and other liabilities	$155,499	$153,968

Research & Development Tax Credit

The Company has benefited from the U.K. Small and Medium-sized Enterprise R&D Tax Credit scheme, or the SME scheme, under which it can obtain a tax credit of up to 33.4% of eligible research and development expenses incurred by the Company in the U.K.. Eligible expenses generally include employment costs for research staff, consumables, software and certain internal overhead costs incurred as part of research projects.

The Company has submitted claims seeking to obtain tax credits for qualifying R&D expenses incurred in the 2015, 2016 and 2017 calendar years. As described further in Note 13, the 2015 and 2016 claim was finalized during the quarter ended June 30, 2020, and therefore the $10.5 million payment received in September 2019, which was previously deferred, was released into income.

With respect to the 2017 claim, in June 2020, the Company received a payment of $9.4 million from Her Majesty’s Revenue and Customs (HMRC), the U.K.’s government tax authority. Given the claim review has not been finalized for the 2017 year, the $9.4 million credit received is recorded as a deferred liability within Accounts payable, accrued expenses, and other liabilities.

10.  Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
2023 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	230,000	230,000
Long-term debt, gross	690,000	690,000
Less: Unamortized debt discounts and fees	(143,987)	(157,922)
Long-term debt, net	$546,013	$532,078

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

The fair value of the 2026 Convertible Notes was approximately $166.6 million and $294.9 million at June 30, 2020 and December 31, 2019, respectively, and was determined using Level 2 inputs based on quoted market values.

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

The fair value of the 2023 Convertible Notes was approximately $345.8 million and $463.5 million at June 30, 2020 and December 31, 2019, respectively, and was determined using Level 2 inputs based on quoted market values.

Interest Expense on Convertible Notes

Interest expense was $11.9 million and $9.9 million for the three months ended June 30, 2020 and 2019, respectively, and $23.7 million and $17.7 million for the six months ended June 30, 2020 and 2019, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $8.1 million and $8.1 million as of June 30, 2020 and December 31, 2019, respectively. The Company recorded debt issuance costs of $19.0 million, which are being amortized using the effective interest method. As of June 30, 2020, $12.0 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-term debt. Cash payments for interest were $9.8 million and $7.5 million for the six months ended June 30, 2020 and 2019, respectively.

11.  Product Revenue, Net

The Company recognized net sales of Ocaliva of $77.2 million and $65.9 million for the three months ended June 30, 2020 and 2019, respectively and $149.9 million and $117.7 million for the six months ended June 30, 2020 and 2019, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Product revenue, net:
U.S.	$59,629	$50,691	$110,408	$88,682
ex-U.S.	17,620	15,203	39,493	29,059
Total product revenue, net	$77,249	$65,894	$149,901	$117,741

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

The Company recognized licensing revenue of $0 and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0 and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, under the Sumitomo Agreement.

13. Research and Development Tax Credit

The Company has benefited from the U.K. Small and Medium-sized Enterprise R&D Tax Credit scheme, or the SME scheme, under which it can obtain a tax credit of up to 33.4% of eligible research and development expenses incurred by the Company in the U.K.. Eligible expenses generally include employment costs for research staff, consumables, software and certain internal overhead costs incurred as part of research projects.

The Company submitted a claim seeking to obtain tax credits for qualifying R&D expenses incurred in the years ended December 31, 2015 and 2016. In September 2019, the Company received a partial payment of $10.5 million from HMRC. In April 2020, the Company received the remaining payment for the 2015 and 2016 claim years of $11.3 million.

Given the finalization and approval of the claim for 2015 and 2016, the Company recorded the U.K. research and development tax credit payments received of $22.0 million as a reduction of research and development expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2020.

14. Stockholders’ Equity

Increase in Authorized Shares of Common Stock

On May 28, 2020, at the 2020 Annual Meeting of Stockholders, the Company obtained approval from its stockholders to increase the number of authorized shares of the Company’s common stock, par value $0.001, from 45,000,000 shares to 90,000,000 shares. The increase in the authorized shares of common stock was effected pursuant to a Certificate of Amendment to the Company’s restated certificate of incorporation, filed with the Secretary of the State of Delaware on May 28, 2020.

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

15.  Stock Compensation

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

The estimated fair value of the stock options granted in the six months ended June 30, 2020 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the restricted stock units (“RSUs”) granted in the six months ended June 30, 2020 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the six months ended June 30, 2020 was determined utilizing the Monte Carlo simulation method.

The following table summarizes stock option activity during the six months ended June 30, 2020:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2019	1,981	$99.87	7.4	$65,662
Granted	670	$94.38	—	$—
Exercised	(22)	$52.20	—	$—
Cancelled/forfeited	(75)	$97.52	—	$—
Expired	(59)	$156.30	—	$—
Outstanding at June 30, 2020	2,495	$97.55	7.6	$2,254
Expected to vest	1,265	$90.42	8.9	$—
Exercisable	1,230	$104.89	6.3	$2,254

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those options that had exercise prices lower than the deemed fair value of the Company’s common stock. As of June 30, 2020, the total compensation cost related to non-vested option awards not yet recognized is approximately $63.3 million with a weighted average remaining vesting period of 1.43 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

Six Months Ended June 30,
	2020	2019
Volatility	61.9 - 87.1%	87.0 - 89.9%
Expected term (in years)	5.5 - 6.0	5.5 - 6.0
Risk-free rate	0.3 - 1.7%	1.8 - 2.9%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, restricted stock award (“RSA”), PRSU and performance restricted share award (“PRSA”) activity during the six months ended June 30, 2020:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2019	709	$88.39
Granted	464	$98.12
Vested	(152)	$77.76
Forfeited	(51)	$94.41
Non-vested awards at June 30, 2020	970	$94.01

As of June 30, 2020, there is approximately $72.5 million of total unrecognized compensation expense related to unvested RSUs, RSAs, PRSUs and PRSAs, which is expected to be recognized over a weighted average vesting period of 1.59 years.

During the six months ended June 30, 2020, the Company granted a total of 64,900 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $1.3 million of stock-based compensation related to such PRSUs during the six months ended June 30, 2020.

The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited. The Company has in the past, and may in the future, grant performance-based awards with vesting terms based on the achievement of specified goals. To the extent such awards do not contain a market condition, the Company recognizes no expense until achievement of the performance requirement is deemed probable. There are no awards with performance conditions outstanding as of June 30, 2020.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Selling, general and administrative	$12,249	$11,594	$21,972	$22,925
Research and development	3,834	3,188	6,584	6,754
Total stock-based compensation	$16,083	$14,782	$28,556	$29,679

16.  Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and six-month periods ended June 30, 2020 and 2019, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three and six-month periods ended June 30, 2020 and 2019, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Shares issuable upon conversion of Convertible Notes	4,435	4,435	4,435	4,435
Options	2,422	2,184	2,492	2,184
Unvested restricted stock units	849	615	893	615
Total	7,706	7,234	7,820	7,234

17. Commitments and Contingencies

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

Shareholder Litigation

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

Apotex Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Apotex PIV Notice”) from Apotex Inc. (“Apotex”) indicating that Apotex has submitted to the U.S. Food and Drug Administration (“FDA”) an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for primary biliary cholangitis prior to the expiration of the Company’s U.S. Patents Nos. 9,238,673 (the “‘673 Patent”), 10,047,117 (the “‘117 Patent”), 10,052,337 (the “‘337 Patent”), and 10,174,073 (the “‘073 Patent,” and collectively with the ‘673 Patent, ‘117 Patent and ‘337 Patent, the “Apotex Challenged Patents”), which are listed for Ocaliva in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The Apotex PIV Notice alleges that the Apotex Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Apotex’s ANDA. Apotex did not make a paragraph IV certification against the Company’s U.S. Patents Nos. 7,138,390 (the “‘390 Patent”), 8,058,267 (the “‘267 Patent”) or 8,377,916 the (“‘916 Patent”), which are also listed for Ocaliva in the Orange Book. The Company is evaluating its legal options, including a possible patent infringement suit against Apotex. If the Company files suit against Apotex within 45-days of receipt of the Apotex PIV Notice, the FDA cannot approve Apotex’s ANDA before November 27, 2023 or a court decision in Apotex’s favor, whichever is earlier.

Lupin Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Lupin PIV Notice”) from Lupin Limited (“Lupin”) indicating that Lupin has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for primary biliary cholangitis prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Lupin Challenged Patents”), which are listed for Ocaliva in the FDA’s Orange Book. The Lupin PIV Notice alleges that the Lupin Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Lupin’s ANDA. Lupin did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company is evaluating its legal options, including a possible patent infringement suit against Lupin. If the Company files suit against Lupin within 45 days of receipt of the Lupin PIV Notice, the FDA cannot approve Lupin’s ANDA before November 27, 2023 or a court decision in Lupin’s favor, whichever is earlier.

Amneal Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Amneal PIV Notice”) from Amneal Pharmaceuticals of New York, LLC, as U.S. agent for Amneal EU Limited (“Amneal”) indicating that Amneal has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for primary biliary cholangitis prior to the expiration of the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Amneal Challenged Patents”), which are listed for Ocaliva in the FDA’s Orange Book. The Amneal PIV Notice alleges that the Amneal Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Amneal’s ANDA. Amneal did not make a paragraph IV certification against the ‘390 Patent, the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company is evaluating its legal options, including a possible patent infringement suit against Amneal. If the Company files suit against Amneal within 45 days of receipt of the Amneal PIV Notice, the FDA cannot approve Amneal’s ANDA before November 27, 2023 or a court decision in Amneal’s favor, whichever is earlier.

Optimus Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Optimus PIV Notice”) from Optimus Pharma Pvt Ltd (“Optimus”) indicating that Optimus has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for primary biliary cholangitis prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Optimus Challenged Patents”) which are listed for Ocaliva in the FDA’s Orange Book. The Optimus PIV Notice alleges that the Optimus Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Optimus’s ANDA. Optimus did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company is evaluating its legal options, including a possible patent infringement suit against Optimus. If the Company files suit against Optimus within 45 days of receipt of the Optimus PIV Notice, the FDA cannot approve Optimus’s ANDA before November 27, 2023 or a court decision in Optimus’s favor, whichever is earlier.

MSN Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “MSN PIV Notice”) from MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (collectively, “MSN”) indicating that MSN has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for primary biliary cholangitis prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “MSN Challenged Patents”) which are listed for Ocaliva in the FDA’s Orange Book. The MSN PIV Notice alleges that the MSN Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in MSN’s ANDA. MSN did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company is evaluating its legal options, including a possible patent infringement suit against MSN. If the Company files suit against MSN within 45 days of receipt of the MSN PIV Notice, the FDA cannot approve MSN’s ANDA before November 27, 2023 or a court decision in MSN’s favor, whichever is earlier.

While the Company intends to vigorously defend and enforce its intellectual property rights protecting Ocaliva, the Company can offer no assurance as to when or if the lawsuits will be filed or decided, whether the lawsuits will be successful if filed, or that a generic equivalent of Ocaliva will not be approved and enter the market before the expiration of such patents.

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

Our lead product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a New Drug Application (“NDA”) to the FDA seeking accelerated approval of OCA for liver fibrosis due to NASH. In November 2019, the FDA accepted our NDA for filing and granted a priority review designation of OCA for liver fibrosis due to NASH. In December 2019, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) seeking conditional approval of OCA for liver fibrosis due to NASH. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process. We continue to work collaboratively with the EMA on its review of our MAA.

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

Recent Developments

OCA for Liver Fibrosis due to NASH

On June 29, 2020, we announced that the FDA had issued a complete response letter (“CRL”) stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. We plan to meet with the FDA as soon as possible to review the CRL and discuss the path forward for accelerated approval.

COVID-19

In March 2020, we announced new initiatives intended to ensure business continuity and support our employees during the evolving coronavirus (“COVID-19”) pandemic, while continuing the critical activities necessary to bring our approved medicines to patients. With respect to our ongoing clinical trials, we are continuing to closely monitor the COVID-19 situation and together with our contract research organizations, study sites and other partners, have taken measures intended to minimize disruption to these studies. Our pivotal Phase 3 NASH trials, REGENERATE and REVERSE, are fully enrolled and our focus is to provide support to participating sites and patients including, where appropriate, through the use of telemedicine, home care visits, direct delivery of medication and other measures. With respect to our ongoing PBC trials, we paused screening and randomization in March 2020 in our Phase 4 COBALT confirmatory outcomes trial evaluating Ocaliva for PBC and our Phase 2 study evaluating bezafibrate in combination with OCA for PBC. We have now reinitiated screening and randomization in our COBALT trial and intend to begin enrollment in our Phase 2 study evaluating bezafibrate in combination with OCA as soon as possible. With respect to our supply chain, we are working with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate disruptions to our product supplies. To protect the health of our employees and their families and communities, and in accordance with guidance issued by the U.S. Centers for Disease Control and Prevention, the World Health Organization and local authorities, our global workforce is largely working remotely and we are leveraging digital communication technologies where appropriate to facilitate interactions with patients, healthcare professionals and our other stakeholders.

In addition, we are closely evaluating the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC. Our field-based employees are generally working remotely and are interacting with healthcare professionals via digital communication technologies such as, where appropriate, video conferences, emails and phone calls. Many of the healthcare professionals that we call on are working from home, facing additional demands on their time due to COVID-19, and may cancel diagnostic, elective, specialty and other procedures and appointments to avoid non-essential patient exposure to medical environments and potential infection with COVID-19. We are experiencing increased competition for virtual appointments with healthcare professionals. Our increased utilization of virtual interactions and the reduced quantity of such interactions during the COVID-19 pandemic may reduce the effectiveness of our sales personnel and negatively affect physician awareness and sales of Ocaliva. In the second quarter of 2020, we saw a decline in Ocaliva new patient starts. Although new patient starts currently account for only a small percentage of total Ocaliva prescriptions, our future sales of Ocaliva could be negatively impacted if such decline continues. It is also possible that COVID-19 may negatively affect our product sales in the future due to patient challenges in accessing healthcare providers, significant increases in unemployment and the resulting loss of individual health insurance coverage, and an inability to access government healthcare programs due to backlogs or other factors. COVID-19 could affect the operations of the FDA and/or negatively impact data capture and data quality of our ongoing clinical trials, which could delay or otherwise materially affect our clinical development efforts and the review and approval of our product candidates, including OCA for liver fibrosis due to NASH. Further, our ability to timely and cost-effectively resolve issues raised in the CRL to the satisfaction of the FDA may prove more difficult as a result of COVID-19. As public health restrictions on travel and in-person interactions are modified or relaxed, we may continue to face challenges that limit our ability to fully resume in-person interactions, including the potential for additional outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee illness and childcare obligations during school closures. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to appropriately disseminate scientific information and conduct disease state education. The long-term effects of COVID-19 are unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in-person visits by pharmaceutical company representatives.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the outbreak, public health restrictions on travel and in-person interactions, business closures and disruptions, and the effectiveness of actions taken to contain and treat the disease. We cannot presently predict the duration, scope or severity of the potential effects of COVID-19 on our operations, including our clinical trials, regulatory submissions and reviews, supply chain or our ability to generate product sales from Ocaliva or, if approved, OCA for liver fibrosis due to NASH, and any such effects could have a material adverse impact on our business, results of operation and financial condition. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

We recognized net sales of Ocaliva of $77.2 million and $65.9 million for the three months ended June 30, 2020 and 2019, respectively, and $149.9 million and $117.7 million for the six months ended June 30, 2020 and 2019, respectively.

We have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for primary biliary cholangitis prior to the expiration of certain patents protecting Ocaliva. We are evaluating our legal options, including possible patent infringement suits against each of the generic drug manufacturers. While we intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva, we can offer no assurance as to when or if the lawsuits will be filed or be decided, whether the lawsuits will be successful if filed, or that a generic equivalent of Ocaliva will not be approved and enter the market before the expiration of such patents. See Note 17 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

The Company recognized licensing revenue of $0 and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0 and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. The licensing revenue in 2019 relates to the amortization of the upfront payments under the Sumitomo Agreement.

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative expenses as a result of, among other initiatives, the launch and commercialization of Ocaliva for PBC in the United States, Europe and our other target markets. In addition, we have incurred significant selling, general and administrative expenses and may in the future incur similar expenses in connection with the preparation for the potential commercialization of OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, and the build-out of our general and administrative infrastructure in the United States and abroad.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Revenue:
Product revenue, net	$77,249	$65,894
Licensing revenue	—	406
Total revenue	77,249	66,300

Operating expenses:
Cost of sales	1,877	677
Selling, general and administrative	93,360	69,683
Research and development	34,042	59,599
Total operating expenses	129,279	129,959

Other income (expense):
Interest expense	(11,933)	(9,884)
Other income, net	682	2,123
Total other (expense), net	(11,251)	(7,761)
Net loss	$(63,281)	$(71,420)

Revenues

Product revenue, net was $77.2 million and $65.9 million for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, product revenue, net was comprised of U.S. Ocaliva net sales of $59.6 million and $50.7 million, respectively, and ex-U.S. Ocaliva net sales of $17.6 million and $15.2 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the three months ended June 30, 2020 and 2019, licensing revenue was $0 and $0.4 million, respectively. In the case of the three months ended June 30, 2019, revenues were related to the amortization of upfront payments under the Sumitomo Agreement.

Cost of sales

Cost of sales was $1.9 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively. Our cost of sales for the three months ended June 30, 2020 and 2019 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $93.4 million and $69.7 million for the three months ended June 30, 2020 and 2019, respectively. The $23.7 million net increase between periods was primarily driven by organizational growth and additional activities associated with our preparation for the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $34.0 million and $59.6 million for the three months ended June 30, 2020 and 2019, respectively. The $25.6 million net decrease between periods was primarily driven by UK R&D tax credits of $22.0 million recognized as a reduction of research and development expenses during the three months ended June 30, 2020 and lower NASH development costs, including the conclusion of enrollment activities for the REVERSE and REGENERATE studies.

Interest expense

Interest expense was $11.9 million and $9.9 million for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, interest expense related to the $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”) that we issued in May 2019 and the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”) that we issued in July 2016.

Other income, net

Other income, net was $0.7 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the three months ended June 30, 2020 and 2019, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Revenue:
Product revenue, net	$149,901	$117,741
Licensing revenue	—	811
Total revenue	149,901	118,552

Operating expenses:
Cost of sales	2,729	1,251
Selling, general and administrative	191,918	146,910
Research and development	90,729	117,995
Total operating expenses	285,376	266,156

Other income (expense):
Interest expense	(23,710)	(17,723)
Other income, net	2,921	3,637
Total other (expense), net	(20,789)	(14,086)
Net loss	$(156,264)	$(161,690)

Revenues

Product revenue, net was $149.9 million and $117.7 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, product revenue, net was comprised of U.S. Ocaliva net sales of $110.4 million and $88.7 million, respectively, and ex-U.S. Ocaliva net sales of $39.5 million and $29.0 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the six months ended June 30, 2020 and 2019, licensing revenue was $0 and $0.8 million, respectively. In the case of the six months ended June 30, 2019, revenues were related to the amortization of upfront payments under the Sumitomo Agreement.

Cost of sales

Cost of sales was $2.7 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. Our cost of sales for the six months ended June 30, 2020 and 2019 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $191.9 million and $146.9 million for the six months ended June 30, 2020 and 2019, respectively. The $45.0 million net increase between periods was primarily driven by increases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $90.7 million and $118.0 million for the six months ended June 30, 2020 and 2019, respectively. The $27.3 million net decrease between periods was primarily driven by UK R&D tax credits recognized as a reduction of research and development expenses during the six months ended June 30, 2020 and lower NASH development costs resulting from the conclusion of enrollment activities for the REVERSE and REGENERATE studies.

Interest expense

Interest expense was $23.7 million and $17.7 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, interest expense related to the 2026 Convertible Notes that we issued in May 2019 and the 2023 Convertible Notes that we issued in July 2016.

Other income, net

Other income, net was $2.9 million and $3.6 million for the six months ended June 30, 2020 and 2019, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the six months ended June 30, 2020 and 2019, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(113,573)	$(129,373)
Investing activities	97,881	(271,351)
Financing activities	(311)	450,747
Effect of exchange rate changes	(1,840)	230
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,843)	$50,253

Operating Activities. Net cash used in operating activities of approximately $113.6 million during the six months ended June 30, 2020 was primarily a result of our $156.3 million net loss and a net decrease in operating assets and liabilities of $6.1 million, partially offset by $28.6 million in stock-based compensation, $8.1 million for accretion of the discount on the 2023 Convertible Notes, $4.6 million for accretion of the discount on the 2026 Convertible Notes, $3.2 million for non-cash operating lease costs and $1.6 million of depreciation. Cash flows for the six months ended June 30, 2020 include cash receipts of $20.7 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

Net cash used in operating activities of approximately $129.4 million during the six months ended June 30, 2019 was primarily a result of our $161.7 million net loss, a net decrease in operating assets and liabilities of $11.8 million and a gain on lease termination of $2.0 million, partially offset by $29.7 million in stock-based compensation, $7.5 million for accretion of the discounts on the 2023 Convertible Notes, $1.2 million for accretion of the discounts on the 2026 Convertible Notes, $2.7 million for loss on the disposal of fixed assets, $2.7 million for non-cash operating lease costs and $1.9 million of depreciation.

Investing Activities. For the six months ended June 30, 2020, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $285.7 million, partially offset by the purchase of investment debt securities of $187.2 million.

For the six months ended June 30, 2019, net cash used in investing activities primarily reflects the purchase of investment debt securities of $451.9 million, partially offset by the sales and maturities of investment debt securities of $181.6 million.

Financing Activities. Net cash used in financing activities in the six months ended June 30, 2020 consisted primarily of $1.6 million from payments of employee withholding taxes related to stock-based awards offset by $1.3 million of net proceeds from the exercise of options to purchase common stock.

Net cash provided by financing activities in the six months ended June 30, 2019 consisted primarily of net proceeds received from the 2019 Public Offering and 2019 Concurrent Private Placement of $227.2 million and net proceeds from the issuance of the 2026 Convertible Notes of $223.4 million.

Future Funding Requirements

As of June 30, 2020, we had $540.6 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2020. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our recent receipt of the CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;

●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of COVID-19, including any impact on our results of operations or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our significant legal proceedings, see Note 17 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. As such, there is significant uncertainty in the degree of market acceptance that Ocaliva will have for PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimates but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva for PBC will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. In the second quarter of 2020, we saw a decline in the rate of prescriptions for new patients following the outbreak of COVID-19 and related government-imposed shelter-in-place mandates, restrictions on in-person interactions and other public health safety measures. The future impact of COVID-19, the governmental responses thereto and the resulting rate of prescriptions for new patients remains difficult to predict. If the rate of prescriptions for new patients continues to decline in the future, we may see a reduction in net sales of Ocaliva, which could negatively affect our business, financial condition and results of operations. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva for PBC. Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including the completion of our Phase 4 COBALT trial, may materially and adversely impact the commercial results and potential of Ocaliva for PBC. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $344.7 million, $309.2 million and $360.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under licensing and collaboration agreements. At June 30, 2020, we had $540.6 million in cash, cash equivalents, restricted cash and investment debt securities.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the launch and commercialization of Ocaliva for PBC, preparation for a potential launch of OCA for liver fibrosis due to NASH and general and administrative operations, including the protection of our intellectual property.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to be significant as we, among other things, develop and seek regulatory approval for our product candidates, including OCA for liver fibrosis due to NASH, maintain our regulatory approvals and commercialize our approved products. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC, such as NASH. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA.

As part of our product development activities, we currently expect to continue our Phase 3 clinical program of OCA for liver fibrosis due to NASH, including our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes for verification and description of clinical benefit and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. Our expenses could increase if we are required by the FDA or the EMA to perform studies or trials in addition to those currently expected, if our current trials are modified for any reason, or if there are any issues or delays in completing our clinical trials or the development of any of our product candidates, due to COVID-19 or otherwise. For example, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. Although we plan to meet with the FDA as soon as possible to review the CRL and discuss the path forward for accelerated approval, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis or at all. Accordingly, our previously anticipated U.S. commercial launch of OCA for liver fibrosis due to NASH has been postponed, we do not expect to generate revenues for this indication until it has been approved, and we may incur significantly greater costs than previously anticipated in connection with the development of OCA for liver fibrosis due to NASH.

We intend to continue to develop OCA and our other existing product candidates, alone or in combination, for non-viral liver diseases. While we paused screening and randomization in March 2020 in our Phase 4 COBALT confirmatory outcomes trial evaluating Ocaliva for PBC and our Phase 2 study evaluating bezafibrate in combination with OCA for PBC due to COVID-19, we have now reinitiated screening and randomization in our COBALT trial. If OCA or any of our other product candidates fails in clinical trials or does not gain or maintain regulatory approval, or if OCA or any of our other product candidates does not achieve market acceptance, we may never become profitable. Our net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to predict with certainty the timing or amount of our expenses, whether such expenses may increase, or when, or if, we will be able to achieve profitability. The amount of our future net losses will depend, in part, on our future expenses, whether and by how much such expenses increase and our ability to generate revenues.

We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If adequate funds are not available to us, we may be required to delay, limit, reduce or cease our operations.

We are currently developing OCA for additional indications, including NASH, and other product candidates through various stages of clinical and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If, for example, the FDA, EMA or other regulatory authorities require that we perform additional studies beyond those that we currently expect, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed.

In addition, we have incurred and anticipate that we will continue to incur significant research and development, product sales, marketing, manufacturing and distribution expenses relating to the commercialization of Ocaliva for PBC. As part of our longer-term strategy, we anticipate that we will incur significant expenses in connection with our research and development efforts, the commercialization of our other products such as OCA for liver fibrosis due to NASH, if approved, and the build-out of our general and administrative infrastructure in the United States and abroad. We may also engage in business development activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses.

As of June 30, 2020, we had $540.6 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2020. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our recent receipt of a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;

●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of COVID-19, including any impact on our results of operations or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The commercialization of Ocaliva for PBC has been and will continue to be, and, if approved, the commercialization of OCA for liver fibrosis due to NASH will be, expensive and time-consuming, and we cannot be certain that we will be able to generate sufficient revenues from sales of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH in our target markets to offset such costs. Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;

●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;

●	the impact of COVID-19, including any impact on our results of operations or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to the Development and the Regulatory Review and

Approval of Our Products and Product Candidates

We cannot be certain whether Ocaliva will receive full approval for PBC in jurisdictions where it has previously received accelerated or conditional approval, or that Ocaliva will be approved for PBC in any jurisdictions beyond those in which it is currently approved. Furthermore, OCA may not be approved on an accelerated basis, or at all, for NASH or any other indication beyond PBC and we may not receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.

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

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for Ocaliva for PBC based on a reduction in ALP; however, an improvement in survival or disease-related symptoms has not yet been established. Continued approval of Ocaliva for PBC in the United States is contingent upon the verification and description of clinical benefit in confirmatory trials and our satisfaction of our other post-marketing regulatory requirements. Due to COVID-19, we paused screening and randomization in our Phase 4 COBALT confirmatory outcomes trial and took measures intended to minimize disruptions and protect and retain enrolled patients participating in the ongoing trial. While we have recommenced enrollment in our COBALT trial, any delay of the trial or failure by us to confirm the clinical benefit of Ocaliva for PBC due to COVID-19 or other factors may jeopardize the continued approval of Ocaliva for PBC. As specified by the applicable post-marketing requirements, our COBALT trial includes patients across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. In addition, we have agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

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

Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia, and we are pursuing marketing approval of Ocaliva for PBC in our other international target markets. If obtained, continued approval of Ocaliva for PBC in such jurisdictions may be contingent upon the verification and description of clinical benefit in confirmatory trials. Any delay or failure in satisfying the post-marketing regulatory commitments and requirements to which we are or may become subject, including our COBALT trial, may jeopardize the continued approval of Ocaliva for PBC in the United States, European Union and other jurisdictions.

Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is not guaranteed. Even after the submission of a NDA, the FDA may decide not to accept the submission for filing and review or may determine that the submission does not support approval. For example, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Similarly, there are a number of factors that may result in delays in the EMA’s review process following the submission of a MAA, or the EMA may determine that the submission does not support approval on a conditional basis, or at all. For example, the United Kingdom left the European Union on January 31, 2020, in what is often referred to as “Brexit”. Because a significant proportion of the regulatory framework in the United Kingdom is currently derived from European Union directives and regulations, Brexit could (following the end of the Brexit transition period on December 31, 2020) result in material changes to the regulatory regime applicable to many of our current operations, including those relating to Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH. COVID-19 could also affect the operations of the FDA, EMA and other health authorities, which could delay our clinical development efforts and the review and approval of our product candidates, including OCA for liver fibrosis due to NASH.

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

Prior to receiving regulatory approval, we must finalize the product label for each of our product candidates in each jurisdiction in which we seek regulatory approval. Even if our product is approved, the FDA, EMA or other applicable regulatory authorities may limit the indications or uses for which our product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials, risk mitigation programs such as a REMS, monitoring or reporting as a condition of approval. Also, regulatory approval for our approved products may be withdrawn. In addition, obtaining regulatory approval for the marketing of our product in one country does not ensure that we will be able to obtain regulatory approval for such product in any other country.

In order to obtain and/or maintain regulatory approval for OCA for indications other than PBC, we will need to complete additional clinical trials and studies. For example, in connection with our Phase 3 clinical program of OCA for liver fibrosis due to NASH, we are currently conducting our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes for verification and description of clinical benefit and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. While our ongoing Phase 3 REGENERATE and REVERSE trials are fully enrolled and we have taken measures intended to minimize disruptions and protect and retain patients participating in such trials due to COVID-19, we cannot predict the degree to which such measures will ultimately prove effective. Our ability to obtain and maintain the regulatory approvals necessary to commercialize OCA for indications other than PBC, including NASH, will depend on our ability to successfully design, conduct and complete these trials, the efficacy, safety and risk-benefit profile of OCA demonstrated by such trials and our ability to prepare and submit complex regulatory filings in accordance with applicable regulatory requirements.

There can be no assurance that OCA will receive marketing approval on an accelerated or conditional basis, or at all, for PBC in jurisdictions where it has not yet been approved or for NASH in any jurisdiction, or that any of our other product candidates will receive marketing approval for any indication in any jurisdiction. We cannot predict whether our clinical trials and studies for our product candidates, including OCA for PBC, NASH or any other indication, will be successful, whether regulatory authorities will agree with our conclusions relating to the clinical trials and studies we conduct, or whether such regulatory authorities will require us to conduct additional clinical trials or studies. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we filed a NDA in the United States and a MAA in Europe based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all. Our Phase 3 REGENERATE trial remains blinded after the interim analysis and is expected to continue to follow patients until the occurrence of a pre-specified number of adverse clinical outcomes, including progression to cirrhosis, for verification and description of clinical benefit.

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

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve a NDA. Furthermore, for full approval of a NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trials for a specific indication, such as our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis, may achieve their primary endpoints and are reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our product candidate on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of the product candidate. In such a case, the FDA may issue a CRL that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider our application for approval. For example, in June 2020 we received a CRL from the FDA regarding our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. The requirements imposed by the FDA may be substantial, expensive and time-consuming, and there is no guarantee that we will continue to pursue any such application or that the FDA will ultimately decide that any such application supports the approval of the product candidate on an accelerated basis, or at all. The FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions.

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct or complete a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, interim analysis results at 18 months in our Phase 3 REGENERATE trial were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing for verification and description of clinical benefit of OCA for liver fibrosis due to NASH. There can be no assurance that the clinical outcomes portion of our REGENERATE trial will confirm that the surrogate endpoint used as the basis of the regulatory submissions we have made or expect to make seeking approval of OCA for liver fibrosis due to NASH will eventually show an adequate correlation with clinical outcomes. In addition, as a condition of the accelerated approval of Ocaliva for PBC in the United States, we are required to conduct a clinical outcomes study with respect to Ocaliva for PBC. Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial for PBC in December 2014 prior to the approval of Ocaliva for PBC. The COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. There can be no assurance that our COBALT trial conducted as part of our post-marketing obligations will confirm that the surrogate endpoint used for accelerated approval of Ocaliva for PBC will eventually show an adequate correlation with clinical outcomes or that our clinical trial in PBC patients with moderate to severe hepatic impairment will be successful. If any such trial is delayed, cannot be completed as designed or fails, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC. For example, while we remain blinded to data in the ongoing COBALT trial, a data monitoring committee periodically reviews unblinded data from the COBALT trial and is expected to review unblinded efficacy data in conjunction with detailed safety data as part of a prespecified interim analysis. Based on its review of any such data, the data monitoring committee may recommend the continuation, modification or cessation of the trial, at any time. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

Our marketing authorization in the European Union for Ocaliva for the treatment of PBC is not a full approval. Instead, it is conditional on the conduct of certain post-approval studies, including the COBALT trial. Our ability to maintain conditional marketing authorization of Ocaliva for PBC in the European Union is limited to specific circumstances and subject to several conditions and obligations that we may be unable to satisfy in whole or at all, including the completion of one or more clinical outcomes trials to confirm the clinical benefit of Ocaliva for PBC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (i) the risk-benefit balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) unmet medical needs will be fulfilled and (iv) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including obligations relating to the timely and successful completion of ongoing or new studies and the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. Although we have successfully renewed our conditional marketing authorization in the European Union in the past, there can be no assurance that we will be able to continue to do so in the future. Failure to renew our conditional marketing authorization would prevent us from continuing to market Ocaliva for PBC in Europe.

Our ongoing Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH incorporates an interim primary surrogate endpoint that may serve as the basis for accelerated approval in the United States and as the basis for a conditional approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA for liver fibrosis due to NASH are subject to similar risks as discussed above in relation to OCA for PBC. In the REGENERATE primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. Notwithstanding the results of the REGENERATE 18-month analysis, the recent CRL issued by the FDA indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Although we plan to meet with the FDA as soon as possible to review the CRL and discuss the path forward for accelerated approval, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. Furthermore, in November 2018, the EMA issued a draft position paper in which it presented its preliminary views with respect to various NASH clinical development matters, including with respect to potential surrogate endpoints, and requested comments thereon by August 2019. Although we did not reach agreement with the EMA on the definition and analysis of a surrogate endpoint prior to the readout of the 18-month analysis of the REGENERATE trial, we believe that the totality of the REGENERATE interim analysis data supports the MAA we filed with the EMA. However, the data that we have submitted to the EMA may not ultimately be found by the EMA to be sufficient for marketing approval on a conditional basis, or at all. In June 2019, the FDA issued new draft guidance on the development of drugs for the treatment of NASH patients with compensated cirrhosis. Although we believe that, if successful, our Phase 3 REVERSE trial will support a regulatory submission seeking accelerated approval of OCA for liver fibrosis due to NASH with compensated cirrhosis in the U.S., we do not know if achievement of the primary endpoint will ultimately be found sufficient by the FDA for approval on an accelerated basis, or at all.

While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we have filed a NDA in the United States and a MAA in Europe for approval of OCA for liver fibrosis due to NASH based on the results from the 18-month interim analysis of our Phase 3 REGENERATE trial, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all. There may be delays in the FDA and EMA review processes and the FDA and/or the EMA may also require that we continue our Phase 3 REGENERATE trial until completion to assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Our regulatory pathway for OCA for the treatment of NASH will depend upon our discussions with the FDA and the EMA. As a result, we may face difficulty in establishing an acceptable registration strategy with respect to our Phase 3 REGENERATE and REVERSE trials, as well as other trials we may conduct in other subpopulations of NASH patients.

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

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of Ocaliva for PBC, our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. We are also conducting our CARE trial of OCA in pediatric patients with biliary atresia as a part of an EMA-approved PIP supporting the conditional approval of Ocaliva for PBC. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved or to maintain approvals in the U.S., Europe or the other jurisdictions in which our products are approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that could result in a change of trial design or timing. For example, due to COVID-19 we paused screening and randomization in our Phase 4 COBALT confirmatory outcomes trial evaluating Ocaliva for PBC and our Phase 2 study evaluating bezafibrate in combination with OCA for PBC and have taken measures intended to minimize disruptions and protect and retain enrolled patients participating in such trials. While we recommenced enrollment in our COBALT trial and intend to begin enrollment in our Phase 2 study evaluating bezafibrate in combination with OCA as soon as possible, any resulting delays or failures could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will be completed on schedule, if at all.

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

For example, our Phase 3 REGENERATE trial is a large and complicated clinical trial in a disease without any approved therapies and involves serial liver biopsies over many years. While we announced topline results from the 18-month analysis of our pivotal Phase 3 REGENERATE trial in February 2019, the study is currently planned to continue through clinical outcomes in order to confirm clinical benefit and there can be no assurance that we will retain a sufficient number of patients in the full study cohort or complete the clinical outcomes trial in accordance with the study protocol or on a timely basis, if at all. Similarly, our COBALT clinical outcomes confirmatory trial for PBC includes subjects across the spectrum of PBC disease, including early and advanced PBC. Enrolling and retaining patients in such trials is challenging and there can be no assurance that we will enroll and retain a sufficient number of patients in the full study or complete the clinical outcomes trial in accordance with the study protocol or on a timely basis, if at all. As we engage in other large and complicated trials and trials in advanced disease populations, we may experience a number of challenges that may negatively affect or delay our plans and development programs.

We have in the past experienced difficulties enrolling and retaining patients enrolled in our clinical trials. Difficulties in enrolling and retaining patients, including due to COVID-19, may delay our clinical trials or result in negative or inconclusive outcomes, and we or our collaborators may decide, or regulatory authorities may require us, to conduct additional clinical trials or additional analyses of existing clinical trials. Any delay or compromises with respect to the validity of our clinical trials may have a material adverse effect on our business or decrease our competitive position relative to other biotechnology or pharmaceutical companies with whom we compete.

In addition, if we or any of our collaborators are required to conduct additional preclinical or clinical studies or other development work on our product candidates beyond that contemplated, our ability to obtain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed.

COVID-19 could materially and adversely affect our clinical trials.

COVID-19 has spread to the U.S., Europe, and other countries in which we are engaged in, or plan to engage in, clinical development activities. We are closely monitoring the COVID-19 outbreak, paused screening and randomization in our ongoing PBC trials in March 2020 and, together with our contract research organizations, study sites and other partners, have taken measures intended to minimize disruptions and protect and retain patients enrolled in our clinical trials, including, where appropriate, the use of telemedicine, home care visits, direct delivery of investigational product and other measures. Notwithstanding our efforts, some of the sites participating in our clinical trials have been affected by site closings or reduced capacity, particularly in regions that are experiencing heightened impact from COVID-19. While we are monitoring the situation closely and have recommenced screening and randomization in certain of our trials such as our Phase 4 COBALT confirmatory outcomes trial evaluating Ocaliva in PBC, if there was a meaningful negative impact on the data capture or data quality of any of our clinical trials, such trials may not be successful or we could be required to repeat, extend the duration of, increase the size of, or otherwise modify such trials, which could prevent or significantly delay the potential commercialization of our product candidates and require greater expenditures. We cannot at this time predict with certainty the scope of the impact of COVID-19 on our ability to execute our clinical trials. The extent to which COVID-19 may impact our clinical trials will depend on future developments, which are highly uncertain, such as the geographic spread of the disease, the duration of the outbreak, public health restrictions on travel and in-person interactions, business closures and disruptions, and the effectiveness of actions taken to contain and treat the disease. As a result, our clinical trials may not be successful or we may experience issues due to COVID-19 that could severely impact our clinical trials, including:

●	delays, interruptions or difficulties in the enrollment, scheduling and retention of patients in our clinical trials;
●	delays, interruptions or difficulties in the conduct of key clinical trial activities, such as clinical trial site monitoring and inspection readiness activities;
●	trial conduct issues, including protocol deviations (e.g., failure to timely collect liver biopsies or other required laboratory data), data capture issues and data quality issues;
●	delays or interruptions in the supply or administration of investigational product to patients in our clinical trials;
●	delays or interruptions in the supply of necessary equipment or materials to clinical sites;
●	delays or difficulties obtaining approvals from regulatory authorities, institutional review boards or ethics committees of clinical trial protocols and related clinical documentation (or amendments and addendums thereto);
●	delays, interruptions or difficulties in clinical site initiations, including in connection with the recruitment of clinical site investigators and clinical site staff;
●	the redeployment of healthcare resources, including clinical site investigators and clinical site staff supporting the conduct of our clinical trials, to assist in the treatment of COVID-19 patients;
●	the diversion of human capital, including employees, independent contractors, vendors and other third parties, otherwise focused on the conduct of our clinical trials due to sickness, safety concerns or government or employer imposed travel or working restrictions;
●	new federal, state and local government regulations or guidance that require us to change the way we conduct our clinical trials, require the interruption or termination of our clinical trials or that result in significant and unexpected new costs;
●	delays or difficulties in interactions with regulatory authorities, institutional review boards, ethics committees and key consultants and vendors due to layoffs, temporary leaves, terminations or other actions limiting available employee resources; and
●	the refusal of regulatory authorities to accept clinical trial data from clinical trials that have been negatively affected by COVID-19.

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

In February 2019, we announced topline results from the 18-month analysis of our pivotal Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. Notwithstanding the results of the REGENERATE 18-month analysis, the recent CRL issued by the FDA indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Although we plan to meet with the FDA as soon as possible to review the CRL and discuss the path forward for accelerated approval, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we filed a NDA in the United States and a MAA in Europe for approval of OCA for liver fibrosis due to NASH based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all. Additionally, interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. Our Phase 3 REGENERATE trial remains ongoing through clinical outcomes for verification and description of clinical benefit of OCA for liver fibrosis due to NASH.

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

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that certain of these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a Dear Health Care Provider (“DHCP”) letter, and the FDA also subsequently issued its own drug safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In addition to the DHCP letter, we took actions to enhance education about appropriate use of Ocaliva. These initiatives included: reeducating physicians on the label, with a focus on ensuring appropriate dosing for patients with moderate or severe hepatic impairment; enhancing monitoring of patients for liver-related adverse reactions; and adjudicating reported cases of serious liver injury, including in patients with no or mild hepatic impairment. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforced the then-existing dosing schedule for patients with Child-Pugh Class B or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and have engaged with relevant regulatory authorities to ensure that the Ocaliva label sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis. The FDA has notified us that in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal regarding liver disorder for Ocaliva which the FDA classified as a potential risk. Pursuant to FDA guidance, this does not mean that the FDA has concluded that the drug has the listed risk or that the FDA has identified a causal relationship between Ocaliva and the potential risk. As part of our routine pharmacovigilance efforts, we have worked with the FDA to reconcile our internal safety database with the FDA Adverse Event Reporting System database and have been conducting additional signaling analysis and monitoring activities. Any safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business.

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

In addition, our product candidates are being developed as potential treatments for severe, life threatening diseases and, as a result, our trials will necessarily be conducted in patient populations that are more prone than the general population to exhibit certain disease states or adverse events. For example, our Phase 3 REVERSE trial in NASH patients with compensated cirrhosis has expanded our NASH development program into a more advanced NASH patient population and accordingly imposes certain eligibility requirements for uptitration, as well as certain monitoring requirements thereafter. Ocaliva is prescribed in patients suffering from various stages of PBC, which can be life threatening, and patients may suffer from other concomitant illnesses that may increase the likelihood of certain adverse events. It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to our product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our product candidates or approved products. We cannot assure you that additional or more severe adverse side effects related to OCA or our other product candidates will not be observed in our clinical trials or in the commercial setting. If observed, such adverse side effects could delay or preclude regulatory approval of OCA, limit commercial use or result in the withdrawal of previously granted marketing approvals.

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

In January 2015, we received breakthrough therapy designation for OCA for the treatment of NASH patients with liver fibrosis. However, there is no guarantee that the receipt of breakthrough therapy designation will result in a faster development process, review or approval of OCA for liver fibrosis due to NASH or increase the likelihood that OCA will be granted marketing approval for NASH patients with liver fibrosis. Notwithstanding our receipt of breakthrough therapy designation, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we plan to meet with the FDA as soon as possible to review the CRL and discuss the path forward for accelerated approval, there is no assurance that the outcome of these discussions will lead to resolution of the FDA’s issues and the approval of our NDA. Similarly, any future breakthrough therapy designation relating to any other potential indication of OCA or our other product candidates will neither guarantee a faster development process, review or approval nor improve the likelihood of the grant of marketing approval by the FDA compared to conventional FDA procedures. In addition, the FDA may withdraw any breakthrough therapy designation at any time. While we may seek breakthrough therapy designation for one or more of our product candidates in the future, we can give no assurance that the FDA will grant such status.

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

We currently have an agreement with PharmaZell GmbH for the manufacture and commercial supply of API for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH, but expect to shift our longer-term API supply requirements to other suppliers. While we have procured supplies of API for the commercialization of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH that we believe will be sufficient to meet our requirements during the initial stages of a potential NASH launch, we may not be able to procure sufficient supplies of API on an ongoing basis. To address this concern, we have qualified an additional API supplier from which we may currently acquire API on a purchase order basis and continue to engage in activities intended to ensure that our long-term commercial supply requirements are satisfied. Despite these efforts, we may not be able to meet our long-term commercial supply requirements of API for the manufacture of Ocaliva or, if approved, OCA for liver fibrosis due to NASH or other indications on acceptable terms, or at all. We do not have agreements for long-term supplies of any of our product candidates other than OCA. We currently obtain supplies and services relating to our other product candidates from our third-party contract manufacturers on a purchase order basis.

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

If a regulatory authority such as the FDA identifies previously unknown problems with one of our products, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of one of our products, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. In addition, if we or our contract manufacturers, other third-party vendors or collaborators fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that certain of these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a DHCP letter and the FDA also subsequently issued its own drug safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforced the then-

existing dosing schedule for patients with Child-Pugh Class B or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva within and outside of our ongoing clinical studies and have engaged with relevant regulatory authorities to ensure that the Ocaliva label sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis. The FDA has notified us that in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal regarding liver disorder for Ocaliva which the FDA classified as a potential risk. Pursuant to FDA guidance, this does not mean that the FDA has concluded that the drug has the listed risk or that the FDA has identified a causal relationship between Ocaliva and the potential risk. As part of our routine pharmacovigilance efforts, we have worked with the FDA to reconcile our internal safety database with the FDA Adverse Event Reporting System database and have been conducting additional signaling analysis and monitoring activities. Any safety concerns associated with Ocaliva, perceived or real, or future label changes required by the FDA or other relevant regulatory authorities may materially and adversely affect our Ocaliva commercialization efforts and, consequently, our financial condition and results of operations.

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

Third-party payors are increasingly challenging the prices charged for pharmaceuticals products, and many also limit reimbursement for newly-approved products and indications. Third-party payors often attempt to contain healthcare costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for drugs. As a result, they may not provide adequate payment for our products. Similarly, the containment of healthcare costs has become a priority for federal and state governments and the pricing of pharmaceutical products has been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, requirements for substitution of generic products and requirements to demonstrate a specific degree of improvement in terms of medical benefit compared to existing therapies. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could adversely affect our ability to successfully commercialize our products. In addition, we may be required to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products to payors’ satisfaction. Such studies might require us to commit a significant amount of management’s time and our financial and other resources and our products might not ultimately be considered cost-effective.

We do not know if Ocaliva for PBC will obtain and maintain broad acceptance from third-party payors in the jurisdictions in which it is, or may in the future be, approved. In addition, even if OCA for liver fibrosis due to NASH is approved, we do not know if it will obtain and maintain broad acceptance from third-party payors. The coverage determination process is a time-consuming and costly process that requires us to provide scientific and clinical support for the use of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH to each payor separately, with no assurance that coverage will be obtained or maintained. The market for a drug depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Third-party payors may refuse to include a particular drug in their formularies or restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which the branded drug is approved. Due to there being no uniform policy of coverage and reimbursement in the United States among commercial payors, coverage and reimbursement for pharmaceutical products may differ significantly from payor to payor. If we are unable to obtain and maintain adequate coverage from third-party payors, the adoption of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH by physicians and patients may be limited. This in turn could affect our ability to successfully commercialize Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH and have a material adverse impact our profitability, results of operations, financial condition and future success.

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

Reimbursement in the European Union and many other territories must be negotiated on a country-by-country basis and in many countries a product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain. Even after a price is negotiated, countries frequently request or require adjustments to the price and other concessions over time or require approvals regionally. Reimbursement agencies in Europe are often more conservative than those in the United States and the reimbursement process is often slower since reimbursement decisions are made on a country-by-country basis and may involve multiple government agencies in a given country. Prices for drugs in Europe are generally lower than in the United States and tend to decrease over time.

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of Ocaliva and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes proposed or considered by the Trump administration and the United States Congress. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. In addition, it is possible that additional governmental action is taken to address pricing concerns arising in connection with COVID-19. We cannot predict the success or impact of any such current or future federal or state legislative efforts.

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

In addition, we are closely evaluating the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC. Our field-based employees are generally working remotely and are interacting with healthcare professionals via digital communication technologies such as, where appropriate, video conferences, emails and phone calls. Many of the healthcare professionals that we call on are working from home and facing additional demands on their time due to COVID-19. We are experiencing increased competition for virtual appointments with healthcare professionals, which may result in the cancellation of diagnostic, elective, specialty and other procedures and appointments to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Our increased utilization of virtual interactions and the reduced quantity of such interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel and negatively affect physician awareness and sales of Ocaliva. In the second quarter of 2020, we saw a decline in Ocaliva new patient starts. Although new patient starts currently account for only a small percentage of total Ocaliva prescriptions, our future sales of Ocaliva could be negatively impacted if such decline continues. It is also possible that COVID-19 may negatively affect our product sales in the future due to patient challenges in accessing healthcare providers, significant increases in unemployment and the resulting loss of individual health insurance coverage, and an inability to access government healthcare programs due to backlogs or other factors. As public health restrictions on travel and in-person interactions are modified or relaxed, we may continue to face challenges that limit our ability to fully resume in-person interactions, including the potential for additional outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee illness and childcare obligations during school closures. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to appropriately disseminate scientific information and conduct disease state education. The long-term effects of COVID-19 are unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in-person visits by pharmaceutical company representatives.

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

We have limited sales, marketing and distribution experience as a commercial organization. Ocaliva is our first approved product and the commercial launch of Ocaliva for PBC is our first product launch. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization, a contract sales organization and third-party distributors depending on the jurisdiction. We are developing our commercialization strategy for OCA for liver fibrosis due to NASH, if approved, and have not yet decided on our commercialization strategy for OCA for other indications or for our other product candidates, in each case, if approved. To develop internal sales, distribution and marketing capabilities, we have invested, and expect to continue to invest significant additional amounts of financial and management resources.

Recruiting and training a commercial organization is expensive, time-consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. For example, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we plan to meet with the FDA as soon as possible to review the CRL and discuss the path forward for accelerated approval, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis or at all. Accordingly, our previously anticipated U.S. commercial launch of OCA for liver fibrosis due to NASH has been postponed, we do not expect to generate revenues for this indication until it has been approved, and we may incur significantly greater costs than previously anticipated in connection with the development of OCA for liver fibrosis due to NASH.

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

Some of the pharmaceutical and biotechnology companies that we may compete with include 89bio, Inc., Acorda Therapeutics, Inc., Affimune Limited, Akcea Therapeutics, Inc., Akero Therapeutics, Inc., Albireo Pharma, Inc., Allergan plc, Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., AstraZeneca plc, Blade Therapeutics, Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Can-Fite BioPharma Ltd., Celgene Corporation, Cirius Therapeutics, Inc., Corcept Therapeutics Incorporated, CymaBay Therapeutics, Inc., Dr. Falk Pharma GmbH, Durect Corporation, Eli Lilly

and Company, Enanta Pharmaceuticals, Inc., Forma Therapeutics, Inc. Galectin Therapeutics Inc., Galecto Biotech AB, Galmed Pharmaceuticals Ltd., Genfit SA, Genkyotex, Gilead Sciences, Inc., GlaxoSmithKline plc, GRI Bio, Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Immuron Limited, Inventiva, Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nash Pharmaceuticals Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics B.V., Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Oramed Pharmaceuticals Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences Inc., Second Genome, Inc., Sinew Pharma Inc., Theratechnologies, Inc., Viking Therapeutics, Inc., Yagrit International Ltd and Zydus Pharmaceuticals (USA) Inc. Ocaliva competes with UDCA (or ursodiol), a first-line therapy approved for the treatment of PBC that is available generically at a significantly lower cost than Ocaliva. Although we have a license to develop and commercialize bezafibrate in the United States, bezafibrate has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH outside of the United States. Genfit is studying elafibranor for the treatment of PBC. Gilead Sciences, Inc. is studying firsocostat, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases and cilofexor, an FXR agonist, in NASH patients. Gilead Sciences, Inc. is also studying a number of compounds in other liver diseases including PBC. Allergan plc has an ongoing Phase 3 clinical trial of cenicriviroc, a dual CCR2 and CCR5 inhibitor, for the treatment of NASH.

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

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization, contract sales organizations and third-party distributors depending on the jurisdiction. Our variety of international operations and business relationships subject us to additional risks that may materially and adversely affect our business and ability to attain or sustain profitability, including:

●	the enhanced anti-bribery and anti-corruption regimes now implemented in most European Union member states and elsewhere, including the UK Bribery Act (thought to be the strictest anti-bribery legislation in the world) and the escalation of investigations and prosecutions pursuant to such laws;

●	compliance with complex import and export control laws;
●	restrictions on direct investments by foreign entities and country-specific trade restrictions;
●	differing regulatory requirements for drug approvals across our various international markets and as a result the potential inability to obtain necessary foreign regulatory, pricing or reimbursement approvals for our products in a timely manner, or at all;
●	variances in payment terms and uncertainty regarding the collectability of accounts receivable from our counterparties in our international business;
●	difficulties in staffing and managing international operations;
●	the potential for reduced protection for our intellectual property rights;
●	the potential for third-party patent rights in countries outside of the United States;
●	the impact of parallel trade within the European Union which occurs when a parallel trader purchases goods in one country where the price is lower and sells it into another country where the price is higher;

●	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;
●	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including countries in Europe;
●	compliance with tax, employment, immigration and labor laws applicable to our employees working or traveling abroad;
●	compliance with data protection laws, including regimes relating to cross-border transfer mechanisms;
●	taxes in other countries;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other transactional risks incident to doing business in foreign countries;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geo-political actions, including war and terrorism, global health emergencies, such as COVID-19, natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires, or social unrest; and
●	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

On January 31, 2020, the United Kingdom left the European Union, in what is often referred to as Brexit. Since the initial European Union referendum in June 2016, negotiations for Brexit have caused political and economic uncertainty, including in the regulatory framework applicable to the operations of biotechnology and pharmaceutical companies, and this uncertainty may persist well beyond the end of the Brexit transition period on December 31, 2020. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, result in disruption to, and uncertainty regarding the application and interpretation of, national and international laws and regulations and introduce other legal and regulatory complexities. For example, because a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH and our other product candidates. Such outcomes could make it more difficult and expensive for us to do business in Europe, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe. In addition, our ability to continue to conduct our international operations out of the United Kingdom, where the headquarters for our international operations is located, may be materially and adversely affected. While we have undertaken a number of Brexit-related contingency planning initiatives, the full potential financial, legal, regulatory and other implications of Brexit are uncertain and we cannot make any assurances regarding the extent to which our business may be adversely affected thereby.

In addition, we are subject to the anti-bribery and anticorruption laws of the United States, as well as of foreign jurisdictions where we operate, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. Generally, these laws prohibit paying or offering anything of value to a foreign government official for the purpose of obtaining or retaining business but they can also have a much wider, extraterritorial scope, as is the case with the UK Bribery Act (thought to be the strictest anti-bribery legislation in the world). U.S. and foreign regulators have increased their enforcement of anti-

bribery and anticorruption laws in recent years, and failure to comply with these laws could result in various adverse consequences, including:

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our information security systems and those of our third party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information we collect or use in our business. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, personal information or other protected information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could prevent us from obtaining regulatory approval or delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and be subject to regulatory fines and penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the reliance on remote working technologies by our employees and third party partners due to COVID-19 and related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions and other public health safety measures and the prevalent use of mobile devices that access confidential and personal information increases the risk of data security breaches, which could lead to the loss of confidential information, personal information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

In the United States, numerous federal and state laws, including, without limitation, HIPAA state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information as well as consumer rights with regard to such information. For example, California recently passed the California Consumer Privacy Act of 2018, which became effective on January 1, 2020. Various foreign countries where we may process personal information also have, or are developing, privacy and data protection laws governing the collection, use, disclosure and storage of personal information.

In July 2016, U.S. and European Commission officials adopted a framework called the European Union-U.S. Privacy Shield (the “EU Privacy Shield”) to govern transfers of personal data from the European Economic Area (“EEA”) to the U.S. We adopted the European Union-U.S. Privacy Shield and have certified to its requirements since October 2016. We also adopted the Swiss-U.S. Privacy Shield in order to legitimize the transfer of personal data from Switzerland to the U.S. In May 2018, the General Data Protection Regulation (the “GDPR”) took effect in the EEA. The GDPR imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than previous EEA data protection legislation. In addition, although we have implemented certain measures as a result of Brexit to allow for the transfer of personal data between EEA member states and the United Kingdom, we may need to develop additional mechanisms to permit for the transfer of this data. Implementation of the GDPR and other changes in privacy and data protection laws or regulations could require changes to certain of our business practices, thereby increasing our costs. While we are engaging in activities to comply with the GDPR requirements and other data protection laws, we may be unsuccessful in these efforts.

On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU Privacy Shield as a data transfer mechanism for transferring personal data from the EEA to the U.S., effective immediately. The Swiss-U.S. Privacy Shield remains a valid mechanism for transferring personal data from Switzerland to the U.S. Therefore, data transfers from the EEA to the U.S. via the EU Privacy Shield no longer qualify as appropriate safeguards for the transfer of EEA personal data to the U.S. and could attract regulatory scrutiny and penalties for non-compliance. At this time, there is no regulatory consensus amongst EEA supervisory authorities regarding a “grace period” to allow organizations to implement an alternative data transfer mechanism to the EU Privacy Shield. While the European Commission approved Standard Contractual Clauses remain a valid mechanism to transfer personal data to third countries outside the EEA, the CJEU's ruling has also imposed enhanced due diligence obligations on organizations acting as data exporters to ensure that the laws of the country to which personal data is transferred offers a level of data protection that is essentially equivalent to the EEA. As a result of the CJEU's ruling, the status of the transfers of personal data from the EEA to the U.S. is currently subject to significant regulatory uncertainty and we are actively monitoring developments in this area. To the extent we are not able to employ suitable data transfer mechanisms to facilitate international transfers of data, our ability to conduct our business may be materially adversely impacted.

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. There is a degree of uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies, such as cloud computing. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. As a result, our practices may not comply in the future with all such privacy and data protection laws. Varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business. A determination that we have violated any privacy or data protection laws could result in significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation. For example, administrative fines of up to the greater of €20 million or 4% of our global turnover may be imposed for breaches of the GDPR; we may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of the GDPR exercise his or her right to receive compensation against us.

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

We have significantly expanded our operations, including the size of our employee base, as we pursue our future development and commercialization strategy. As we advance our preclinical and clinical development programs for OCA and our other product candidates, seek regulatory approval in the United States and elsewhere and pursue our commercialization strategy, we may need to increase our product development, scientific, commercial and administrative headcount. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems may experience difficulty in adjusting to our growth and strategic focus.

In addition, in order to continue to meet our obligations as a public company and to support our anticipated longer-term growth, we may need to increase our general and administrative capabilities. We have also expanded our operations geographically and formed a number of subsidiaries outside of the United States. In addition to our U.S. offices, we have an office in London, which serves as the headquarters for our international operations, and regional offices in a number of other countries, and we may further expand our geographical footprint. Our management, personnel and systems may not be adequate to support this future growth. Furthermore, we may face a number of complexities, such as being subject to national collective bargaining agreements for employees, in some of the countries in which we operate.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, cyber liability, products liability and directors’ and officers’ insurance. We do not know, however, if our current levels of coverage are adequate or if we will be able to obtain insurance with adequate levels of coverage in the future, if at all. Any significant uninsured liability, including significant uninsured liabilities resulting from COVID-19 or related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions, business closures and disruptions, and other public health safety measures, may require us to pay substantial amounts, which could materially and adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price, among other factors, may result in us being required to pay substantially higher premiums for our directors’ and officers’ insurance, and may make it difficult for us to obtain adequate coverage on reasonable terms, if at all.

If we engage in a licensing transaction, acquisition, reorganization or business combination, we will face a variety of risks that could adversely affect our business operations and our securityholders.

From time to time, we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the expansion and development of our business. These initiatives may include in-licensing or acquiring products, technologies or businesses, entering into a business combination with another company or otherwise partnering with another company. If we pursue such a strategy, we could, among other things:

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

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for primary biliary cholangitis prior to the expiration of certain patents protecting Ocaliva. We are evaluating our legal options, including possible patent infringement suits against each of the generic drug manufacturers. While we intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva, we can offer no assurance as to when or if the lawsuits will be filed or decided or whether the lawsuits will be successful if filed. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 17 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

There have been numerous changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. In September 2011, the America Invents Act was signed into law. The final substantive provisions of the America Invents Act became effective in March 2013. The America Invents Act included a number of significant changes to U.S. patent law that affect the way patent applications are filed, prosecuted and litigated, including, among other things, changing from a “first to invent” to a “first inventor to file” system and creating processes, such as Inter Partes Review (“IPR”) and other post-grant review processes, that permit third parties to challenge the validity of granted patents before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “USPTO”). The IPR process, for example, permits any person to challenge the validity of a patent on the grounds that it was anticipated or made obvious by prior art. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The degree to which our patents protect our products may be limited due to a number of factors. For example:

●	others may be able to develop and market products that are similar to our products or product candidates but not covered by the claims of our patents;

●	we might not have been the first to conceive of the inventions covered by our patents or pending patent applications;
●	we might not have been the first to file patent applications for these inventions;
●	patents that we obtain may not provide us with competitive advantages or exclusivity in a particular product area or indication or for the length of time we have anticipated; or
●	the patents of others may have an adverse effect on our business.

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

Due to the patent laws of a specific country in which we are seeking patent protection, the decisions of a patent examiner in a specific country in which we are seeking patent protection or our own filing strategies, we ultimately may not obtain patent coverage for all of our products and product candidates for which we have filed a patent application. While we plan to pursue patent protection in the United States and other countries to obtain claim coverage for all of our inventions, we cannot be certain that such patent rights will be granted or that the scope of any patent granted will prevent third parties from making, using, selling, offering for sale or importing same or similar products.

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

Our primary composition of matter patent for OCA, US 7,138,390 (the “‘390” patent), expires in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, and pursuant to the Hatch-Waxman Act, we applied for an extension of the patent term for the ‘390 patent in the United States, which if granted, will extend the term of the ‘390 patent into 2027. Similarly, in connection with the conditional approval of Ocaliva for PBC in the European Union, we applied for supplementary patent certification (“SPC”) to extend the patent term for the European analogue of the ‘390 patent in most of the European Union into 2027. To date, we have received grants of SPC in Austria, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued patents for OCA are expected to expire between 2022 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to file patent infringement lawsuits or engage in other adversarial proceedings to stop another party from making, using, selling, offering for sale or importing the inventions claimed in any of our patents, that individual or company alleged to be infringing has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable or not infringed, and that we do not have the right to stop the other party from making, using, selling, offering for sale or importing the inventions. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for primary biliary cholangitis prior to the expiration of certain patents protecting Ocaliva. We are evaluating our legal options, including possible patent infringement suits against each of the generic drug manufacturers. Any such lawsuits would be expensive and divert our management’s time and attention. In addition, to the extent any such lawsuits are filed and not successful, and a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended June 30, 2020.

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

April 1, 2020 through April 30, 2020	1,453	$58.40	—	—
May 1, 2020 through May 31, 2020	1,297	$81.29	—	—
June 1, 2020 through June 30, 2020	70	$77.40	—	—
Total	2,820	$69.40	—	—
(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

Item 5. Other Information.

On August 7, 2020, our board of directors approved restated bylaws of the Company (the “Restated Bylaws”) to adopt a new Article XI and make certain administrative and clarifying changes. The new Article XI provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any current or former director, officer, stockholder, employee or agent of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or any current or former director, officer, stockholder, employee or agent of the Company arising out of or relating to any provision of the DGCL or our restated certificate of incorporation or our Restated Bylaws

(each, as in effect from time to time), or (iv) any action asserting a claim against the Company or any current or former director, officer, stockholder, employee or agent of the Company governed by the internal affairs doctrine of the State of Delaware. In addition, the new Article XI provides that any person or entity purchasing, otherwise acquiring or holding any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the provisions in the new Article XI. Lastly, certain administrative and clarifying changes were made in the following sections: (i) Article I - Section 1, (ii) Article I - Section 2, (iii) Article I - Section 7, (iv) Article II - Section 1, (v) Article II - Section 5, (vi) Article IV - Section 2, (vii) Article IV - Section 4, (viii) Article IV - Section 10, (ix) Article VII - Section 2, and (x) Article IX - Section 5.

The foregoing description of the Restated Bylaws does not purport to be complete, and is qualified in its entirety by reference to the full text of the Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation, as amended

3.2	Restated Bylaws

10.1#	Form of Stock Option Grant Notice and Agreement for Directors

10.2#	Form of Restricted Stock Unit Award Grant Notice and Agreement for Directors

10.3#	Employment Agreement, effective June 20, 2015, between the Registrant and Richard Kim

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2020 (unaudited) and December 31, 2019 (audited), (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and six-month periods ended June 30, 2020 and 2019 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2020 and 2019 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#  Indicates a management contract or compensatory plan or arrangement.

(1)	The certifications attached hereto as Exhibit 32.1 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT PHARMACEUTICALS, INC.

Date: August 10, 2020	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer and Treasurer
(Principal Financial Officer)