Form 10-Q
period 2020-09-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2020-11-09
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2020 was 32,992,436.

Intercept Pharmaceuticals, Inc.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019 (Audited)	8

	Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2020 and 2019 (Unaudited)	9

	Condensed Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2020 and 2019 (Unaudited)	10

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine-month periods ended September 30, 2020 and 2019 (Unaudited)	11

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2020 and 2019 (Unaudited)	13

	Notes to Condensed Consolidated Financial Statements (Unaudited)	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	100

Item 6.	Exhibits	101

Exhibit Index		102

Signatures		103

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company” refer, collectively, to Intercept Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, but not limited to, statements regarding the progress, timing and results of our clinical trials, including our clinical trials for the treatment of nonalcoholic steatohepatitis (“NASH”), the safety and efficacy of our approved product, Ocaliva (obeticholic acid or “OCA”) for primary biliary cholangitis (“PBC”), and our product candidates, including OCA for liver fibrosis due to NASH, the timing and acceptance of our regulatory filings and the potential approval of OCA for liver fibrosis due to NASH, the review of our New Drug Application for OCA for the treatment of liver fibrosis due to NASH by the U.S. Food and Drug Administration (the “FDA”), our intent to work with the FDA to address the issues raised in a complete response letter (“CRL”), the potential commercial success of OCA, as well as our strategy, future operations, future financial position, future revenue, projected costs, financial guidance, prospects, plans and objectives.

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

SUMMARY RISK FACTORS

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks and uncertainties discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 before deciding whether to invest in our securities. The following is a list of some of these risks:

Risks Related to Our Financial Position and Need for Additional Capital

●	We are currently dependent on the successful commercialization of Ocaliva for PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially and adversely affected and the price of our common stock may decline.
●	We have never been profitable. We expect to incur losses for the foreseeable future, and we may never achieve or sustain profitability.
●	We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If adequate funds are not available to us, we may be required to delay, limit, reduce or cease our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have a limited operating history as a commercial organization, which may make it difficult to predict our future performance, and we expect to continue to face a number of factors that may cause operating results to fluctuate.

Risks Related to the Development and the Regulatory Review and

Approval of Our Products and Product Candidates

●	We cannot be certain whether Ocaliva will receive full approval for PBC in jurisdictions where it has previously received accelerated or conditional approval, or that Ocaliva will be approved for PBC in any jurisdictions beyond those in which it is currently approved. Furthermore, OCA may not be approved on an accelerated basis, or at all, for NASH or any other indication beyond PBC and we may not receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.
●	We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC and NASH, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.
●	Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.
●	COVID-19 could materially and adversely affect our clinical trials.
●	Failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials, including OCA, may not have favorable results in later clinical trials or receive or maintain regulatory approval.
●	Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require that our products be taken off the market or include new or additional safety warnings. Any such events may limit our existing and future product sales and materially and adversely affect our business, financial condition and results of operations.
●	We may not be able to obtain or, if approved, maintain orphan drug exclusivity for our approved products or product candidates, which could cause our revenues to suffer.

Risks Related to the Commercialization of Our Products

●	Sales of Ocaliva may be adversely affected by safety and labeling changes required by the FDA.
●	We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, could have a material adverse impact on our ability to commercialize such products.
●	Legislative and regulatory healthcare reform may adversely affect our business.
●	Ocaliva and our other future approved products, if any, may not achieve broad market acceptance among physicians, patients and healthcare payors, and revenues generated from their sales may be limited as a result.
●	If we fail to develop OCA for additional indications such as NASH, our commercial opportunity will be limited.

Risks Related to Our Business and Strategy

●	We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.
●	We face rapid technological change and competition from other biotechnology and pharmaceutical companies. Our operating results will suffer if we fail to compete effectively.
●	Our business and operations would suffer in the event of system failures, data breaches or violations of data protection laws.

Risks Related to Our Intellectual Property

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products such as Ocaliva and product candidates such as OCA for liver fibrosis due to NASH, others may compete against us more directly, which could harm our business, possibly materially.
●	If we do not obtain protection under the Hatch-Waxman Act in the United States (and similar legislation outside of the United States) extending the terms of our patents and/or providing data or other exclusivity for our products and product candidates, our business may be materially harmed.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

Risks Related to Our Indebtedness

●	Servicing our debt will require significant amounts of cash, and we may not have sufficient cash flow from our business to effectively service our debt.
●	We may incur substantially more debt or take other actions that would affect our ability to pay the principal of and interest on our debt.

Risks Related to Ownership of Our Common Stock

●	We have previously been, and are currently, subject to securities class action litigation and may be subject to similar or other litigation in the future. Such matters can be expensive, time-consuming and have a material adverse effect on our business, results of operations and financial condition.
●	Our stock price has been and may in the future be volatile, which could cause holders of our common stock to incur substantial losses.

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$45,311	$70,055
Restricted cash	6,180	4,725
Investment debt securities, available-for-sale	445,269	582,567
Accounts receivable, net of allowance for credit losses of $224 and $0, respectively	39,049	38,044
Prepaid expenses and other current assets	25,282	25,924
Total current assets	561,091	721,315
Fixed assets, net	4,898	5,202
Inventory	8,359	8,462
Security deposits	6,949	6,661
Other assets	10,055	13,246
Total assets	$591,352	$754,886
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$157,674	$153,968
Short-term interest payable	5,450	8,037
Total current liabilities	163,124	162,005
Long-term liabilities:
Long-term debt	553,216	532,078
Long-term other liabilities	5,299	9,247
Total liabilities	$721,639	$703,330
Commitments and contingencies (Note 18)
Stockholders’ (deficit) equity:
Common stock par value $0.001 per share; 90,000,000 and 45,000,000 shares authorized; 32,992,436 and 32,853,066 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	33	33
Additional paid-in capital	2,217,625	2,176,133
Accumulated other comprehensive loss, net	(1,746)	(1,144)
Accumulated deficit	(2,346,199)	(2,123,466)
Total stockholders’ (deficit) equity	(130,287)	51,556
Total liabilities and stockholders’ (deficit) equity	$591,352	$754,886

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue:
Product revenue, net	$79,521	$61,545	$229,422	$179,286
Licensing revenue	—	405	—	1,216
Total revenue	79,521	61,950	229,422	180,502
Operating expenses:
Cost of sales	1,826	487	4,555	1,738
Selling, general and administrative	70,619	76,828	262,537	223,738
Research and development	48,858	60,168	139,587	178,163
Restructuring	13,381	—	13,381	—
Total operating expenses	134,684	137,483	420,060	403,639
Operating loss	(55,163)	(75,533)	(190,638)	(223,137)
Other income (expense):
Interest expense	(12,091)	(11,795)	(35,801)	(29,518)
Other income, net	785	2,495	3,706	6,132
Total other (expense), net	(11,306)	(9,300)	(32,095)	(23,386)
Net loss	$(66,469)	$(84,833)	$(222,733)	$(246,523)
Net loss per common and potential common share:
Basic and diluted	$(2.01)	$(2.59)	$(6.76)	$(7.88)
Weighted average common and potential common shares outstanding:
Basic and diluted	32,989	32,717	32,957	31,275

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(66,469)	$(84,833)	$(222,733)	$(246,523)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized (losses) gains on investment debt securities	(730)	451	230	1,646
Reclassification adjustment for realized gains on investment debt securities included in other income, net	—	2	53	6
Net unrealized (losses) gains on investment debt securities	$(730)	$453	$283	$1,652
Foreign currency translation gains (losses)	109	(687)	(891)	(463)
Other comprehensive (loss) income	$(621)	$(234)	$(608)	$1,189
Comprehensive loss	$(67,090)	$(85,067)	$(223,341)	$(245,334)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

	Three months ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Deficit
Balance - June 30, 2020	32,981	$33	$2,202,026	$(1,125)	$(2,279,730)	$(78,796)
Stock-based compensation	—	—	15,825	—	—	15,825
Net proceeds from exercise of stock options	14	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(3)	—	(226)	—	—	(226)
Other comprehensive loss	—	—	—	(621)	—	(621)
Net loss	—	—	—	—	(66,469)	(66,469)
Balance - September 30, 2020	32,992	$33	$2,217,625	$(1,746)	$(2,346,199)	$(130,287)

	Nine months ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity (Deficit)
Balance - December 31, 2019	32,853	$33	$2,176,133	$(1,144)	$(2,123,466)	$51,556
Stock-based compensation	—	—	44,381	—	—	44,381
Net proceeds from exercise of stock options	149	—	(1,052)	—	—	(1,052)
Employee withholding taxes related to stock-based awards	(10)	—	(1,837)	—	—	(1,837)
Other comprehensive loss	—	—	—	(602)	—	(602)
Net loss	—	—	—	—	(222,733)	(222,733)
Balance - September 30, 2020	32,992	$33	$2,217,625	$(1,746)	$(2,346,199)	$(130,287)

	Three months ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity
Balance - June 30, 2019	32,696	$33	$2,116,481	$(836)	$(1,940,475)	$175,203
Stock-based compensation	—	—	13,130	—	—	13,130
Recognition of debt discount on 2026 Convertible Notes	—	—	26,577	—	—	26,577
Net proceeds from exercise of stock options	37	—	773	—	—	773
Employee withholding taxes related to stock-based awards	—	—	119	—	—	119
Other comprehensive loss	—	—	—	(234)	—	(234)
Net loss	—	—	—	—	(84,833)	(84,833)
Balance - September 30, 2019	32,733	$33	$2,157,080	$(1,070)	$(2,025,308)	$130,735

	Nine months ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity
Balance - December 31, 2018	29,694	$30	$1,800,144	$(2,259)	$(1,778,785)	$19,130
Stock-based compensation	—	—	42,809	—	—	42,809
Recognition of debt discount on 2026 Convertible Notes	—	—	85,915	—	—	85,915
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	2,880	3	227,177	—	—	227,180
Net proceeds from exercise of stock options	159	—	2,511	—	—	2,511
Employee withholding taxes related to stock-based awards	—	—	(1,476)	—	—	(1,476)
Other comprehensive income	—	—	—	1,189	—	1,189
Net loss	—	—	—	—	(246,523)	(246,523)
Balance - September 30, 2019	32,733	$33	$2,157,080	$(1,070)	$(2,025,308)	$130,735

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(222,733)	$(246,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	44,381	42,809
(Accretion) amortization of (discount) premium on investment debt securities	2,617	(595)
Amortization of deferred financing costs	1,883	1,529
Depreciation	2,282	2,839
Non-cash operating lease cost	4,645	3,974
Gain on lease termination	—	(1,995)
Loss on the disposal of fixed assets	—	2,682
Accretion of debt discount	19,255	15,051
Provision for allowance of credit losses	224	—
Changes in operating assets:
Accounts receivable	(821)	(7,128)
Prepaid expenses and other current assets	(1,705)	(3,320)
Inventory	(110)	(2,240)
Security deposits	(263)	1,018
Other assets	—	(19,489)
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	4,261	33,990
Operating lease liabilities	(5,380)	(5,019)
Interest payable	(2,587)	(2,012)
Deferred revenue	—	(1,216)
Long-term other liabilities	—	9,516
Net cash (used in) operating activities	(154,051)	(176,129)
Cash flows from investing activities:
Purchases of investment debt securities	(282,629)	(560,733)
Sales and maturities of investment debt securities	417,592	306,898
Purchases of equipment, leasehold improvements, and furniture and fixtures	(1,990)	(1,041)
Net cash provided by (used in) investing activities	132,973	(254,876)
Cash flows from financing activities:
Proceeds from issuance of 2026 Convertible Notes, net of issuance costs	—	223,424
Proceeds from issuance of common stock, net of issuance costs	—	227,180
Proceeds from exercise of options, net	1,300	2,511
Payments of employee withholding taxes related to stock-based awards	(1,837)	(1,476)
Net cash (used in) provided by financing activities	(537)	451,639
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,674)	(505)
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,289)	20,129
Cash, cash equivalents and restricted cash at beginning of period	74,780	43,248
Cash, cash equivalents and restricted cash at end of period	$51,491	$63,377
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$1,230	$—

Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$45,311	$63,377
Restricted cash	6,180	—
Total cash, cash equivalents and restricted cash	$51,491	$63,377

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

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

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

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the nine-month period ended September 30, 2020 (in thousands):

Balance at December 31, 2019	$—
Provision for credit losses	235
Write-offs	(11)
Balance at September 30, 2020	$224

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt the standard effective January 1, 2021 and is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

4.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$45,311	$—	$—	$—	$45,311
Total cash and cash equivalents	45,311	—	—	—	45,311
Investment debt securities:
Commercial paper	26,463	—	8	(1)	26,470
Corporate debt securities	417,727	—	1,159	(87)	418,799
Total investment debt securities	444,190	—	1,167	(88)	445,269
Total cash, cash equivalents and investment debt securities	$489,501	$—	$1,167	$(88)	$490,580

	As of December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$62,557	$—	$—	$62,557
Commercial paper	7,498	—	—	7,498
Total cash and cash equivalents	70,055	—	—	70,055
Investment debt securities:
Commercial paper	42,806	43	(1)	42,848
Corporate debt securities	538,965	835	(81)	539,719
Total investment debt securities	581,771	878	(82)	582,567
Total cash, cash equivalents and investment debt securities	$651,826	$878	$(82)	$652,622

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of September 30, 2020
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$6,990	$(1)	$—	$—	$6,990	$(1)
Corporate debt securities	108,502	(87)	—	—	108,502	(87)
Total	$115,492	$(88)	$—	$—	$115,492	$(88)

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$11,976	$(1)	$—	$—	$11,976	$(1)
Corporate debt securities	121,684	(81)	—	—	121,684	(81)
Total	$133,660	$(82)	$—	$—	$133,660	$(82)

At September 30, 2020, the Company had 43 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaled $2.3 million at September 30, 2020, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

	(in thousands)
September 30, 2020
Assets
Cash and cash equivalents:
Money market funds	$22,234	$22,234	$—	$—
Available-for-sale investment debt securities:
Commercial paper	26,470	—	26,470	—
Corporate debt securities	418,799	—	418,799	—
Total financial assets	$467,503	$22,234	$445,269	$—

December 31, 2019
Assets
Cash and cash equivalents:
Money market funds	$19,376	$19,376	$—	$—
Commercial paper	7,498	—	7,498	—
Available-for-sale investment debt securities:
Commercial paper	42,848	—	42,848	—
Corporate debt securities	539,719	—	539,719	—
Total financial assets	$609,441	$19,376	$590,065	$—

The aggregate fair value of all available-for-sale investment debt securities (commercial paper and corporate debt securities), by contractual maturity, are as follows:

	Fair Value as of
	September 30, 2020	December 31, 2019

	(in thousands)
Due in one year or less	$340,022	$473,602
Due after one year through two years	105,247	116,463
Total investment debt securities	$445,269	$590,065

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

6.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	September 30, 2020	December 31, 2019

		(in thousands)
Office equipment and software	3	$4,626	$4,386
Leasehold improvements	Shorter of remaining lease term or useful life	12,017	10,489
Furniture and fixtures	7	4,208	4,032
Subtotal		20,851	18,907
Less: accumulated depreciation		(15,953)	(13,705)
Fixed assets, net		$4,898	$5,202

7.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Work-in-process	$7,842	$8,302
Finished goods	517	160
Inventory	$8,359	$8,462

8. Leases

The Company leases various office spaces under non-cancelable operating leases with original lease periods expiring between the fourth quarter of 2020 and 2024. The Company also enters into leases for equipment. A number of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is typically at the sole discretion of the Company; therefore, all renewals to extend the lease terms are not included in the right-of-use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, includes the renewal period in the lease term. These operating leases do not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.

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

Operating lease assets and liabilities are classified on the condensed consolidated balance sheets as follows:

Leases	Classification	September 30, 2020	December 31, 2019

Assets		(in thousands)
Operating lease assets	Other assets	$10,055	$13,246
Total leased assets		$10,055	$13,246

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$6,133	$6,456
Noncurrent
Operating lease liabilities	Long-term other liabilities	5,299	9,222
Total operating lease liabilities		$11,432	$15,678

Operating lease costs for the three and nine-month periods ended September 30, 2020 and 2019, are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2020	2019	2020	2019

		(in thousands)		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$1,593	$1,456	$5,062	$4,603
Short-term lease cost	Selling, general and administrative expenses	463	392	2,426	1,746
Variable lease cost	Selling, general and administrative expenses	262	230	1,119	626
Sublease income	Other income, net	(11)	(182)	(125)	(546)
Net lease cost		$2,307	$1,896	$8,482	$6,429

The weighted-average remaining term of the Company’s operating leases was 2.1 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 3.9% as of September 30, 2020.

Cash payments included in the measurement of the Company’s operating lease liabilities reported in operating cash flows were $5.8 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the Company obtained ROU assets of $1.2 million in exchange for new operating lease obligations of $1.2 million.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of September 30, 2020 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2020	$1,788
2021	6,676
2022	2,451
2023	940
2024	392
Thereafter	—
Total lease payments	12,247
Less: Present value discount	(815)
Total operating lease liabilities	$11,432

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Accounts payable	$15,468	$18,975
Accrued employee compensation	25,991	26,483
Accrued contracted services	64,748	74,486
Accrued restructuring	11,962	—
Accrued rebates, discounts and other incentives	27,286	21,529
Operating lease liabilities	6,133	6,456
Other liabilities	6,086	6,039
Accounts payable, accrued expenses and other liabilities	$157,674	$153,968

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

With respect to the 2017 claim, in June 2020, the Company received a payment of $9.4 million from Her Majesty’s Revenue and Customs (“HMRC”), the U.K.’s government tax authority. Given the claim review has not been finalized for the 2017 year, the $9.4 million credit received along with an additional $0.4 million due to foreign currency translation are recorded as a deferred liability within Accounts payable, accrued expenses, and other liabilities.

10.   Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
2023 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	230,000	230,000
Long-term debt, gross	690,000	690,000
Less: Unamortized debt discounts and fees	(136,784)	(157,922)
Long-term debt, net	$553,216	$532,078

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

The fair value of the 2026 Convertible Notes was approximately $159.4 million and $294.9 million at September 30, 2020 and December 31, 2019, respectively, and was determined using Level 2 inputs based on quoted market values.

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

The fair value of the 2023 Convertible Notes was approximately $370.3 million and $463.5 million at September 30, 2020 and December 31, 2019, respectively, and was determined using Level 2 inputs based on quoted market values.

Interest Expense on Convertible Notes

Interest expense was $12.1 million and $11.8 million for the three months ended September 30, 2020 and 2019, respectively, and $35.8 million and $29.5 million for the nine months ended September 30, 2020 and 2019, respectively, related to the Convertible Notes. Accrued interest on the Convertible Notes was approximately $5.5 million and $8.1 million as of September 30, 2020 and December 31, 2019, respectively. The Company recorded debt issuance costs of $19.0 million, which are being amortized using the effective interest method. As of September 30, 2020, $11.3 million of debt issuance costs are recorded on the unaudited condensed consolidated balance sheet in Long-term debt. Cash payments for interest were $17.3 million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively.

11.   Product Revenue, Net

The Company recognized net sales of Ocaliva of $79.5 million and $61.5 million for the three months ended September 30, 2020 and 2019, respectively and $229.4 million and $179.3 million for the nine months ended September 30, 2020 and 2019, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Product revenue, net:
U.S.	$58,643	$45,232	$169,051	$133,914
ex-U.S.	20,878	16,313	60,371	45,372
Total product revenue, net	$79,521	$61,545	$229,422	$179,286

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

The Company recognized licensing revenue of $0 and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $0 and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively, under the Sumitomo Agreement.

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

The claim for 2015 and 2016 was finalized and approved in the quarter ended June 30, 2020, at which time the Company recorded the U.K. research and development tax credit payments received of $22.0 million as a reduction of research and development expense in the condensed consolidated statements of operations.

14. Restructuring Expenses

On August 31, 2020, the Company adopted a plan to reduce its workforce in light of the previously announced receipt of a complete response letter from the U.S. Food and Drug Administration (the “FDA”) with respect to its New Drug Application for OCA for the treatment of liver fibrosis due to NASH (the “2020 Workforce Plan”). The 2020 Workforce Plan seeks to streamline the Company’s operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support the Company’s successful PBC business. The 2020 Workforce Plan will result in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce

Plan was implemented during the third quarter of 2020, immediately after its announcement, and is expected to be substantially completed by the end of 2020 upon payments of cash for charges incurred under the 2020 Workforce Plan. In the three and nine months ended September 30, 2020 the Company recorded restructuring charges of $13.4 million, which were primarily related to severance costs and other related termination benefits incurred in conjunction with the 2020 Workforce Plan.

The following table reflects total expenses related to restructuring activities recognized within the Condensed Consolidated Statements of Operations as restructuring costs:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020

	(in thousands)
Employee compensation costs	$11,973	$11,973
Equity compensation costs	1,408	1,408
Total restructuring costs	$13,381	$13,381

The Company recorded $1.4 million in non-cash stock-based compensation expense in association with the acceleration of the vesting of certain options and RSUs held by terminated employees.

The following table displays a rollforward of the changes to the accrued balances as of September 30, 2020:

Severance and Related Costs
(in thousands)
Accrued balance at December 31, 2019	$—
Charges incurred	11,962
Cash payments made	—
Other reserve adjustments	—
Accrued balance at September 30, 2020	$11,962

15. Stockholders’ Equity

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

16.   Stock Compensation

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

The estimated fair value of the stock options granted in the nine months ended September 30, 2020 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the restricted stock units (“RSUs”) granted in the nine months ended September 30, 2020 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the nine months ended September 30, 2020 was determined utilizing the Monte Carlo simulation method.

The following table summarizes stock option activity during the nine months ended September 30, 2020:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2019	1,981	$99.87	7.4	$65,662
Granted	688	$93.13	—	$—
Exercised	(22)	$52.20	—	$—
Cancelled/forfeited	(139)	$95.70	—	$—
Expired	(73)	$145.34	—	$—
Outstanding at September 30, 2020	2,435	$97.27	7.3	$1,502
Expected to vest	1,144	$89.99	8.7	$—
Exercisable	1,291	$103.72	6.1	$1,502

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those options that had exercise prices lower than the deemed fair value of the Company’s common stock. As of September 30, 2020, the total compensation cost related to non-vested option awards not yet recognized is approximately $52.9 million with a weighted average remaining vesting period of 1.27 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

Nine Months Ended September 30,
	2020	2019
Volatility	61.9 - 87.1%	87.0 - 89.9%
Expected term (in years)	5.5 - 6.0	5.5 - 6.0
Risk-free rate	0.2 - 1.7%	1.4 - 2.9%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, restricted stock award (“RSA”), PRSU and performance restricted share award (“PRSA”) activity during the nine months ended September 30, 2020:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2019	709	$88.39
Granted	698	$80.18
Vested	(186)	$77.93
Forfeited	(92)	$93.82
Non-vested awards at September 30, 2020	1,129	$84.27

As of September 30, 2020, there is approximately $70.4 million of total unrecognized compensation expense related to unvested RSUs, RSAs, PRSUs and PRSAs, which is expected to be recognized over a weighted average vesting period of 1.41 years.

During the nine months ended September 30, 2020, the Company granted a total of 64,900 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $1.9 million of stock-based compensation related to such PRSUs during the nine months ended September 30, 2020.

The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited. The Company has in the past, and may in the future, grant performance-based awards with vesting terms based on the achievement of specified goals. To the extent such awards do not contain a market condition, the Company recognizes no expense until achievement of the performance requirement is deemed probable. There are no awards with performance conditions outstanding as of September 30, 2020.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Selling, general and administrative	$11,119	$10,104	$33,091	$33,029
Research and development	3,298	3,026	9,882	9,780
Restructuring	1,408	—	1,408	—
Total stock-based compensation	$15,825	$13,130	$44,381	$42,809

17.   Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and nine-month periods ended September 30, 2020 and 2019, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three and nine-month periods ended September 30, 2020 and 2019, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Shares issuable upon conversion of Convertible Notes	4,435	4,435	4,435	4,435
Options	2,464	2,086	2,436	2,086
Unvested restricted stock units	940	597	880	597
Total	7,839	7,118	7,751	7,118

18. Commitments and Contingencies

Legal Proceedings

The Company is involved in various disputes, legal proceedings and litigation in the course of its business, including the matters described below and, from time to time, governmental inquiries and investigations and employment and other litigation. These matters, which could result in damages, fines or other administrative, civil or criminal remedies, liabilities or penalties, are often complex and the outcome of such matters is often uncertain. The Company may from time to time enter into settlements to resolve such matters.

Shareholder Litigation

On September 27, 2017, a purported shareholder class action, initially styled DeSmet v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Southern District of New York, naming the Company and certain of its officers as defendants. The Court appointed lead plaintiffs in the lawsuit on June 1, 2018, and the lead plaintiffs filed an amended complaint on July 31, 2018, captioned Hou Liu and Amy Fu v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiffs claim to be suing on behalf of anyone who purchased or otherwise acquired the Company’s common stock between June 9, 2016 and September 20, 2017. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during the period from June 9, 2016 to September 20, 2017, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding Ocaliva dosing, use and pharmacovigilance-related matters, as well as the Company’s operations, financial performance and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages. On September 14, 2018, the Company filed a motion to dismiss the amended complaint. On March 26, 2020, the Court granted the Company’s motion to dismiss the amended complaint in its entirety, and on March 27, 2020 the Court entered judgment in favor of the Company. On May 8, 2020, the plaintiffs filed a motion to set aside the judgment and grant leave to file a second amended complaint. On September 9, 2020, the Court denied the plaintiffs’ motion to set aside the judgment and grant leave to file a second amended complaint, finding that the proposed second amended complaint did not cure the deficiencies identified in the amended complaint. On October 9, 2020, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, challenging the March 27, 2020 judgment and several orders entered in this action.

Separately, on December 1, 2017, a purported shareholder demand was made on the Company based on substantially the same allegations as those set forth in the securities case above. In addition, on January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski, et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as those set forth in the securities case above.

On November 5, 2020, a purported shareholder class action, styled Chauhan v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Eastern District of New York, naming the Company and certain of its officers as defendants. The plaintiff claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between September 28, 2019 and October 7, 2020. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during the period from September 28, 2019 to October 7, 2020, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s New Drug Application for OCA for the treatment of liver fibrosis due to NASH and the use of Ocaliva in patients with PBC, as well as the Company’s operations, financial performance and prospects. The plaintiff seeks unspecified monetary damages on behalf of the putative class, and an award of costs and expenses, including attorney’s fees.

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

Patent Litigation

The Company has received paragraph IV certification notice letters from five generic drug manufacturers indicating that each such manufacturer has submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva.

Apotex Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Apotex PIV Notice”) from Apotex Inc. (“Apotex”) indicating that Apotex has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the Company’s U.S. Patents Nos. 9,238,673 (the “‘673 Patent”), 10,047,117 (the “‘117 Patent”), 10,052,337 (the “‘337 Patent”), and 10,174,073 (the “‘073 Patent”, and collectively with the ‘673 Patent, ‘117 Patent and ‘337 Patent, the “Apotex Challenged Patents”), which are listed for Ocaliva in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The Apotex PIV Notice alleges that the Apotex Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Apotex’s ANDA. Apotex did not make a paragraph IV certification against the Company’s U.S. Patents Nos. 7,138,390 (the “‘390 Patent”), 8,058,267 (the “‘267 Patent”) or 8,377,916 the (“‘916 Patent”), which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Apotex in the United States District Court for the District of Delaware within 45 days of receipt of the Apotex PIV Notice. As a result, under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the FDA cannot grant final approval to Apotex’s ANDA before November 27, 2023 or a court decision in Apotex’s favor, whichever is earlier. Recently, the U.S. Patent and Trademark Office (the “USPTO”) awarded the Company two additional Orange Book-listable patents that protect Ocaliva: U.S. Patents Nos. 10,751,349 (the “‘349 Patent”) and 10,758,549 (the “‘549 Patent”). In September and October 2020, the Company received amended paragraph IV certification notices from Apotex challenging the ‘349 Patent and the ‘549 Patent, respectively, that contain allegations similar to those in the Apotex PIV Notice. The Company is evaluating its legal options, including asserting the ‘349 Patent and the ‘549 Patent against Apotex.

Lupin Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Lupin PIV Notice”) from Lupin Limited (“Lupin”) indicating that Lupin has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Lupin Challenged Patents”), which are listed for Ocaliva in the FDA’s Orange Book. The Lupin PIV Notice alleges that the Lupin Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Lupin’s ANDA. Lupin did not make a paragraph IV certification against the ‘267 Patent or the ‘916

Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Lupin in the United States District Court for the District of Delaware within 45 days of receipt of the Lupin PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval to Lupin’s ANDA before November 27, 2023 or a court decision in Lupin’s favor, whichever is earlier. In September 2020, the Company received an amended paragraph IV certification notice from Lupin challenging the ‘349 Patent and the ‘549 Patent that contains allegations similar to those in the Lupin PIV Notice. The Company is evaluating its legal options, including asserting the ‘349 Patent and the ‘549 Patent against Lupin.

Amneal Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Amneal PIV Notice”) from Amneal Pharmaceuticals of New York, LLC, as U.S. agent for Amneal EU Limited (“Amneal”), indicating that Amneal has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Amneal Challenged Patents”), which are listed for Ocaliva in the FDA’s Orange Book. The Amneal PIV Notice alleges that the Amneal Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Amneal’s ANDA. Amneal did not make a paragraph IV certification against the ‘390 Patent, the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Amneal in the United States District Court for the District of Delaware within 45 days of receipt of the Amneal PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval to Amneal’s ANDA before November 27, 2023 or a court decision in Amneal’s favor, whichever is earlier. In October 2020, the Company received an amended paragraph IV certification notice from Amneal challenging the ‘349 Patent and the ‘549 Patent that contains allegations similar to those in the Amneal PIV Notice. The Company is evaluating its legal options, including asserting the ‘349 Patent and the ‘549 Patent against Amneal.

Optimus Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Optimus PIV Notice”) from Optimus Pharma Pvt Ltd (“Optimus”) indicating that Optimus has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Optimus Challenged Patents”) which are listed for Ocaliva in the FDA’s Orange Book. The Optimus PIV Notice alleges that the Optimus Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Optimus’s ANDA. Optimus did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Optimus in the United States District Court for the District of Delaware within 45 days of receipt of the Optimus PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval to Optimus’s ANDA before November 27, 2023 or a court decision in Optimus’s favor, whichever is earlier. In October 2020, the Company received an amended paragraph IV certification notice from Optimus challenging the ‘349 Patent and the ‘549 Patent that contains allegations similar to those in the Optimus PIV Notice. The Company is evaluating its legal options, including asserting the ‘349 Patent and the ‘549 Patent against Optimus.

MSN Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “MSN PIV Notice”) from MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (collectively, “MSN”) indicating that MSN has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “MSN Challenged Patents”) which are listed for Ocaliva in the FDA’s Orange Book. The MSN PIV Notice alleges that the MSN Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in MSN’s ANDA. MSN did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against MSN in the United States District Court for the District

of Delaware within 45 days of receipt of the MSN PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval to MSN’s ANDA before November 27, 2023 or a court decision in MSN’s favor, whichever is earlier.

In October 2020, the USPTO granted to the Company a reissue patent, U.S. Patent No. RE 48,286 (the “‘286 Patent”). By operation of law, the ‘390 Patent was withdrawn and replaced by the ‘286 Patent, which contains composition of matter claims to OCA and has the same term as the ‘390 Patent. In November 2020, the Company was informed by the USPTO that its petition for a five-year patent term extension of the ‘286 Patent had been granted and that the ‘286 Patent will now expire in 2027. The ‘286 Patent has been listed in the Orange Book, and will be substituted for the ‘390 Patent in the Lupin, Optimus and MSN litigation described above.

These proceedings are costly and time consuming. Successful challenges to the Company’s patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use the Company’s proprietary technologies without a license from the Company or its collaborators. While the Company intends to vigorously defend and enforce its intellectual property rights protecting Ocaliva, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful, or that a generic equivalent of Ocaliva will not be approved and enter the market before the expiration of the Company’s patents.

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

Our lead product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH that completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a New Drug Application (“NDA”) to the FDA seeking accelerated approval of OCA for liver fibrosis due to NASH. In November 2019, the FDA accepted our NDA for filing and granted a priority review designation of OCA for liver fibrosis due to NASH. In December 2019, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (the “EMA”) seeking conditional approval of OCA for liver fibrosis due to NASH. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. At that time, the FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue.

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA in progressive non-viral liver diseases. We are currently conducting a Phase 3 clinical trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients randomized. We are also studying OCA in combination with bezafibrate, a pan-peroxisome proliferator-activated receptor agonist, in patients with PBC and potentially may study such combination in other liver diseases. In addition, we have other compounds in early stages of research and development in our pipeline.

Recent Developments

OCA for Liver Fibrosis due to NASH

We are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA has provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety update from our ongoing studies. We are advancing accordingly and plan to hold additional meetings with the FDA with the goal of achieving sufficient alignment to proceed on this basis and potentially resubmit our NDA for the treatment of liver fibrosis due to NASH in 2021. In addition, we continue to work collaboratively with the EMA on its review of our MAA and expect to submit our responses to the EMA’s Day 120 questions in January 2021.

Workforce Reduction

On August 31, 2020, we adopted a plan to reduce our workforce in light of the previously announced receipt of a CRL from the FDA with respect to our NDA for OCA for the treatment of liver fibrosis due to NASH (the “2020 Workforce Plan”). The 2020 Workforce Plan seeks to streamline our operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support our successful PBC business. The 2020 Workforce Plan will result in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and is expected to be substantially completed by the end of 2020.

COVID-19

In March 2020, we announced new initiatives intended to ensure business continuity and support our employees during the evolving coronavirus (“COVID-19”) pandemic, while continuing the critical activities necessary to bring our approved medicines to patients. With respect to our ongoing clinical trials, we are continuing to closely monitor the COVID-19 situation and together with our contract research organizations, study sites and other partners, have taken measures intended to minimize disruption to these studies. Our pivotal Phase 3 NASH trials, REGENERATE and REVERSE, are fully enrolled and our focus is to provide support to participating sites and patients including, where appropriate, through the use of telemedicine, home care visits, direct delivery of medication and other measures. With respect to our ongoing PBC trials, we paused screening and randomization in March 2020 in our Phase 4 COBALT confirmatory outcomes trial evaluating Ocaliva for PBC and our Phase 2 study evaluating bezafibrate in combination with OCA for PBC. We have now reinitiated screening and randomization in our COBALT trial and in our Phase 2 study evaluating bezafibrate in combination with OCA. With respect to our supply chain, we are working with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate disruptions to our product supplies. To protect the health of our employees and their families and communities, and in accordance with guidance issued by the U.S. Centers for Disease Control and Prevention, the World Health Organization and local authorities, our global workforce is largely working remotely and we are leveraging digital communication technologies where appropriate to facilitate interactions with patients, healthcare professionals and our other stakeholders.

In addition, we are closely evaluating the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC. Our field-based employees are often working remotely and are interacting with healthcare professionals via digital communication technologies such as, where appropriate, video conferences, emails and phone calls. Many of the healthcare professionals that we call on are working from home, facing additional demands on their time due to COVID-19, and may cancel diagnostic, elective, specialty and other procedures and appointments to avoid non-essential patient exposure to medical environments and potential infection with COVID-19. We are experiencing increased competition for virtual appointments with healthcare professionals. Our increased utilization of virtual interactions and the reduced quantity of such interactions during the COVID-19 pandemic may reduce the effectiveness of our sales personnel and negatively affect physician awareness and sales of Ocaliva. In the third quarter of 2020, we  continued to see a lower level of prescriptions for new patients than we did prior to the outbreak of COVID-19. Although new patient starts currently account for only a small percentage of total Ocaliva prescriptions, our future sales of Ocaliva could be negatively impacted if prescriptions for new patients do not return to levels seen prior to the outbreak of COVID-19. It is also possible that COVID-19 may negatively affect our product sales in the future due to patient challenges in accessing healthcare providers, significant increases in unemployment and the resulting loss of individual health insurance coverage, and an inability to access government healthcare programs due to backlogs or other factors. COVID-19 could affect the operations of the FDA and/or negatively impact data capture and data quality of our ongoing clinical trials, which could delay or otherwise materially affect our clinical development efforts and the review and approval of our product candidates, including OCA for liver fibrosis due to NASH. Further, our ability to timely and cost-effectively resolve issues raised in the CRL to the satisfaction of the FDA may prove more difficult as a result of COVID-19. As public health restrictions on travel and in-person interactions are modified or relaxed, we may continue to face challenges that limit our ability to fully resume in-person interactions, including the potential for additional outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee illness and childcare obligations during school closures. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to appropriately disseminate scientific information and conduct disease state education. The long-term effects of COVID-19 are unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in-person visits by pharmaceutical company representatives.

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

We recognized net sales of Ocaliva of $79.5 million and $61.5 million for the three months ended September 30, 2020 and 2019, respectively, and $229.4 million and $179.3 million for the nine months ended September 30, 2020 and 2019, respectively.

We have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. While we intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful, or that a generic equivalent of Ocaliva will not be approved and enter the market before the expiration of such patents. See Note 18 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

The Company recognized licensing revenue of $0 and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $0 and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively. The licensing revenue in 2019 relates to the amortization of the upfront payments under the Sumitomo Agreement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019

	(in thousands)
Revenue:
Product revenue, net	$79,521	$61,545
Licensing revenue	—	405
Total revenue	79,521	61,950

Operating expenses:
Cost of sales	1,826	487
Selling, general and administrative	70,619	76,828
Research and development	48,858	60,168
Restructuring	13,381	—
Total operating expenses	134,684	137,483

Other income (expense):
Interest expense	(12,091)	(11,795)
Other income, net	785	2,495
Total other (expense), net	(11,306)	(9,300)
Net loss	$(66,469)	$(84,833)

Revenues

Product revenue, net was $79.5 million and $61.5 million for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, product revenue, net was comprised of U.S. Ocaliva net sales of $58.6 million and $45.2 million, respectively, and ex-U.S. Ocaliva net sales of $20.9 million and $16.3 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the three months ended September 30, 2020 and 2019, licensing revenue was $0 and $0.4 million, respectively. In the case of the three months ended September 30, 2019, revenues were related to the amortization of upfront payments under the Sumitomo Agreement.

Cost of sales

Cost of sales was $1.8 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Our cost of sales for the three months ended September 30, 2020 and 2019 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $70.6 million and $76.8 million for the three months ended September 30, 2020 and 2019, respectively. The $6.2 million net decrease between periods was primarily driven by reductions in spend resulting from the delay of the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $48.9 million and $60.2 million for the three months ended September 30, 2020 and 2019, respectively. The $11.3 million net decrease between periods was primarily driven by lower NASH development costs, including the conclusion of enrollment activities for the REGENERATE and REVERSE studies and reduced costs related to our preparations for regulatory interactions.

Restructuring expenses

Restructuring expenses were $13.4 million and $0 for the three months ended September 30, 2020 and 2019, respectively. The increase between periods was driven primarily by severance costs and other related termination benefits incurred in conjunction with the 2020 Workforce Plan.

Interest expense

Interest expense was $12.1 million and $11.8 million for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, interest expense related to the $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”) that we issued in May 2019 and the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”) that we issued in July 2016.

Other income, net

Other income, net was $0.8 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the three months ended September 30, 2020 and 2019, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Revenue:
Product revenue, net	$229,422	$179,286
Licensing revenue	—	1,216
Total revenue	229,422	180,502

Operating expenses:
Cost of sales	4,555	1,738
Selling, general and administrative	262,537	223,738
Research and development	139,587	178,163
Restructuring	13,381	—
Total operating expenses	420,060	403,639

Other income (expense):
Interest expense	(35,801)	(29,518)
Other income, net	3,706	6,132
Total other (expense), net	(32,095)	(23,386)
Net loss	$(222,733)	$(246,523)

Revenues

Product revenue, net was $229.4 million and $179.3 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, product revenue, net was comprised of U.S. Ocaliva net sales of $169.0 million and $133.9 million, respectively, and ex-U.S. Ocaliva net sales of $60.4 million and $45.4 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the nine months ended September 30, 2020 and 2019, licensing revenue was $0 and $1.2 million, respectively. In the case of the nine months ended September 30, 2019, revenues were related to the amortization of upfront payments under the Sumitomo Agreement.

Cost of sales

Cost of sales was $4.6 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. Our cost of sales for the nine months ended September 30, 2020 and 2019 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $262.5 million and $223.7 million for the nine months ended September 30, 2020 and 2019, respectively. The $38.8 million net increase between periods was primarily driven by increases in expenses mostly in the first half of 2020 relating to our launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $139.6 million and $178.2 million for the nine months ended September 30, 2020 and 2019, respectively. The $38.6 million net decrease between periods was primarily driven by UK R&D tax credits recognized as a reduction of research and development expenses during the nine months ended September 30, 2020, lower NASH development costs resulting from the conclusion of enrollment activities for the REGENERATE and REVERSE studies and reduced costs related to the preparation for regulatory interactions.

Restructuring expenses

Restructuring expenses were $13.4 million and $0 for the nine months ended September 30, 2020 and 2019, respectively. The increase between periods was driven primarily by severance costs and other related termination benefits incurred in conjunction with the 2020 Workforce Plan.

Interest expense

Interest expense was $35.8 million and $29.5 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, interest expense related to the 2026 Convertible Notes that we issued in May 2019 and the 2023 Convertible Notes that we issued in July 2016.

Other income, net

Other income, net was $3.7 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the nine months ended September 30, 2020 and 2019, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(154,051)	$(176,129)
Investing activities	132,973	(254,876)
Financing activities	(537)	451,639
Effect of exchange rate changes	(1,674)	(505)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,289)	$20,129

Operating Activities. Net cash used in operating activities of approximately $154.1 million during the nine months ended September 30, 2020 was primarily a result of our $222.7 million net loss and a net decrease in operating assets and liabilities of $6.6 million, partially offset by $44.4 million in stock-based compensation, $12.3 million for accretion of the discount on the 2023 Convertible Notes, $7.0 million for accretion of the discount on the 2026 Convertible Notes, $4.6 million for non-cash operating lease costs and $2.3 million of depreciation. Cash flows for the nine months ended September 30, 2020 include cash receipts of $20.7 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

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

Investing Activities. For the nine months ended September 30, 2020, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $417.6 million, partially offset by the purchase of investment debt securities of $282.6 million.

For the nine months ended September 30, 2019, net cash used in investing activities primarily reflects the purchase of investment debt securities of $560.7 million, partially offset by the sales and maturities of investment debt securities of $306.9 million.

Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2020 consisted primarily of $1.8 million from payments of employee withholding taxes related to stock-based awards offset by $1.3 million of net proceeds from the exercise of options to purchase common stock.

Net cash provided by financing activities in the nine months ended September 30, 2019 consisted primarily of net proceeds received from the 2019 Public Offering and 2019 Concurrent Private Placement of $227.2 million and net proceeds from the issuance of the 2026 Convertible Notes of $223.4 million.

Future Funding Requirements

As of September 30, 2020, we had $496.8 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2020. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our receipt of the CRL from the FDA in June 2020 with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our significant legal proceedings, see Note 18 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. As such, there is significant uncertainty in the degree of market acceptance that Ocaliva will have for PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimates but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva for PBC will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. In the third quarter of 2020, we continued to see a lower level of prescriptions for new patients than we did prior to the outbreak of COVID-19 and related government-imposed shelter-in-place mandates, restrictions on in-person interactions and other public health safety measures. The future impact of COVID-19, the governmental responses thereto and the resulting rate of prescriptions for new patients remains difficult to predict. If the rate of prescriptions for new patients declines in the future, we may see a reduction in net sales of Ocaliva, which could negatively affect our business, financial condition and results of operations. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva for PBC. Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including the completion of our Phase 4 COBALT trial, may materially and adversely impact the commercial results and potential of Ocaliva for PBC. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $344.7 million, $309.2 million and $360.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under licensing and collaboration agreements. At September 30, 2020, we had $496.8 million in cash, cash equivalents, restricted cash and investment debt securities.

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

As part of our product development activities, we currently expect to continue our Phase 3 clinical program of OCA for liver fibrosis due to NASH, including our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes for verification and description of clinical benefit and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. Our expenses could increase if we are required by the FDA or the EMA to perform studies or trials in addition to those currently expected, if our current trials are modified for any reason, or if there are any issues or delays in completing our clinical trials or the development of any of our product candidates, due to COVID-19 or otherwise. For example, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. Accordingly, our previously anticipated U.S. commercial launch of OCA for liver fibrosis due to NASH has been postponed, we do not expect to generate revenues for this indication until it has been approved, and we may incur significantly greater costs than previously anticipated in connection with the development of OCA for liver fibrosis due to NASH.

We intend to continue to develop OCA and our other existing product candidates, alone or in combination, for non-viral liver diseases. While we paused screening and randomization in March 2020 in our Phase 4 COBALT confirmatory outcomes trial evaluating Ocaliva for PBC and our Phase 2 study evaluating bezafibrate in combination with OCA for PBC due to COVID-19, we have now reinitiated screening and randomization in these trials. If OCA or any of our other product candidates fails in clinical trials or does not gain or maintain regulatory approval, or if OCA or any of our other product candidates does not achieve market acceptance, we may never become profitable. Our net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to predict with certainty the timing or amount of our expenses, whether such expenses may increase, or when, or if, we will be able to achieve profitability. The amount of our future net losses will depend, in part, on our future expenses, whether and by how much such expenses increase and our ability to generate revenues.

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

As of September 30, 2020, we had $496.8 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2020. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our recent receipt of a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for Ocaliva for PBC based on a reduction in ALP; however, an improvement in survival or disease-related symptoms has not yet been established. Continued approval of Ocaliva for PBC in the United States is contingent upon the verification and description of clinical benefit in confirmatory trials and our satisfaction of our other post-marketing regulatory requirements. Due to COVID-19, we paused screening and randomization in our Phase 4 COBALT confirmatory outcomes trial and took measures intended to minimize disruptions and protect and retain enrolled patients participating in the ongoing trial. While we have recommenced enrollment in our COBALT trial, any delay of the trial or failure by us to confirm the clinical benefit of Ocaliva for PBC due to COVID-19 or other factors may jeopardize the continued approval of Ocaliva for PBC. As specified by the applicable post-marketing requirements, our COBALT trial includes patients across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. In addition, we agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment, and we have fulfilled this commitment.

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

While we remain blinded to safety and efficacy data in the ongoing COBALT trial, a data monitoring committee recently reviewed the unblinded results of a pre-specified interim efficacy analysis, including unblinded safety data, pursuant to the study protocol. Though no acute safety concerns were observed by the data monitoring committee based on its review of the unblinded safety data and no changes to the conduct of the trial were recommended based on safety or otherwise, the data monitoring committee did issue a recommendation that it does not seem feasible to continue the COBALT trial as designed. As is typical based on the importance of maintaining data integrity in such situations, there was minimal additional detail provided by the data monitoring committee. Given the inherent challenges in enrolling and maintaining placebo-controlled post-marketing studies in a rare disease setting and the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we have previously discussed with the FDA and the EMA the merits of potentially converting COBALT to an open label external control design, and both agencies advised that we revisit this possibility with them if warranted after the pre-specified interim efficacy analysis by the data monitoring committee. We have notified the FDA and the EMA of the data monitoring committee’s recommendation and, as they previously advised, plan on meeting with the FDA to discuss the matter and seeking formal EU scientific advice with respect to potential alternative study designs. If we are unable to satisfactorily address the data monitoring committee’s recommendation with the FDA and/or the EMA and the COBALT trial cannot be timely completed, cannot be completed as designed or fails, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

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

While we remain blinded to safety and efficacy data in the ongoing COBALT trial, a data monitoring committee recently reviewed the unblinded results of a pre-specified interim efficacy analysis, including unblinded safety data, pursuant to the study protocol. Though no acute safety concerns were observed by the data monitoring committee based on its review of the unblinded safety data and no changes to the conduct of the trial were recommended based on safety or otherwise, the data monitoring committee did issue a recommendation that it does not seem feasible to continue the COBALT trial as designed. As is typical based on the importance of maintaining data integrity in such situations, there was minimal additional detail provided by the data monitoring committee. Given the inherent challenges in enrolling and maintaining placebo-controlled post-marketing studies in a rare disease setting and the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we have previously discussed with the FDA and the EMA the merits of potentially converting COBALT to an open label external control design, and both agencies advised that we revisit this possibility with them if warranted after the pre-specified interim efficacy analysis by the data monitoring committee. We have notified the FDA and the EMA of the data monitoring committee’s recommendation and, as they previously advised, plan on meeting with the FDA to discuss the matter and seeking formal EU scientific advice with respect to potential alternative study designs. If we are unable to satisfactorily address the data monitoring committee’s recommendation with the FDA and/or the EMA and the COBALT trial cannot be timely completed, cannot be completed as designed or fails, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

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

Our ongoing Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH incorporates an interim primary surrogate endpoint that may serve as the basis for accelerated approval in the United States and as the basis for a conditional approval in Europe. Accelerated approval in the United States and conditional approval in the European Union for OCA for liver fibrosis due to NASH are subject to similar risks as discussed above in relation to OCA for PBC. In the REGENERATE primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. Notwithstanding the results of the REGENERATE 18-month analysis, the recent CRL issued by the FDA indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. Furthermore, in November 2018, the EMA issued a draft position paper in which it presented its preliminary views with respect to various NASH clinical development matters, including with respect to potential surrogate endpoints, and requested comments thereon by August 2019. Although we did not reach agreement with the EMA on the definition and analysis of a surrogate endpoint prior to the readout of the 18-month analysis of the REGENERATE trial, we believe that the totality of the REGENERATE interim analysis data supports the MAA we filed with the EMA. However, the data that we have submitted to the EMA may not ultimately be found by the EMA to be sufficient for marketing approval on a conditional basis, or at all. In June 2019, the FDA issued new draft guidance on the development of drugs for the treatment of NASH patients with compensated cirrhosis. Although we believe that, if successful, our Phase 3 REVERSE trial will support a regulatory submission seeking accelerated approval of OCA for liver fibrosis due to NASH with compensated cirrhosis in the U.S., we do not know if achievement of the primary endpoint will ultimately be found sufficient by the FDA for approval on an accelerated basis, or at all.

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

Prior to any approval of OCA for liver fibrosis due to NASH or OCA for PBC in jurisdictions in which it is not currently approved or the approval of our other product candidates, the FDA, EMA or other applicable regulatory authorities may require additional preclinical studies and/or clinical trials, which may be expensive and time consuming to conduct and complete. Consequently, any such requirement that we conduct additional preclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we receive such approval, any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of our approved products could impact our commercial success in our target markets.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of Ocaliva for PBC, our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. We are also conducting our CARE trial of OCA in pediatric patients with biliary atresia as a part of an EMA-approved PIP supporting the conditional approval of Ocaliva for PBC. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved or to maintain approvals in the U.S., Europe or the other jurisdictions in which our products are approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that could result in a change of trial design or timing. For example, due to COVID-19 we paused screening and randomization in our Phase 4 COBALT confirmatory outcomes trial evaluating Ocaliva for PBC and in our Phase 2 study evaluating bezafibrate in combination with OCA for PBC and have taken measures intended to minimize disruptions and protect and retain enrolled patients participating in such trials. While we recommenced enrollment in our COBALT trial and in our Phase 2 study evaluating bezafibrate in combination with OCA, any delays or difficulties completing such trials as a result of the pause in enrollment could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will be completed on schedule, if at all.

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

COVID-19 has spread to the U.S., Europe, and other countries in which we are engaged in, or plan to engage in, clinical development activities. We are closely monitoring the COVID-19 outbreak, have temporarily paused screening and randomization in our ongoing PBC trials during periods of 2020 and, together with our contract research organizations, study sites and other partners, have taken measures intended to minimize disruptions and protect and retain patients enrolled in our clinical trials, including, where appropriate, the use of telemedicine, home care visits, direct delivery of investigational product and other measures. Notwithstanding our efforts, some of the sites participating in our clinical trials have been affected by site closings or reduced capacity, particularly in regions that are experiencing heightened impact from COVID-19. While we are monitoring the situation closely, if there was a meaningful negative impact on the data capture or data quality of any of our clinical trials, such trials may not be successful or we could be required to repeat, extend the duration of, increase the size of, or otherwise modify such trials, which could prevent or significantly delay the potential commercialization of our product candidates and require greater expenditures. We cannot at this time predict with certainty the scope of the impact of COVID-19 on our ability to execute our clinical trials. The extent to which COVID-19 may impact our clinical trials will depend on future developments, which are highly uncertain, such as the geographic spread of the disease, the duration of the outbreak, public health restrictions on travel and in-person interactions, business closures and disruptions, and the effectiveness of actions taken to contain and treat the disease. As a result, our clinical trials may not be successful or we may experience issues due to COVID-19 that could severely impact our clinical trials, including:

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

Although Ocaliva for PBC has received accelerated approval in the United States and conditional approval in the European Union, its full approval depends on the timely completion and results of post-marketing clinical trials, including our Phase 4 COBALT trial. We cannot assure you that these trials will be timely completed or that the results of such trials will support the full approval of Ocaliva in the United States, European Union or our other target markets where Ocaliva has not received full approval.

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

In February 2019, we announced topline results from the 18-month analysis of our pivotal Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. Notwithstanding the results of the REGENERATE 18-month analysis, the recent CRL issued by the FDA indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we filed a NDA in the United States and a MAA in Europe for approval of OCA for liver fibrosis due to NASH based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, Europe or our other target markets will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all. Additionally, interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. Our Phase 3 REGENERATE trial remains ongoing through clinical outcomes for verification and description of clinical benefit of OCA for liver fibrosis due to NASH.

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

The FDA has notified us that, in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk. Pursuant to the FDA’s guidance, this does not mean that the FDA has concluded that the drug has the listed risk or that the FDA has identified a causal relationship between Ocaliva and the potential risk. The FDA has informed us that its review of the NISS is focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. As part of our routine pharmacovigilance efforts, we have worked with the FDA to reconcile our internal safety database with the FDA Adverse Event Reporting System database and are now conducting a comprehensive assessment of all available data, including data from our completed clinical trials, blinded reviews of ongoing clinical trial data, unblinded reviews of ongoing clinical trial data by the data monitoring committee, post-marketing data and natural history data. Any safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business.

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

In January 2015, we received breakthrough therapy designation for OCA for the treatment of NASH patients with liver fibrosis. However, there is no guarantee that the receipt of breakthrough therapy designation will result in a faster development process, review or approval of OCA for liver fibrosis due to NASH or increase the likelihood that OCA will be granted marketing approval for NASH patients with liver fibrosis. Notwithstanding our receipt of breakthrough therapy designation, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that the outcome of these discussions will lead to resolution of the issues identified in the CRL or that if we resubmit our NDA that it will be approved. Similarly, any future breakthrough therapy designation relating to any other potential indication of OCA or our other product candidates will neither guarantee a faster development process, review or approval nor improve the likelihood of the grant of marketing approval by the FDA compared to conventional FDA procedures. In addition, the FDA may withdraw any breakthrough therapy designation at any time. While we may seek breakthrough therapy designation for one or more of our product candidates in the future, we can give no assurance that the FDA will grant such status.

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

The FDA has notified us that, in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk. Pursuant to the FDA’s guidance, this does not mean that the FDA has concluded that the drug has the listed risk or that the FDA has identified a causal relationship between Ocaliva and the potential risk. The FDA has informed us that its review of the NISS is focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. As part of our routine pharmacovigilance efforts, we have worked with the FDA to reconcile our internal safety database with the FDA Adverse Event Reporting System database and are now conducting a comprehensive assessment of all available data, including data from our completed clinical trials, blinded reviews of ongoing clinical trial data, unblinded reviews of ongoing clinical trial data by the data monitoring committee, post-marketing data and natural history data. Any safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business.

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

Legislative and regulatory healthcare reform may adversely affect our business.

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of Ocaliva and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes proposed or considered by the Trump administration and the United States Congress. For example, in June 2020, the Centers for Medicare & Medicaid Services released a proposed rule in a bid to update and expand key regulations governing the Medicaid Drug Rebate Program. If finalized as written, these changes will impact manufacturers’ commercial strategies, government payor program liabilities, lifecycle management plans, patient assistance regimes, and other important considerations. Also, in September 2020, President Trump issued an Executive Order directing the Secretary of Health and Human Services to implement a rulemaking plan to test payment models for a most favored nation pricing system with respect to Medicare Part B and Part D prescription drugs. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. In addition, it is possible that additional governmental action is taken to address pricing concerns arising in connection with COVID-19. We cannot predict the success or impact of any such current or future federal or state legislative efforts.

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

In addition, we are closely evaluating the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC. Our field-based employees are generally working remotely and are interacting with healthcare professionals via digital communication technologies such as, where appropriate, video conferences, emails and phone calls. Many of the healthcare professionals that we call on are working from home and facing additional demands on their time due to COVID-19. We are experiencing increased competition for virtual appointments with healthcare professionals, which may result in the cancellation of diagnostic, elective, specialty and other procedures and appointments to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Our increased utilization of virtual interactions and the reduced quantity of such interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel and negatively affect physician awareness and sales of Ocaliva. In the third quarter of 2020, we continued to see a lower level of prescriptions for new patients than we did prior to the outbreak of COVID-19. Although new patient starts currently account for only a small percentage of total Ocaliva prescriptions, our future sales of Ocaliva could be negatively impacted if prescriptions for new patients do not return to levels seen prior to the outbreak of COVID-19. It is also possible that COVID-19 may negatively affect our product sales in the future due to patient challenges in accessing healthcare providers, significant increases in unemployment and the resulting loss of individual health insurance coverage, and an inability to access government healthcare programs due to backlogs or other factors. As public health restrictions on travel and in-person interactions are modified or relaxed, we may continue to face challenges that limit our ability to fully resume in-person interactions, including the potential for additional outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee illness and childcare obligations during school closures. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to appropriately disseminate scientific information and conduct disease state education. The long-term effects of COVID-19 are unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in-person visits by pharmaceutical company representatives.

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

We have limited sales, marketing and distribution experience as a commercial organization. Ocaliva is our first approved product and the commercial launch of Ocaliva for PBC was our first product launch. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization and third-party distributors, depending on the jurisdiction. We are developing our commercialization strategy for OCA for liver fibrosis due to NASH, if approved, and have not yet decided on our commercialization strategy for OCA for other indications or for our other product candidates, in each case, if approved. To develop internal sales, distribution and marketing capabilities, we have invested, and expect to continue to invest, significant amounts of financial and management resources.

Recruiting and training a commercial organization is expensive, time-consuming and could delay any product launch. We can provide no assurance that we will correctly forecast the needs for growth of our commercial organization given our reliance on approvals from regulatory authorities for our product candidates. If the commercial launch of a product for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. For example, we expanded our commercial organization in anticipation of a potential U.S. commercial launch of OCA for liver fibrosis due to NASH. However, in June 2020, we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. Accordingly, our previously anticipated U.S. commercial launch of OCA for liver fibrosis due to NASH has been postponed, we do not expect to generate revenues for this indication until it has been approved, and we may incur significantly greater costs than previously anticipated in connection with the development of OCA for liver fibrosis due to NASH. On August 31, 2020, we adopted the 2020 Workforce Plan to reduce our workforce in light of the receipt of the CRL from the FDA. The 2020 Workforce Plan seeks to streamline our operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support our successful PBC business. The 2020 Workforce Plan will result in a workforce reduction of approximately 25%, or approximately 170 employees, and will largely affect the commercial infrastructure we developed in anticipation of a potential U.S. commercial launch of OCA for liver fibrosis due to NASH. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and is expected to be substantially completed by the end of 2020.

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

While we have implemented a corporate compliance program based on what we believe are current best practices, we cannot provide any assurance that governmental authorities, including the DOJ, SEC or FDA, will find that our business practices comply with all current or future administrative or judicial interpretations of potentially applicable laws and regulations. In addition, government and regulatory agencies may hold us responsible for any actions by our sales representatives to the extent that they do not comply with applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of penalties, including the issuance of an untitled letter, a warning letter, injunction, seizure, criminal and significant civil penalties, fines, damages, disgorgement, curtailment or restructuring of our operations, exclusion, disqualification or debarment from participation in federally- or state-funded healthcare programs or other sanctions or litigation, any of which could have a material adverse impact on our business, financial condition and results of operations.

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

In addition, the federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of drugs, including us, for which payment is available under certain federal healthcare programs annually to report information related to payments and other transfers of value to physicians and teaching hospitals, and physician ownership and investment interests. Beginning in 2021, the federal reporting requirements will also apply to payments and transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives.

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

A number of pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, including providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in improper promotional activities; and submitting inflated best price information to the Medicaid Drug Rebate Program to reduce liability for Medicaid rebates.

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

Some of the pharmaceutical and biotechnology companies that we may compete with include 89bio, Inc., AbbVie Inc., Acorda Therapeutics, Inc., Affimune Limited, Akcea Therapeutics, Inc., Akero Therapeutics, Inc., Albireo Pharma, Inc., Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., AstraZeneca plc, Blade Therapeutics, Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Can-Fite BioPharma Ltd., Cirius Therapeutics, Inc., Corcept Therapeutics Incorporated, CymaBay Therapeutics, Inc., Dr. Falk Pharma GmbH, Durect Corporation, Eli Lilly and Company, Enanta Pharmaceuticals, Inc., Forma Therapeutics, Inc. Galectin Therapeutics Inc., Galecto Biotech AB, Galmed Pharmaceuticals Ltd., Genfit SA, Genkyotex, Gilead Sciences, Inc., GlaxoSmithKline plc, GRI Bio, Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Immuron Limited, Inventiva, Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nash Pharmaceuticals Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics B.V.,

Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Oramed Pharmaceuticals Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences Inc., Second Genome, Inc., Sinew Pharma Inc., Terns Pharmaceuticals, Inc., Theratechnologies, Inc., Viking Therapeutics, Inc., Yagrit International Ltd and Zydus Pharmaceuticals (USA) Inc. Ocaliva competes with UDCA (or ursodiol), a first-line therapy approved for the treatment of PBC that is available generically at a significantly lower cost than Ocaliva. Although we have a license to develop and commercialize bezafibrate in the United States, bezafibrate has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH outside of the United States. Genfit is studying elafibranor for the treatment of PBC. Gilead Sciences, Inc. is studying firsocostat, a small molecule allosteric inhibitor that acts at the protein-protein homodimer interface of acetyl-CoA carboxylases and cilofexor, an FXR agonist, in NASH patients. Gilead Sciences, Inc. is also studying a number of compounds in other liver diseases including PBC.

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

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization and third-party distributors, depending on the jurisdiction. Our variety of international operations and business relationships subject us to additional risks that may materially and adversely affect our business and ability to attain or sustain profitability, including:

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

In July 2016, U.S. and European Commission officials adopted a framework called the European Union-U.S. Privacy Shield (the “EU Privacy Shield”) to govern transfers of personal data from the European Economic Area (“EEA”) to the

U.S. We adopted the European Union-U.S. Privacy Shield and have certified to its requirements since October 2016. We also adopted the Swiss-U.S. Privacy Shield (the “Swiss Privacy Shield”) in order to legitimize the transfer of personal data from Switzerland to the U.S. In May 2018, the General Data Protection Regulation (the “GDPR”) took effect in the EEA. The GDPR imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than previous EEA data protection legislation. In addition, although we have implemented certain measures as a result of Brexit to allow for the transfer of personal data between EEA member states and the United Kingdom, we may need to develop additional mechanisms to permit for the transfer of this data. Implementation of the GDPR and other changes in privacy and data protection laws or regulations could require changes to certain of our business practices, thereby increasing our costs. While we are engaging in activities to comply with the GDPR requirements and other data protection laws, we may be unsuccessful in these efforts.

On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU Privacy Shield as a data transfer mechanism for transferring personal data from the EEA to the U.S., effective immediately. On September 20, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss Privacy Shield. Therefore, the EU Privacy Shield and the Swiss Privacy Shield no longer qualify as appropriate safeguards for the transfer of personal data from the EEA or Switzerland to the U.S. and transfers made under those frameworks could attract regulatory scrutiny and penalties for non-compliance. There is no “grace period” to allow organizations to implement an alternative data transfer mechanism to the EU Privacy Shield and the Swiss Privacy Shield. While the European Commission approved Standard Contractual Clauses (“SCCs”) and Binding Corporate Rules remain a valid mechanism to transfer personal data to third countries outside the EEA and Switzerland, the CJEU's ruling has also imposed enhanced due diligence obligations on organizations acting as data exporters and relying on SCCs to ensure that the laws of the country to which personal data is transferred offers a level of data protection that is essentially equivalent to the EEA. In addition, the European Commission is in the process of updating the SCCs to align them with the GDPR. As a result of the CJEU's ruling, the status of the transfers of personal data from the EEA or Switzerland to the U.S. is currently subject to significant regulatory uncertainty and we are actively monitoring developments in this area. To the extent we are not able to employ suitable data transfer mechanisms to facilitate international transfers of data, our ability to conduct our business may be materially adversely impacted.

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

We may also anticipate needs for growth that do not materialize. For example, we expanded our commercial organization in anticipation of a potential U.S. commercial launch of OCA for liver fibrosis due to NASH. However, in June 2020, we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. On August 31, 2020, we adopted the 2020 Workforce Plan to reduce our workforce in light of the receipt of the CRL from the FDA. The 2020 Workforce Plan seeks to streamline our operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support our successful PBC business. The 2020 Workforce Plan will result in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and is expected to be substantially completed by the end of 2020. We can provide no assurance that we will correctly forecast the needs for growth given our reliance on approvals from regulatory authorities for our product candidates.

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

Our need to effectively manage our operations, growth and various projects requires that we:

●	successfully attract and recruit new employees or consultants with the expertise and experience we require in the United States, Europe and other jurisdictions;
●	develop, expand or adjust our commercial infrastructure;
●	manage our clinical programs effectively, which are often conducted at numerous domestic and international clinical sites, and advance our other development efforts; and
●	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. While we intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva, we can offer no assurance as to when the lawsuits will be decided, or whether the lawsuits will be successful. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 18 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Due to the patent laws of a specific country in which we are seeking patent protection, the decisions of a patent examiner in a specific country in which we are seeking patent protection or our own filing strategies, we ultimately may not obtain patent coverage for all of our products and product candidates for which we have filed a patent application. While we regularly pursue patent protection in the United States and other countries to obtain claim coverage for our inventions, we cannot be certain that such patent rights will be granted or that the scope of any patent granted will prevent third parties from making, using, selling, offering for sale or importing the same or similar products.

If we do not obtain protection under the Hatch-Waxman Act in the United States (and similar legislation outside of the United States) extending the terms of our patents and/or providing data or other exclusivity for our products and product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our products, U.S. patents may be eligible for a limited extension of patent term under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits an extension of patent term for one patent of up to five years as compensation for patent term lost during product development and the FDA regulatory review process, so long as the total period of patent term extension does not exceed 14 years from the date of approval. However, an extension may not be granted because of, for example, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or failure to satisfy applicable requirements. Moreover, the applicable time period or scope of patent protection afforded could be less than what is requested. If we are unable to obtain patent term extension or the term of any such extension is less than what we request, the period during which we will have the right to exclusively market our products may be shorter than anticipated, our competitors may obtain approval of competing products following our patent expiration and our revenue could be reduced, possibly materially.

In October 2020, the USPTO granted to the Company a reissue patent, U.S. Patent No. RE 48,286 (the “‘286 Patent”). By operation of law, our primary composition of matter patent protecting Ocaliva, U.S. Patent No. 7,138,390 (the “‘390 Patent”), was withdrawn and replaced by the ‘286 Patent, which contains composition of matter claims to OCA. The ‘286 Patent will be substituted in any litigation where the ‘390 Patent was asserted. The ‘286 Patent, like its predecessor the ‘390 Patent, was scheduled to expire in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, and pursuant to the Hatch-Waxman Act, we previously applied for an extension of the patent term for the ‘390 Patent in the U.S. seeking to extend the term of the ‘390 Patent into 2027. In November 2020, the Company was informed by the USPTO that its petition for a five-year patent term extension had been granted. Accordingly, the patent term extension originally intended to extend the term of the ‘390 Patent into 2027 will extend the term of the ‘286 Patent into 2027. Similarly, in connection with the conditional approval of Ocaliva for PBC in the European Union, we applied for supplementary patent certification (“SPC”) to extend the patent term for the European analogue of the ‘390 Patent (now the ‘286 Patent) in most of the European Union into 2027. To date, we have received grants of SPC in Austria, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued patents for OCA are expected to expire between 2022 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid. The substitution in the U.S. of the ‘286 Patent for the ‘390 Patent has no effect on foreign patent rights.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to file patent infringement lawsuits or engage in other adversarial proceedings to stop another party from making, using, selling, offering for sale or importing the inventions claimed in any of our patents, that individual or company alleged to be infringing has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive, consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable or not infringed, and that we do not have the right to stop the other party from making, using, selling, offering for sale or importing the inventions. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. Such lawsuits may be expensive and divert our management’s time and attention. In addition, to the extent such lawsuits are not successful, and a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 18 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets or other proprietary information of their former employers. In addition, if we are not able to adequately prevent disclosure of our trade secrets and other proprietary information, the value of our technology, products and product candidates could be significantly diminished.

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

We may rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and may not prevent others from independently and lawfully developing similar or identical products that circumvent our intellectual property. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.

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

Risks Related to Our Indebtedness

Servicing our debt will require significant amounts of cash, and we may not have sufficient cash flow from our business to effectively service our debt.

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

Genextra S.p.A. (“Genextra”) is one of our largest stockholders and owns a significant minority percentage of our outstanding common stock. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other securityholders may desire.

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

In September 2017, a lawsuit and, in January 2018, a follow-on lawsuit, were filed alleging that we and certain of our officers made material misrepresentations and/or omissions of material fact regarding Ocaliva dosing, use and pharmacovigilance-related matters, as well as our operations, financial performance and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages.

While we believe that we have a number of valid defenses to the claims described above and intend to vigorously defend ourselves, the matters are in the early stages of litigation and no assessment can be made as to the likely outcome of the matters or whether they will be material to us.

Additionally, in November 2020, a lawsuit was filed alleging that we and certain of our officers made material misrepresentations and/or omissions of material fact during the period from September 28, 2019 to October 7, 2020 relating to our NDA for OCA for the treatment of liver fibrosis due to NASH and the use of Ocaliva in patients with PBC, as well as our operations, financial performance and prospects. The plaintiff seeks unspecified monetary damages on behalf of the putative class, and an award of costs and expenses, including attorney’s fees.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019, the factors that may result in wide fluctuations in the price of our common stock include any:

●	delay, failure or receipt of regulatory approval for our product candidates, including OCA for liver fibrosis due to NASH;
●	delay, failure or receipt of additional marketing authorizations for Ocaliva or our product candidates, including OCA for liver fibrosis due to NASH, in our target markets;
●	failure to successfully commercialize our approved products in the United States, Europe and our other target markets, or our inability to maintain regulatory approval for Ocaliva or our other approved products in such markets;
●	clinical trial failure, including any such failure resulting from issues, delays or difficulties in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our clinical trials, such as our NASH and PBC trials;
●	the effects of COVID-19 and related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions, business closures and disruptions and other public health safety measures;
●	inability to obtain additional funding;
●	delay in filing an investigational new drug application, NDA, MAA or comparable submission for any of our product candidates, and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;
●	potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates;
●	inability to obtain adequate product supply of Ocaliva, OCA for liver fibrosis due to NASH or any of our other product candidates or the inability to do so at acceptable prices;
●	results of clinical trials of our competitors’ products and product candidates;
●	regulatory or advisory committee actions or recommendations with respect to our products or product candidates, including Ocaliva or OCA for liver fibrosis due to NASH, or our competitors’ products or product candidates;
●	changes in laws or regulations applicable to our products or product candidates;
●	failure to meet or exceed financial projections or guidance we may provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	actual or anticipated changes in our growth rate relative to our competitors;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	competition from existing products or new products that may emerge;
●	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key management or scientific personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional financing efforts;
●	disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	sales of our common stock by us, our insiders or our other stockholders;
●	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements, or prevent system failures, data breaches or violations of data protection laws;
●	market conditions for biopharmaceutical stocks in general; and
●	general economic, industry, market and political conditions

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

We have significant net operating loss carryforwards (“NOLs”) for U.S. Federal, state and foreign income tax purposes. The enactment of the Tax Cuts and Jobs Act enacted in 2017 (the “TCJA”) modified the ability of companies to utilize U.S. Federal NOLs arising in tax years beginning on or after January 1, 2018, by providing that such NOLs may be carried-forward indefinitely and used to offset up to 80 percent of taxable income in any given future year. Existing NOLs that arose in tax years beginning prior to January 1, 2018, were not affected by the TCJA and are generally eligible to be carried-forward for up to 20 years and used to fully offset taxable income in future years. If not utilized, our pre-2018

NOLs will expire for U.S. Federal income tax purposes between 2024 and 2037. We also have certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

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

General Risk Factors

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

We are subject to income taxes in the United States and various foreign jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, such as the TCJA, the accounting for stock options and other stock-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings in different jurisdictions, the outcome of audits or other examinations by the U.S. Internal Revenue Service and tax regulators in other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets and changes to our ownership or capital structure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended September 30, 2020.

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

July 1, 2020 through July 31, 2020	1,657	$46.52	—	—
August 1, 2020 through August 31, 2020	1,297	$49.82	—	—
September 1, 2020 through September 30, 2020	69	$43.41	—	—
Total	3,023	$47.86	—	—
(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019 (audited), (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine-month periods ended September 30, 2020 and 2019 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2020 and 2019 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INTERCEPT PHARMACEUTICALS, INC.

Date: November 9, 2020	By:	/s/ Mark Pruzanski, M.D.
Mark Pruzanski, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer and Treasurer
(Principal Financial Officer)