Form 10-K
period 2020-12-31
INTERCEPT PHARMACEUTICALS, INC.
filed 2021-02-25
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,259.3 million (computed by reference to the closing price of $47.91 on such date as reported by the Nasdaq Global Select Market). Common stock held by our executive officers, directors and certain stockholders as of such date has been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of December 31, 2020 was 33,015,614.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement related to its 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Intercept Pharmaceuticals, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate, including in connection with the newly identified safety signal ("NISS") relating to Ocaliva identified by the FDA in May 2020;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;

●	the outcomes of ongoing discussions with the FDA and the European Medicines Agency ("EMA") regarding the feasibility of the COBALT and 401 trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;

●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of COVID-19, including any impact on our results of operations or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other periodic filings filed with the U.S. Securities and Exchange Commission.

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

SUMMARY RISK FACTORS

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks and uncertainties discussed under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. The following is a list of some of these risks:

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

v

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

PART I

Item 1.   Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our first marketed product, Ocaliva® (obeticholic acid or “OCA”), is a farnesoid X receptor (“FXR”) agonist approved in the United States, the European Union and several other jurisdictions for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In addition to commercializing OCA for PBC under the Ocaliva brand name, we are currently developing OCA for additional indications, including nonalcoholic steatohepatitis (“NASH”). We are also developing other product candidates in various stages of clinical and preclinical development. We believe that OCA and our other product candidates have the potential to treat orphan and other more prevalent liver diseases such as NASH for which there are currently limited therapeutic options.

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

Our lead product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH that completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a New Drug Application (“NDA”) to the FDA seeking accelerated approval of OCA for liver fibrosis due to NASH. In November 2019, the FDA accepted our NDA for filing and granted a priority review designation of OCA for liver fibrosis due to NASH. In December 2019, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (the “EMA”) seeking conditional approval of OCA for liver fibrosis due to NASH. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. At that time, the FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. We are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA has provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety update from our ongoing studies. We are advancing accordingly and plan to hold additional meetings with the FDA with the goal of achieving sufficient alignment to proceed on this basis and potentially resubmit our NDA for the treatment of liver fibrosis due to NASH by the end of 2021. In addition, we continue to work collaboratively with the EMA on its review of our MAA.

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

Our Strategy

Our objective is to develop and commercialize novel therapeutics for the treatment of progressive non-viral liver diseases with high unmet medical need. The key elements of our strategy are to:

●	Further strengthen our foundational PBC business. We intend to further strengthen our foundational PBC business through expanding access to Ocaliva to eligible patients by increasing Ocaliva’s penetration in the markets where it has been approved and pursuing regulatory approval for Ocaliva in our target markets where it has not yet been approved. In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva in the U.S. and Europe.
●	Execute on our clinical and regulatory goals and timelines. We remain focused on progressing our development program in liver fibrosis due to NASH in the United States and Europe and are working to potentially resubmit our NDA to the FDA by the end of 2021. We also expect to continue REGENERATE through clinical outcomes and to progress our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. We also plan to advance our Phase 2 study evaluating bezafibrate in combination with OCA for PBC as part of a broader early development program.
●	Expand our portfolio and pipeline. We intend to identify additional opportunities to develop OCA and our other product candidates, alone or in combination, in rare liver diseases. In addition, we intend to initiate a first-in-human clinical trial of our INT-787 compound, which is an FXR agonist that we are currently evaluating in preclinical studies
●	Expand and protect our intellectual property. We intend to continue to expand and aggressively prosecute our intellectual property in the area of bile acid chemistry and therapeutics with the objective of maintaining a valuable intellectual property portfolio and to vigorously defend and enforce our intellectual property rights protecting Ocaliva.

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

In February 2018, we announced our Phase 3 REVERSE trial of OCA for liver fibrosis due to NASH patients with compensated cirrhosis. In April 2018, we issued and sold an aggregate of approximately 4.3 million shares of common stock in a registered public offering and a concurrent private placement (the “2018 Concurrent Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended, and received net proceeds of approximately $261.4 million therefrom. In December 2018, we entered into an agreement (the “Aralez Agreement”) with Aralez Pharmaceuticals Canada Inc. (“Aralez”), pursuant to which we acquired (i) Aralez’s license to develop and commercialize bezafibrate in the United States, (ii) Aralez’s investigational new drug application (“IND”) on file with the FDA and other associated regulatory documentation and (iii) a non-exclusive license to certain of Aralez’s intellectual property. We are evaluating the efficacy, safety and tolerability of bezafibrate in combination with OCA in patients with PBC in a Phase 2 study, with the longer-term goal of developing and seeking regulatory approval for a fixed dose combination regimen in this indication and potentially other liver diseases.

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

In October 2020, we had our end of review meeting with the FDA to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA has provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety update from our ongoing studies.

In December 2020, we announced that Mark Pruzanski, M.D. would retire from his position as President and Chief Executive Officer and that Jerome (Jerry) Durso, our Chief Operating Officer at the time, would succeed Dr. Pruzanski as our President and Chief Executive Officer, effective as of January 1, 2021. We also announced that Mr. Durso would be appointed to the Board of Directors (the “Board”) following the transition and that Dr. Pruzanski would remain as a director on the Board and retained adviser to us.

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

Following the completion of the double-blind portion of the POISE trial described above, patients were given the option to enroll in a five-year open-label long-term safety and efficacy extension trial, which has been completed. Patients received Ocaliva at a once-daily 5 mg dose for three months, after which patients were titrated based on tolerability. The data from the open-label extension portion of the trial showed that 46% of patients responded after 12 months of treatment with Ocaliva and 50% to 56% of patients responded after 48 to 72 months of treatment with Ocaliva (based on the same criteria used to define the primary endpoint in the 12 month placebo controlled trial). Reductions in ALP were sustained through the double-blind and extension portions of the trial and total bilirubin levels remained stable and within the normal range for most patients for the duration of the trial (ALP p < 0.0001 for all post-baseline visits; total bilirubin: p-values were not consistently significant throughout the extension portion of the POISE trial). Adverse events were consistent with the safety profile of Ocaliva in patients with PBC. The most commonly reported adverse events were pruritis and fatigue, which were generally mild to moderate in severity.

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

The goal of the COBALT trial is to confirm that reduction of ALP based upon Ocaliva treatment is associated with a longer-term benefit on liver-related clinical outcomes. COBALT is designed to assess the effect of a once-daily dose of 5 mg or 10 mg of Ocaliva in approximately 430 PBC patients with an inadequate therapeutic response to UDCA or who are unable to tolerate UDCA. In this trial, eligible patients with PBC continue their UDCA treatment, except for those patients unable to tolerate UDCA, have been randomized into one of two treatment arms of approximately 215 patients each. Patients have been randomized to receive either (i) placebo or (ii) Ocaliva starting at 5 mg and increasing over the course of the trial to 10 mg of Ocaliva based on tolerability. Dosing frequency has been determined by disease stage. The primary endpoint of the trial is based on clinical outcomes as measured by time to first occurrence of any of the following adjudicated events: death (all-cause), liver transplant, Model of End Stage Liver Disease (“MELD”) score greater than 15, uncontrolled ascites or hospitalization due to variceal bleeding, hepatic encephalopathy or spontaneous bacterial peritonitis. The study evaluates subjects across the spectrum of PBC disease, including early and advanced PBC.

Further, as part of our post-marketing requirements for Ocaliva, we are undertaking a Phase 4 clinical trial of Ocaliva in patients with PBC who have moderate to severe hepatic impairment (Child-Pugh B and C) (known as the 401 trial). This double-blind, placebo-controlled study is designed to evaluate the pharmacokinetics of Ocaliva and its conjugates, as well as safety and tolerability. Additional objectives include an evaluation of Ocaliva treatment compared to placebo on liver biochemistry, Child-Pugh scores and non-invasive markers of liver fibrosis and stiffness. The trial as designed is targeted to enroll approximately 50 patients in the United States, Europe and other jurisdictions for 48 weeks.

While we remain blinded to safety and efficacy data in the ongoing COBALT trial and 401 trial, a data monitoring committee (“DMC”) reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC as well as the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we continue to discuss with the FDA and the EMA proposed modifications to the COBALT trial as well as proposals with respect to the 401 trial. We have notified the FDA and the EMA of the DMC’s recommendation and, as they previously advised, are in ongoing discussions with the FDA on the matter and are seeking formal EU scientific advice with respect to potential alternative study designs. In addition, future changes to our Ocaliva label related to the most advanced PBC patients will influence the modifications to our study design. Both the COBALT and 401 trials are ongoing but not currently enrolling patients.

We are also undertaking a Phase 2 clinical trial of Ocaliva in pediatric patients with biliary atresia, a life-threatening condition in infants in which the bile ducts inside or outside the liver do not have normal openings. This trial, known as the CARE trial, is a part of an EMA-approved Pediatric Investigation Plan (“PIP”) supporting the conditional approval of Ocaliva for PBC in the European Union as PBC is not believed to occur in the pediatric population. The CARE trial is designed to evaluate the effects of 11 weeks of Ocaliva treatment where patients with biliary atresia are randomized to varying doses. The primary endpoint is to evaluate the pharmacokinetics and the safety and tolerability of Ocaliva treatment. In addition, Ocaliva’s effect on hepatobiliary indices and biomarkers will be assessed. This trial is targeted to enroll approximately 60 patients in the United States and Europe.

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

The FDA has notified us that, in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk. The FDA has informed us that its review of the NISS is focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. As part of our routine pharmacovigilance efforts, we worked with the FDA to reconcile our internal safety database with the FDA Adverse Event Reporting System database and we completed a comprehensive assessment of all available data, including data from our completed clinical trials, blinded reviews of ongoing clinical trial data, unblinded reviews of certain ongoing clinical trial data by the DMC, post-marketing data and natural history data, which we submitted to the FDA and had a meeting earlier in 2021 to discuss. We are working with the FDA to align on changes to the Ocaliva label regarding patients with the most advanced stages of PBC. Based on our communications with the FDA, this update will come in the form of a safety labeling change. These communications are ongoing.

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

OCA for liver fibrosis due to NASH

Our lead product candidate is OCA for the potential treatment of liver fibrosis due to NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a NDA seeking accelerated approval of OCA for liver fibrosis due to NASH in the United States and, in December 2019, we submitted a MAA seeking conditional approval of OCA for liver fibrosis due to NASH in Europe. The FDA subsequently accepted our NDA for filing and granted a priority review designation for OCA for liver fibrosis due to NASH. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. At that time, the FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. In October 2020, we had our end of review meeting with the FDA to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA has provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety update from our ongoing studies. We are advancing accordingly and plan to hold additional meetings with the FDA with the goal of achieving sufficient alignment to proceed on this basis and potentially resubmit our NDA for the treatment of liver fibrosis due to NASH by the end of 2021. We also continue to work collaboratively with the EMA on its review of our MAA. In addition, we have conducted a number of other trials and studies in connection with our NASH development program, and our Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial, is ongoing.

Overview of NASH

NASH is a serious progressive liver disease caused by excessive fat accumulation in the liver (steatosis) that induces chronic inflammation, resulting in progressive fibrosis (scarring) that can lead to cirrhosis, eventual liver failure, cancer and death. More than 20% of patients with NASH are estimated to progress to cirrhosis within a decade of diagnosis and, compared to the general population, have a ten-fold greater risk of liver-related mortality. The proportion of liver transplants attributable to NASH has increased rapidly in recent years with NASH currently the second leading cause of liver transplantation in the United States and, in females, the leading cause. NASH is anticipated to become the leading indication for liver transplantation in Europe within the next decade. Additionally, NASH is now considered to be the leading, and a rapidly increasing, cause of hepatocellular carcinoma (primary liver cancer), of which up to 40% of cases in NASH patients develop prior to developing cirrhosis.

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

There are currently no medications approved for the treatment of NASH in the United States or Europe. However, various therapeutics are used “off-label”, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), pentoxifylline and UDCA. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care, but have not conclusively been shown to prevent disease progression. Although some of the off-label treatments described above have been studied as possible treatments for NASH, none has been approved by the FDA or EMA as a treatment for this disease. Currently, treatment options for NASH patients with advanced cirrhosis are limited. Although liver transplant can be life-saving, many patients fail to receive a donor organ in time, and for those who do, there are very significant clinical risks, such as infection and organ rejection, as well as significant costs. In addition, the post-transplant recurrence rate of NASH has been shown to be as high as 25% at 18 months. Given the lack of available treatment options, we believe that there is a significant unmet need for novel therapies for NASH, particularly in those patients with advanced fibrosis and cirrhosis and those with a high risk of disease progression due to other co-morbidities such as type 2 diabetes.

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

Set forth below is a summary of the 18-month primary efficacy analysis and additional full efficacy analysis from the REGENERATE trial.

Fibrosis Improvement at Month 18

Primary Efficacy Analysis (ITT population: NASH with stage 2 and 3 liver fibrosis)	Placebo n = 311	OCA 10 mg n = 312	OCA 25 mg n= 308
Fibrosis improvement (≥ 1 stage) with no worsening of NASH*	11.9%	17.6% p = 0.0446	23.1% p = 0.0002**
Additional Full Efficacy Analysis (ITT population plus stage 1 liver fibrosis patients)	Placebo n=407	OCA 10 mg n = 407	OCA 25 mg n = 404
Fibrosis improvement (≥ 1 stage) with no worsening of NASH*	10.6%	15.7% p = 0.0286	21% p < 0.0001
* Defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis.
** Statistically significant in accordance with the statistical analysis plan agreed with the FDA.

NASH Resolution at Month 18

Primary Efficacy Analysis (ITT population: NASH with stage 2 and 3 liver fibrosis	Placebo n = 311	OCA 10 mg n = 312	OCA 25 mg n = 308
NASH resolution‡ with no worsening of liver fibrosis stage	8.0%	11.2% p = 0.1814	11.7% p = 0.1268
Additional Full Efficacy Analysis (ITT population plus stage 1 liver fibrosis patients)	Placebo n = 407	OCA 10 mg n = 407	OCA 25 mg n = 404
NASH resolution‡ with no worsening of liver fibrosis stage	7.9%	11.3% p = 0.0903	14.9% p = 0.0013

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

OCA and Bezafibrate

In December 2018, we entered into the Aralez Agreement, pursuant to which we acquired (i) Aralez’s license to develop and commercialize bezafibrate in the United States (as amended and restated in connection therewith, the “Bezafibrate License”), (ii) Aralez’s IND on file with the FDA and other associated regulatory documentation and (iii) a non-exclusive license to certain of Aralez’s intellectual property. Pursuant to the Aralez Agreement, we paid $9.0 million to Aralez in connection with the closing of the transactions in December 2018 and are obligated to make a $2.0 million milestone payment to Aralez based on the occurrence of specified regulatory-related events. Bezafibrate, a PPAR agonist that has been studied in PBC, is not approved in the U.S. for any indication. We are evaluating the efficacy, safety and tolerability of bezafibrate in combination with OCA in patients with PBC in a Phase 2 study outside of the United States, and we filed an IND with the FDA in January 2021 to prepare to expand such development into the United States, with the longer-term goal of developing and seeking regulatory approval for a fixed dose combination regimen in this indication and potentially may study this combination in other liver diseases. Pursuant to the Bezafibrate License, we are also obligated to make a $2.5 million milestone payment based on the occurrence of specified regulatory-related events with respect to such a combination product, as well as mid-single digit percentage royalty payments based on the net sales of such a combination product.

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

Ocaliva for PBC

Ocaliva competes with UDCA (or ursodiol), a first-line therapy approved for the treatment of PBC that is available generically at a significantly lower cost than Ocaliva. Additional product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of PBC include Genfit SA’s dual PPAR alpha/delta agonist (elafibranor), CymaBay’s PPAR delta agonist (seladelpar), Genkyotex’s NOX1/NOX4 inhibitor (setanaxib), HighTide’s AMPK activator/FXR agonist combination (HTD1801) and Fast Forward Pharmaceuticals BV’s anti-CD40 monoclonal antibody (FFP104). Additionally, several companies have product candidates aimed at the cholestatic-induced pruritus associated with PBC, including apical sodium dependent bile acid transport inhibitors being developed by GlaxoSmithKline plc (GSK2330672).

Off-label uses of other potential treatments may also compete with Ocaliva for PBC. For example, while fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported. Bezafibrate, a fibrate that is not approved by the FDA for any indication and is only available outside of the United States, has been studied in PBC.

OCA for Liver Fibrosis Due to NASH

There are currently no medications approved for the treatment of NASH. However, various therapeutics are used off-label for the treatment of NASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and UDCA. There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of NASH, including Madrigal’s THR beta agonist (resmetirom), Novo Nordisk’s GLP1 agonist (semaglutide), and Inventiva’s pan-PPAR agonist (lanifibranor), as well as

FXR agonists from Novartis AG (tropifexor, nidufexor), Metacrine (MET409, MET642), Terns Pharmaceuticals (TERN-101), Gilead Sciences, Inc. (cilofexor) and Enanta Pharmaceuticals, Inc. (EDP-305).

Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NASH include AstraZeneca plc, Altimmune Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Durect Corporation, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Immuron Ltd., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Inc., NuSirt Sciences Inc., Pfizer Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. NASH is a complex disease and we believe that it is unlikely that any one therapeutic option will be optimal for every NASH patient.

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

The patent portfolio for OCA contains U.S. and non-U.S. patents and patent applications directed to compositions of matter, methods of use and manufacturing methods. Our primary composition of matter patent for OCA was to expire in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we applied for an extension of the patent term for this patent in the United States into 2027, which extension has been granted. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we have applied for supplementary patent certification (“SPC”) to extend the patent term for this patent in the European Union into 2027. To date, we have received grants of SPC in Austria, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden and we expect to take similar actions in other jurisdictions and countries where similar regulations exist.

The table set forth below summarizes the U.S. patents covering OCA that are listed in the FDA’s Orange Book List of Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”). The issued patents covering OCA are expected to expire in 2022 at the earliest and 2036 at the latest if the appropriate maintenance, renewal, annuity, or other government fees are paid. We expect that the patents in the OCA portfolio that are listed in the Orange Book would expire as set forth below, assuming the appropriate maintenance, renewal, annuity or other governmental fees are paid.

			U.S. Patent
Patent No.	Type of Patent(1)	Brief Summary of Patent	Expiration
RE 48,286	Composition of Matter	Claims OCA compound	2027
8,058,267	Method of Use	Claims methods of treating PBC with OCA	2022
8,377,916	Method of Use	Claims methods of treating PBC with OCA	2022
9,238,673	Composition of Matter	Claims OCA active pharmaceutical ingredient (“API”)	2033
10,047,117	Method of Use	Claims methods of treating FXR mediated diseases with OCA API	2033
10,052,337	Composition of Matter	Claims OCA finished drug product	2036
10,174,073	Composition of Matter	Claims OCA API produced by a specified process	2033
10,751,349	Composition of Matter	Claims OCA finished drug product	2036
10,758,549	Method of Use	Claims methods of treating PBC with OCA	2036

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

We source the manufacture and commercial supply of API from such manufacturers, for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH. We believe that we have secured supplies of API sufficient to meet our PBC and NASH commercial supply requirements during the initial stages of our NASH launch following the expected approval of OCA for liver fibrosis due to NASH. One such supply agreement is with PharmaZell GmbH (“PharmaZell”). That contract does not require us to purchase a specific percentage of our annual commercial requirements of API from PharmaZell. We have also qualified an additional API supplier from which we may currently acquire API on a purchase order basis and continue to engage in activities intended to ensure that our long-term commercial supply requirements are satisfied. In connection with such efforts, we entered into an agreement with a third potential supplier of API for the manufacture of Ocaliva and, if approved, OCA for liver fibrosis due to NASH, under which we may in the future be obligated to purchase a portion of our API requirements in the event of the achievement of agreed regulatory and product development milestones.

We do not have long-term supply agreements for any of our product candidates other than OCA, and regularly obtain supplies and services relating to our product candidates from third-party contract manufacturers on a purchase order basis. Contract manufacturers are subject to extensive governmental regulation and we depend on them for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products, including Ocaliva. We intend to continue to rely on third-party manufacturers for the manufacture of clinical supplies of our product candidates and commercial supplies of our approved products, including Ocaliva and, if approved, OCA for liver fibrosis due to NASH. We believe this manufacturing strategy will enable us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure. If  PharmaZell and our other current and future suppliers are not able to meet our on-going commercial supply requirements, including those relating to Ocaliva or, if approved, OCA for liver fibrosis due to NASH, on acceptable terms, or at all, our business may be materially and adversely affected. See “Risk Factors — Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates — We rely entirely on third parties for the manufacture of our product requirements for our preclinical studies and clinical trials, as well as our commercial supply of Ocaliva and, if approved, OCA for liver fibrosis due to NASH and our other product candidates, and also depend on third-party vendors and CROs for certain of our clinical trial and product development activities. Our business could be harmed if our third-party manufacturers fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices, or if our third-party vendors or CROs assisting us with our clinical trials and product development activities fail to comply with their contractual commitments or applicable regulatory obligations or if we lose our relationships with our third-party vendors and CROs.”

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

Customers

We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. We recognized net product sales of Ocaliva of $312.7 million, $249.6 million and $177.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We sell Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as our customers. For a discussion of our customer concentration, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, or the clinical monitoring board or data monitoring committee. This group typically provides recommendations to the trial sponsor for whether or not a trial may move forward at designated check points. These decisions are based on the data monitoring committee’s independent review of data from the ongoing trial.

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

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of a NDA requesting approval to market the product. The submission of a NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. Currently, the application fee is approximately $2.9 million for NDAs with clinical data and approximately $1.5 million for NDAs without clinical data. The sponsor under an approved NDA is also subject to annual program user fees, currently approximately $336,000. Program fees are assessed for each approved prescription drug product identified in an approved application, up to five program fees per application. These fees are typically modified annually. The FDA reviews all

NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

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

At that time, the FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. We are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA has provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety update from our ongoing studies. We are advancing accordingly and plan to hold additional meetings with the FDA with the goal of achieving sufficient alignment to proceed on this basis and potentially resubmit our NDA for the treatment of liver fibrosis due to NASH by the end of 2021.

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

In accordance with the applicable requirements under the accelerated approval pathway, we initiated our Phase 4 COBALT clinical outcomes confirmatory trial for Ocaliva in PBC in December 2014, following discussions with the FDA. The study evaluates subjects across the spectrum of PBC disease, including early and advanced PBC. We have also agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment in a study known as the 401 trial and as monotherapy in patients with PBC. In addition, we have agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment. We are in discussions with the FDA and the EMA with respect to the status of the COBALT trial and the 401 trial and proposals for modifications to these post-marketing studies.

Risk Evaluation and Mitigation Strategy

The Food and Drug Administration Amendments Act of 2007 created a new section of the FDCA which authorizes the FDA to require a REMS as a condition of NDA approval, or based upon new safety information regarding an approved drug, when the FDA determines a REMS is necessary to ensure that the benefits of a drug outweigh the potential risks. Under a REMS, the FDA may require various measures to address serious risks, such as medication guides, communication plans, training or registries, as well as steps to monitor and assess the effectiveness of those measures. Such requirements may impose significant burdens on prescribers, pharmacists or patients. The requirement for a REMS may materially affect the potential market and profitability of a drug.

We do not have a REMS for Ocaliva for the treatment of PBC.

Patent Term Extension and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits an extension of a patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, the extension of patent term cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one-half the time between the effective date of an IND, and the submission date of a NDA, plus the time between the submission date of a NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Our primary composition of matter patent for OCA was to expire in 2022, but in light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we applied for an extension of the patent term for this patent in the United States into 2027, which extension has been granted. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we have applied for SPC to extend the patent term for this patent in the European Union into 2027. To date, we have received grants of SPC in Austria, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden and we expect to take similar actions in other jurisdictions and countries where similar regulations exist.

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

In 2010, the ACA was enacted to, among other things, expand access and increase consumer insurance protections while reducing the cost of health care for consumers. The law substantially changed the way health care is financed by both governmental and private insurers in the United States. The ACA requires manufacturers to provide discounts on the prices of brand named drugs in the coverage gap under Medicare Part D and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases each year, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including tax legislation that removed the financial penalties for people who do not carry health insurance (known as the “individual mandate”) and an Executive Order signed in October 2017 by former President Trump directing federal agencies to modify how the ACA is implemented. Congress may continue to consider legislation to repeal and replace some or all elements of the ACA. Further, in December 2018, a federal district court in Texas ruled that the entire ACA was unconstitutional because it could not be considered an exercise of Congressional taxing authority following the repeal of the individual mandate penalties. In December 2019, a federal court of appeals upheld the district court's decision that the ACA individual mandate was unconstitutional absent financial penalties, but remanded the case back to the district court to determine whether the remaining provisions of the ACA were nonetheless valid. However, in March 2020, before the district court could rule on the ACA’s remaining provisions, the U.S. Supreme Court agreed to review the case and oral arguments were held in November 2020. A decision is expected before June 2021. We cannot predict the outcome of this, or any other, litigation regarding the ACA or the impact it may have on our business.

There has been particular and increasing legislative and enforcement interest in the United States with respect to drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. At the federal level, there have been several U.S. Congressional inquiries, proposed bills, and proposed administrative rules designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The outcome and potential effects of these proposals, and other proposals that may be forthcoming is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

U.S. Fraud and Abuse Laws

Interactions and arrangements with third-party payors, healthcare providers and professionals and customers, including patients and patient advocacy groups, are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, federal and state anti-kickback and false claims statutes as well as other statutes and regulations pertaining to healthcare fraud and abuse. Other pharmaceutical companies have settled alleged or admitted violations of these fraud and abuse laws with state and federal authorities in recent years and in some cases these settlements have amounted to hundreds of millions, or even billions, of dollars in damages, fines, and penalties, as well as the imposition of compliance program obligations through Corporate Integrity Agreements and other means. Lawsuits, or enforcement actions brought under fraud and abuse laws, can be extremely costly to defend, even if a company has strong defenses and ultimately succeeds in getting the allegations or enforcement action dismissed.

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

Human Capital Resources

As of December 31, 2020, we had 498 employees, of which 359 were based in the United States, including at our facilities in New York and San Diego, and 139 were based outside the United States, including at our offices in London. A significant percentage of our employees have obtained advanced degrees in their professions. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Given our unique opportunity as a leader in the treatment of progressive non-viral liver disease coupled with our disciplined management of our financial resources, we continue to be able to fill the vacated positions and, if needed, grow our headcount in support of our commercial organization and our pipeline of research and development programs and product candidates. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is represented by a labor union and we consider our employee relations to be good. In addition, we continually evaluate our headcount with respect to our business needs and opportunities and seek to balance in house expertise and capacity with outsourced expertise and capacity. In August 2020, we adopted a plan to reduce our workforce in light of the receipt of the CRL from the FDA regarding our NDA for OCA for liver fibrosis due to NASH (the “2020 Workforce Plan”). The 2020 Workforce Plan sought to streamline our operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support our successful PBC business.

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

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. As such, there is significant uncertainty in the degree of market acceptance that Ocaliva will have for PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimates but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva for PBC will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. In the fourth quarter of 2020, we continued to see a lower level of prescriptions for new patients than we did prior to the outbreak of COVID-19 and related public health safety measures. While the future impact of COVID-19, the governmental responses thereto and the resulting rate of prescriptions for new patients remains difficult to predict, we did see some improvement in the fourth quarter relative to the third quarter. We continue to monitor the situation; if the rate of prescriptions for new patients declines in the future, we may see a reduction in net sales of Ocaliva, which could negatively affect our business, financial condition and results of operations. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva for PBC. Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including the completion of our Phase 4 COBALT trial, may materially and adversely impact the commercial results and potential of Ocaliva for PBC. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $274.9 million, $344.7 million and $309.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under licensing and collaboration agreements. At December 31, 2020, we had $477.2 million in cash, cash equivalents, restricted cash and investment debt securities.

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

As of December 31, 2020, we had $477.2 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2020. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our receipt in June 2020 of a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate, including in connection with the NISS relating to Ocaliva identified by the FDA in May 2020;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of ongoing discussions with the FDA and the EMA regarding the feasibility of the COBALT and 401 trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;

●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of COVID-19, including any impact on our results of operations or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other periodic filings filed with the SEC.

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

The commercialization of Ocaliva for PBC has been and will continue to be, and, if approved, the commercialization of OCA for liver fibrosis due to NASH will be, expensive and time-consuming, and we cannot be certain that we will be able to generate sufficient revenues from sales of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH in our target markets to offset such costs. Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate, including in connection with the NISS relating to Ocaliva identified by the FDA in May 2020;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of ongoing discussions with the FDA and EMA regarding the feasibility of the COBALT and 401 trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;

●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;

●	the impact of COVID-19, including any impact on our results of operations or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other periodic filings filed with the SEC.

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

The development, testing, manufacture, packaging, labeling, storage, approval, promotion, advertising, distribution, marketing and export and import, among other things, of our products and product candidates are subject to extensive regulation by the FDA in the United States, the EMA in Europe and various regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of a NDA, from the FDA, or a MAA, from the European Commission, respectively. Currently, our ability to generate product sales depends on the successful marketing of Ocaliva for PBC in the jurisdictions in which it has received regulatory approval. In the future, our ability to generate product sales in addition to those of Ocaliva for PBC will depend on whether we are successful in obtaining regulatory approval of our other product candidates, including OCA for liver fibrosis due to NASH.

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for Ocaliva for PBC based on a reduction in ALP; however, an improvement in survival or disease-related symptoms has not yet been established. Continued approval of Ocaliva for PBC in the United States is contingent upon the verification and description of clinical benefit in confirmatory trials and our satisfaction of our other post-marketing regulatory requirements. Any delay of the COBALT trial or failure by us to confirm the clinical benefit of Ocaliva for PBC due to COVID-19 or other factors may jeopardize the continued approval of Ocaliva for PBC. As specified by the applicable post-marketing requirements, our COBALT trial includes patients across the spectrum of PBC disease, including early and advanced PBC. We have agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment and as a monotherapy in patients with PBC. In addition, we agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment, and we have fulfilled this commitment.

We commenced our commercial launch of Ocaliva for PBC in certain European countries in 2017 following the European Commission’s grant of conditional approval in December 2016. Our marketing authorization in the European Union is conditioned on the successful completion of the COBALT trial and in our 401 trial evaluating the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment.

Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia, and we are pursuing marketing approval of Ocaliva for PBC in our other international target markets. If obtained, continued approval of Ocaliva for PBC in such jurisdictions may be contingent upon the verification and description of clinical benefit in confirmatory trials. Any delay or failure in satisfying the post-marketing regulatory commitments and requirements to which we are or may become subject, including our COBALT trial, may jeopardize the continued approval of Ocaliva for PBC in the United States, European Union and other jurisdictions. In some markets where regulatory approval has been obtained for Ocaliva, discussions with national public health system authorities regarding reimbursement are ongoing.

While we remain blinded to safety and efficacy data in the ongoing COBALT trial and 401 trial, the DMC reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC as well as the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we continue to discuss with the FDA and the EMA proposed modifications to the COBALT trial as well as proposals with respect to the 401 trial. We have notified the FDA and the EMA of the DMC’s recommendation and, as they previously advised, are in ongoing discussions with the FDA on the matter and are seeking formal EU scientific advice with respect to potential alternative study designs. In addition, future changes to our Ocaliva label related to the most advanced PBC patients will influence the modifications to our study design. If we are unable to satisfactorily address the data monitoring committee’s recommendation with the FDA and/or the EMA and the COBALT trial cannot be timely completed, cannot be completed as designed or fails, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC. Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is not guaranteed. Even after the submission of a NDA, the FDA may decide not to accept the submission for filing and review or may determine that the submission does not support approval. For example, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Similarly, there are a number of factors that may result in delays in the EMA’s review process following the submission of a MAA, or the EMA may determine that the submission does not support approval on a conditional basis, or at all. The United Kingdom left the European Union on January 31, 2020, in what is often referred to as “Brexit,” and the end of the transition period was December 31, 2020. At present, the regulatory framework in the United Kingdom is currently aligned with European Union directives and regulations. However, over time, Brexit may result in material changes to the regulatory regime applicable to many of our current operations, including those relating to Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, because of the nature of the Brexit deal (the EU-UK Trade and Cooperation Agreement) between the United Kingdom and the EU, such that the UK is no longer a member of the single market or the customs union. COVID-19 could also affect the operations of the FDA, EMA and other health authorities, which could delay our clinical development efforts and the review and approval of our product candidates, including OCA for liver fibrosis due to NASH.

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

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct or complete a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, interim analysis results at 18 months in our Phase 3 REGENERATE trial were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing for verification and description of clinical benefit of OCA for liver fibrosis due to NASH. There can be no assurance that the clinical outcomes portion of our REGENERATE trial will confirm that the surrogate endpoint used as the basis of the regulatory submissions we have made or expect to make seeking approval of OCA for liver fibrosis due to NASH will eventually show an adequate correlation with clinical outcomes. In addition, as a condition of the accelerated approval of Ocaliva for PBC in the United States, we are required to conduct a clinical outcomes study with respect to Ocaliva for PBC. Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial for PBC in December 2014 prior to the approval of Ocaliva for PBC. The COBALT trial includes subjects across the spectrum of PBC disease, including early and advanced PBC. We have also agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment in the 401 trial and as a monotherapy in patients with PBC. There can be no assurance that our COBALT trial conducted as part of our post-marketing obligations will confirm that the surrogate endpoint used for accelerated approval of Ocaliva for PBC will eventually show an adequate correlation with clinical outcomes or that our clinical 401 trial in PBC patients with moderate to severe hepatic impairment will be successful.

While we remain blinded to safety and efficacy data in the ongoing COBALT trial and 401 trial, the DMC reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC and the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we continue to discuss with the FDA and the EMA proposed modifications to the COBALT trial as well as proposals with respect to the 401 trial. We have notified the FDA and the EMA of the DMC’s recommendation and, as they previously advised, are in ongoing discussions with the FDA on the matter and are seeking formal EU scientific advice with respect to potential alternative study designs.

In addition, future changes to our Ocaliva label related to the most advanced PBC patients will influence the modifications to our study design. If we are unable to satisfactorily address the DMC’s recommendation with the FDA and/or the EMA and the COBALT trial cannot be timely completed, cannot be completed as designed or fails, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

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

Prior to any approval of OCA for liver fibrosis due to NASH or OCA for PBC in jurisdictions in which it is not currently approved or the approval of our other product candidates, the FDA, EMA or other applicable regulatory authorities may require additional preclinical studies and/or clinical trials, which may be expensive and time consuming to conduct and complete. Consequently, any such requirement that we conduct additional preclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we receive such approval, any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of our approved products could impact our commercial success in our target markets including with respect to future revenues generated by Ocaliva.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of Ocaliva for PBC, our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. We are also conducting our CARE trial of OCA in pediatric patients with biliary atresia as a part of an EMA-approved PIP supporting the conditional approval of Ocaliva for PBC. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved or to maintain approvals in the U.S., Europe or the other jurisdictions in which our products are approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that could result in a change of trial design or timing. For example, we recently paused enrollment in our Phase 4 COBALT confirmatory outcomes trial evaluating Ocaliva for PBC and in our Phase 4 clinical trial of Ocaliva in patients with PBC who have moderate to severe hepatic impairment (Child-Pugh B and C) known as the 401 trial pending the results of discussions with the FDA and the EMA regarding proposals with respect to such trials. Any delays or difficulties completing such trials as a result of the pause in enrollment could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will be completed on schedule, if at all.

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

For example, our Phase 3 REGENERATE trial is a large and complicated clinical trial in a disease without any approved therapies and involves serial liver biopsies over many years. While we announced topline results from the 18-month analysis of our pivotal Phase 3 REGENERATE trial in February 2019, the study is currently planned to continue through clinical outcomes in order to confirm clinical benefit and there can be no assurance that we will retain a sufficient number of patients in the full study cohort or complete the clinical outcomes trial in accordance with the study protocol or on a timely basis, if at all. Similarly, our COBALT clinical outcomes confirmatory trial for PBC includes subjects across the spectrum of PBC disease, including early and advanced PBC. Enrolling and retaining patients in such trials is challenging and there can be no assurance that we will complete the clinical outcomes trial in accordance with the study protocol or on a timely basis, if at all. As we engage in other large and complicated trials and trials in advanced disease populations, we may experience a number of challenges that may negatively affect or delay our plans and development programs.

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

COVID-19 is a global pandemic, affecting the U.S., Europe, and other countries in which we are engaged in, or plan to engage in, clinical development activities. We continue to closely monitor the COVID-19 pandemic and, together with our contract research organizations, study sites and other partners, have taken measures intended to minimize disruptions and protect and retain patients enrolled in our clinical trials, including, where appropriate, the use of telemedicine, home care visits, direct delivery of investigational product and other measures. Notwithstanding our efforts, some of the sites participating in our clinical trials have been affected by site closings or reduced capacity, particularly in regions that are experiencing heightened impact from COVID-19. While we continue to monitor the situation closely, if there was a meaningful negative impact on the data capture or data quality of any of our clinical trials, such trials may not be successful or we could be required to repeat, extend the duration of, increase the size of, or otherwise modify such trials, which could prevent or significantly delay the potential commercialization of our product candidates and require greater expenditures. We cannot at this time predict with certainty the scope of the impact of COVID-19 on our ability to execute our clinical trials. The extent to which COVID-19 may impact our clinical trials will depend on future developments, which are highly uncertain, such as the continued geographic spread of the disease, the duration of the pandemic, public health restrictions on travel and in-person interactions, business closures and disruptions, and the effectiveness of actions taken to contain and treat the disease. As a result, our clinical trials may not be successful or we may experience issues due to COVID-19 that could severely impact our clinical trials, including:

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

The FDA has notified us that, in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk. The FDA has informed us that its review of the NISS is focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. As part of our routine pharmacovigilance efforts, we worked with the FDA to reconcile our internal safety database with the FDA Adverse Event Reporting System database and we completed a comprehensive assessment of all available data, including data from our completed clinical trials, blinded reviews of ongoing clinical trial data, unblinded reviews of certain ongoing clinical trial data by the DMC, post-marketing data and natural history data, which we submitted to the FDA and had a meeting earlier in 2021 to discuss. We are working with the FDA to align on changes to the Ocaliva label regarding patients with the most advanced stages of PBC. Based on our communications with the FDA, this update will come in the form of a safety labeling change. These communications are ongoing and any safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business including future revenue generated by Ocaliva.

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

We rely on PharmaZell GmbH and other suppliers for the manufacture and commercial supply of API for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH. We are currently dependent upon a limited number of suppliers, with whom we have contractual arrangements, although we are working on developing further sources of supply. While we have procured supplies of API for the commercialization of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH that we believe will be sufficient to meet our requirements during the initial stages of a potential NASH launch, we may not be able to procure sufficient supplies of API on an ongoing basis. If these suppliers are unable to provide adequate supply, we may not be able to meet our long-term commercial supply requirements of API for the manufacture of Ocaliva or, if approved, OCA for liver fibrosis due to NASH or other indications on acceptable terms, or at all. We do not have agreements for long-term supplies of any of our product candidates other than OCA. We currently obtain supplies and services relating to our other product candidates from our third-party contract manufacturers on a purchase order basis.

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

The FDA has notified us that, in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk. The FDA has informed us that its review of the NISS is focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. As part of our routine pharmacovigilance efforts, we worked with the FDA to reconcile our internal safety database with the FDA Adverse Event Reporting System database and completed a comprehensive assessment of all available data, including data from our completed clinical trials, blinded reviews of ongoing clinical trial data, unblinded reviews of certain ongoing clinical trial data by the DMC, post-marketing data and natural history data, which we submitted to the FDA and had a meeting earlier in 2021 to discuss. We are working with the FDA to align on changes to the Ocaliva label regarding patients with the most advanced stages of PBC. Based on our communications with the FDA, this update will come in the form of a safety labeling change. These communications are ongoing and any safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business including future revenue generated by Ocaliva.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States. Among other things, the purpose of the ACA was to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases each year, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including tax legislation that removed the financial penalties for people who do not carry health insurance and an Executive Order signed in October 2017 by former President Trump directing federal agencies to modify how the ACA is implemented. There is still uncertainty over whether the ACA will undergo additional revisions, and we cannot predict the impact of any future modifications. Further, in December 2018, a federal district court in Texas ruled that the entire ACA was unconstitutional because it could not be considered an exercise of Congressional taxing authority following the repeal of the individual mandate penalties. In December 2019, a federal court of appeals upheld the district court's decision that the ACA individual mandate was unconstitutional absent financial penalties, but remanded the case back to the district court to determine whether the remaining provisions of the ACA were nonetheless valid. However, in March 2020, before the district court could rule on the ACA’s remaining provisions, the U.S. Supreme Court agreed to review the case and oral arguments were held in November 2020. A decision is expected sometime before June 2021. We cannot predict the outcome of this, or any other, litigation regarding the ACA or the impact it may have on our business.

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of Ocaliva and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes proposed or considered by the executive branch and the United States Congress. For example, in June 2020, the Centers for Medicare & Medicaid Services released a proposed rule in a bid to update and expand key regulations governing the Medicaid Drug Rebate Program. If finalized as written, these changes will impact manufacturers’ commercial strategies, government payor program liabilities, lifecycle management plans, patient assistance regimes, and other important considerations. In November 2020, the Department of Health and Human Services finalized a rule that eliminates the safe harbor shielding Medicare Part D rebates from the Anti-Kickback Statute and a rule that will tie certain Medicare Part B drug prices to those paid by other countries. The rule is currently being challenged in litigation and we cannot predict the outcome of this, or any other, litigation or the impact it may have on our business. Further, it is not known if the rule will be withdrawn by the new President Biden administration. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. In addition, it is possible that additional governmental action is taken to address pricing concerns arising in connection with COVID-19. We cannot predict the success or impact of any such current or future federal or state legislative efforts.

Ocaliva and our other future approved products, if any, may not achieve broad market acceptance among physicians, patients and healthcare payors, and revenues generated from their sales may be limited as a result.

The commercial success of Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, will depend upon their acceptance among the medical community, including third-party payors, healthcare providers and professionals and customers, including patients and patient advocacy groups. In order for Ocaliva to be commercially successful for PBC, we need to demonstrate its utility as a cost-effective treatment for PBC patients who have an inadequate response to UDCA or who are unable to tolerate UDCA. Ocaliva also must be shown to be a safe and tolerable treatment in a commercial use setting as it is intended to be a lifetime therapy for patients eligible for treatment. We cannot be certain that Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, will achieve an adequate level of acceptance among the medical community, including physicians, healthcare payors and patients.

In addition, we are closely evaluating the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC. Our field-based employees are generally working remotely and are interacting with healthcare professionals via digital communication technologies such as, where appropriate, video conferences, emails and phone calls. Many of the healthcare professionals that we call on are working from home and facing additional demands on their time due to COVID-19. We are experiencing increased competition for virtual appointments with healthcare professionals, which may result in the cancellation of diagnostic, elective, specialty and other procedures and appointments to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Our increased utilization of virtual interactions and the reduced quantity of such interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel and negatively affect physician awareness and sales of Ocaliva. In the fourth quarter of 2020, we continued to see a lower level of prescriptions for new patients than we did prior to the outbreak of COVID-19. Although new patient starts currently account for only a small percentage of total Ocaliva prescriptions, our future sales of Ocaliva could be negatively impacted if prescriptions for new patients do not return to levels seen prior to the outbreak of COVID-19. It is also possible that COVID-19 may negatively affect our product sales in the future due to patient challenges in accessing healthcare providers, significant increases in unemployment and the resulting loss of individual health insurance coverage, and an inability to access government healthcare programs due to backlogs or other factors. As public health restrictions on travel and in-person interactions are modified or relaxed, we may continue to face challenges that limit our ability to fully resume in-person interactions, including the potential for additional outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee illness and childcare obligations during school closures. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to appropriately disseminate scientific information and conduct disease state education. The long-term effects of COVID-19 are unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in-person visits by pharmaceutical company representatives.

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

Recruiting and training a commercial organization is expensive, time-consuming and could delay any product launch. We can provide no assurance that we will correctly forecast the needs for growth of our commercial organization given our reliance on approvals from regulatory authorities for our product candidates. If the commercial launch of a product for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. For example, we expanded our commercial organization in anticipation of a potential U.S. commercial launch of OCA for liver fibrosis due to NASH. However, in June 2020, we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. Accordingly, our previously anticipated U.S. commercial launch of OCA for liver fibrosis due to NASH has been postponed, we do not expect to generate revenues for this indication until it has been approved, and we may incur significantly greater costs than previously anticipated in connection with the development of OCA for liver fibrosis due to NASH. In August 2020, we adopted the 2020 Workforce Plan to reduce our workforce in light of the receipt of the CRL from the FDA. The 2020 Workforce Plan sought to streamline our operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support our successful PBC business. The 2020 Workforce Plan resulted in a workforce reduction of approximately 25%, or approximately 170 employees, and largely affected the commercial infrastructure we had developed in anticipation of a potential U.S. commercial launch of OCA for liver fibrosis due to NASH. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and was substantially completed by the end of 2020.

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

While we have implemented a corporate compliance program based on what we believe are current best practices, we cannot provide any assurance that governmental authorities, including the DOJ, SEC or FDA, will find that our business practices comply with all current or future administrative or judicial interpretations of potentially applicable laws and regulations. In addition, government and regulatory agencies may hold us responsible for any actions by our sales representatives and other employees or contingent workers to the extent that they do not comply with applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of penalties, including the issuance of an untitled letter, a warning letter, injunction, seizure, criminal and significant civil penalties, fines, damages, disgorgement, curtailment or restructuring of our operations, exclusion, disqualification or debarment from participation in federally- or state-funded healthcare programs or other sanctions or litigation, any of which could have a material adverse impact on our business, financial condition and results of operations.

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

We outsource and plan to continue to outsource substantial portions of our operations to third-party service providers, including CROs for certain of our clinical trial and product development activities, and contract manufacturers for the production of API and finished drug product for our commercial sales, clinical trials and preclinical studies. We will likely also use the services of third-party vendors in connection with our future commercialization activities, including product sales, marketing and distribution. Our agreements with third-party service providers are typically on a study-by-study and/or project-by-project basis. Typically, we may terminate these agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, a number of third-party service providers that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. If these providers do not adhere to applicable governing practices and standards, the commercialization of Ocaliva and our other approved products, if any, and the development of OCA and our other product candidates could be delayed or stopped, which could severely harm our business and financial condition.

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that have the specialized expertise required to achieve our business objectives. Identifying, qualifying and managing the performance of third-party service providers can be difficult, time-consuming and cause delays in our development programs. Despite our growth, we have limited internal resources available to identify and monitor third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers, our business may be materially and adversely affected. We may further be subject to the imposition of civil or criminal penalties if our third party service providers violate applicable law.

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

Some of the pharmaceutical and biotechnology companies that we may compete with include 89bio, Inc., AbbVie Inc., Acorda Therapeutics, Inc., Affimune Limited, Akcea Therapeutics, Inc., Akero Therapeutics, Inc., Albireo Pharma, Inc., Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., AstraZeneca plc, Blade Therapeutics, Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Can-Fite BioPharma Ltd., Cirius Therapeutics, Inc., Corcept Therapeutics Incorporated, CymaBay Therapeutics, Inc., Dr. Falk Pharma GmbH, Durect Corporation, Eli Lilly and Company, Enanta Pharmaceuticals, Inc., Forma Therapeutics, Inc. Galectin Therapeutics Inc., Galecto Biotech AB, Galmed Pharmaceuticals Ltd., Genfit SA, Genkyotex, Gilead Sciences, Inc., GlaxoSmithKline plc, GRI Bio, Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Immuron Limited, Inventiva, Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nash Pharmaceuticals Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics B.V., Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Oramed Pharmaceuticals Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences Inc., Second Genome, Inc., Sinew Pharma Inc., Terns Pharmaceuticals, Inc., Theratechnologies, Inc., Viking Therapeutics, Inc., Yagrit International Ltd and Zydus Pharmaceuticals (USA) Inc. Ocaliva competes with UDCA (or ursodiol), a first-line therapy approved for the treatment of PBC that is available generically at a significantly lower cost than Ocaliva. Although we have a license to develop and commercialize bezafibrate in the United States, bezafibrate has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH outside of the United States. Genfit’s elafibranor and CymaBay’s seladelpar are in late-stage studies for treatment of PBC. Novo Nordisk’s semaglutide, Madrigal’s resmetirom, and Inventiva’s lanifibranor are currently in late-stage development for treatment of NASH.

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

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization and third-party distributors, depending on the jurisdiction. Our variety of international operations and business relationships subject us to additional risks that may materially and adversely affect our business and ability to attain or sustain profitability, including:

●	the enhanced anti-bribery and anti-corruption regimes now implemented in most European Union member states and elsewhere, including the UK Bribery Act (thought to be one of the strictest anti-bribery laws in the world) and the escalation of investigations and prosecutions pursuant to such laws;

●	compliance with complex import and export control laws;
●	restrictions on direct investments by foreign entities and country-specific trade restrictions;
●	differing regulatory requirements for medicine approvals and access to medicines across our various international markets and as a result the potential inability to obtain any necessary foreign regulatory, pricing or reimbursement approvals for our products in a timely manner, or at all;
●	variances in payment terms and uncertainty regarding the collectability of accounts receivable from our counterparties in our international business;
●	difficulties in staffing and managing international operations;
●	the potential for reduced protection for our intellectual property rights;
●	the potential for third-party patent rights in countries outside of the United States;
●	cross border trade of medicines by third parties within the European single market (for example the impact of parallel trade within the European Economic Area);
●	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;
●	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including countries in Europe;
●	compliance with tax, employment, immigration and labor laws applicable to our employees working or traveling abroad;
●	compliance with data protection laws, including regimes relating to cross-border transfer mechanisms;
●	taxes in other countries;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other transactional risks incident to doing business in foreign countries;
●	potential for production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geo-political actions, including war and terrorism, global health emergencies, such as COVID-19, natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires, or social unrest; and
●	increasingly complex standards for complying with international laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

Since the United Kingdom referendum on European Union membership in June 2016, there has been some political and economic uncertainty, including in the regulatory framework applicable to the operations of biotechnology and pharmaceutical companies, and this uncertainty may persist now that the impact of Brexit is being realized. There may be disruption and uncertainties in the free movement of goods, services and people between the United Kingdom and the European Union, and at a more detailed level disruption to, and uncertainty regarding the application and interpretation of, national and international laws and regulations. There may also be unforeseen consequences and uncertainties in cross border trade in goods and services, immigration and employment, data protection and digital trade, state aid and fair competition. Over the last few years our international business has undertaken significant planning and operational readiness work for Brexit involving business functions such as supply chain, quality, finance/tax, regulatory, pharmacovigilance and legal. Brexit could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH and our other product candidates. Such consequences and uncertainties could make it more difficult and expensive for us to do business, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe. In addition, our ability to continue to conduct our international operations out of the United Kingdom, where the headquarters for our international operations is located, may be materially and adversely affected. While we have undertaken a number of Brexit-related contingency planning initiatives, we cannot make any assurances regarding the extent to which our business may be adversely affected thereby.

In addition, we are subject to the anti-bribery and anticorruption laws of the United States, as well as of foreign jurisdictions where we operate, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. Generally, these laws prohibit paying or offering anything of value to a foreign government official for the purpose of obtaining or retaining business but they can also have a much wider, extraterritorial scope, as is the case with the UK Bribery Act (thought to be one of the strictest anti-bribery laws in the world). U.S. and foreign regulators have increased their enforcement of anti-bribery and anticorruption laws in recent years, and failure to comply with these laws could result in various adverse consequences, including:

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our information security systems and those of our third party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information we collect or use in our business. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, personal information or other protected information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss or unauthorized disclosure of clinical trial data from completed, ongoing or planned clinical trials could prevent us from obtaining regulatory approval or delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and be subject to regulatory fines and penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the reliance on remote working technologies by our employees and third party partners due to COVID-19 and related government-imposed shelter-in-place mandates, restrictions on travel and in-person interactions and other public health safety measures and the prevalent use of mobile devices that access confidential and personal information increases the risk of data security breaches, which could lead to the loss of confidential information, personal information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

In the United States, numerous federal and state laws, including, without limitation, HIPAA state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information as well as consumer rights with regard to such information. For example, California recently passed the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 and other states are developing similar privacy laws. Various foreign countries where we may process personal information also have, or are developing, privacy and data protection laws governing the collection, use, disclosure and storage of personal information.

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

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. There is a degree of uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies, such as cloud computing. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. As a result, our practices may not comply in the future with all such privacy and data protection laws. Varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business. A determination that we have violated any privacy or data protection laws could result in significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation. For example, administrative fines of up to the greater of €20 million or 4% of our global turnover may be imposed for breaches of the GDPR. We may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of the GDPR or other applicable data protection laws exercise his or her right to receive compensation against us.

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

We may also anticipate needs for growth that do not materialize. For example, we expanded our commercial organization in anticipation of a potential U.S. commercial launch of OCA for liver fibrosis due to NASH. However, in June 2020, we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. In August 2020, we adopted the 2020 Workforce Plan to reduce our workforce in light of the receipt of the CRL from the FDA. The 2020 Workforce Plan sought to streamline our operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support our successful PBC business. The 2020 Workforce Plan resulted in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and was substantially completed by the end of 2020. We can provide no assurance that we will correctly forecast the needs for growth given our reliance on approvals from regulatory authorities for our product candidates.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of the members of our executive team, as well as other key employees and consultants. If we lose one or more of our executive officers or other key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or other key employees or consultants may terminate their employment at any time and replacing such individuals may be difficult and time-consuming because of the limited number of individuals in our industry with the necessary breadth of skills and experience. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate such individuals.

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

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. While we intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva, we can offer no assurance as to when the lawsuits will be decided, or whether the lawsuits will be successful. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

In October 2020, the USPTO granted to the Company a reissue patent, U.S. Patent No. RE 48,286 (the “‘286 Patent”). By operation of law, our primary composition of matter patent protecting Ocaliva, U.S. Patent No. 7,138,390 (the “‘390 Patent”), was withdrawn and replaced by the ‘286 Patent, which contains composition of matter claims to OCA. The ‘286 Patent has been substituted in any litigation where the ‘390 Patent was asserted. The ‘286 Patent, like its predecessor the ‘390 Patent, was scheduled to expire in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, and pursuant to the Hatch-Waxman Act, we previously applied for an extension of the patent term for the ‘390 Patent in the U.S. seeking to extend the term of the ‘390 Patent into 2027. After the ‘286 Patent issued, the application for extension of patent term was transferred to the ‘286 Patent. In November 2020, the Company was informed by the USPTO that its petition for a five-year patent term extension had been granted. Accordingly, the patent term extension originally intended to extend the term of the ‘390 Patent into 2027 will extend the term of the ‘286 Patent into 2027. Similarly, in connection with the conditional approval of Ocaliva for PBC in the European Union, we applied for supplementary patent certification (“SPC”) to extend the patent term for the European analogue of the ‘390 Patent (now the ‘286 Patent) in most of the European Union into 2027. To date, we have received grants of SPC in Austria, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued patents for OCA are expected to expire between 2022 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid. The substitution in the U.S. of the ‘286 Patent for the ‘390 Patent has no effect on foreign patent rights.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to file patent infringement lawsuits or engage in other adversarial proceedings to stop another party from making, using, selling, offering for sale or importing the inventions claimed in any of our patents, that individual or company alleged to be infringing has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive, consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable or not infringed, and that we do not have the right to stop the other party from making, using, selling, offering for sale or importing the inventions. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. Such lawsuits may be expensive and divert our management’s time and attention. In addition, to the extent such lawsuits are not successful, and a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that the use, manufacture, sale, offer for sale or importation of our products will not infringe third-party patents. Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products and product candidates. The defense of these lawsuits is often costly and could affect our results of operations and divert the attention of our management and scientific personnel. There is also a risk that a court could decide that we or our manufacturing or commercialization partners are infringing the third party’s patents and order us or our partners to stop the activities covered by the patents. In that event, we or our partners may be required to halt or delay commercialization or development of the relevant product or product candidate. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party’s patents, and we may be subject to indemnification obligations with respect to any such payments made by our partners. There is a vast array of patents and patent applications that claim various pharmaceutical inventions and because the scope of a patent’s claims is subject to interpretation by the courts, it is not always clear to industry participants which patents cover various types of products, product candidates or methods of use. In addition, interpretation of a patent’s claims can vary from court to court.

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

Genextra S.p.A. (“Genextra”) is one of our largest stockholders and owns a significant minority percentage of our outstanding common stock. Accordingly, Genextra exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that other holders of common stock will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other securityholders may desire.

Furthermore, the interests of Genextra may not always coincide with the interests of other securityholders, and Genextra may act in a manner that advances its best interests and not necessarily those of other securityholders, including seeking a premium value for its common stock, and might affect the market price of our common stock and the Convertible Notes. Our board of directors, which consists of eleven directors, including one associated with Genextra, has the power to set the number of directors on our board from time to time.

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

Additionally, in November 2020, a lawsuit and, in December 2020 and February 2021, follow-on lawsuits, were filed alleging that we and certain of our officers made material misrepresentations and/or omissions of material fact during the period from September 28, 2019 to October 7, 2020 relating to our NDA for OCA for the treatment of liver fibrosis due to NASH and the use of Ocaliva in patients with PBC, as well as our operations, financial performance and prospects. The plaintiff seeks unspecified monetary damages on behalf of the putative class, and an award of costs and expenses, including attorney’s fees.

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

Our research and development operations are based in San Diego, California, where we lease and occupy an aggregate of approximately 34,000 square feet of space. The lease covering this property is currently scheduled to expire in October 2025.

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

Item 3.   Legal Proceedings

For a description of our significant legal proceedings, see Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated by reference herein.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock trades on the Nasdaq Global Select Market under the symbol “ICPT”. As of December 31, 2020, there were 33,015,614 shares of our common stock issued and outstanding and approximately 199 stockholders of record. A significantly larger number of stockholders may hold their shares in “street name” through banks, brokers and other nominees. The number of stockholders of record does not include stockholders who hold their shares in “street name.”

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return for our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the Nasdaq Biotechnology Index, in each case, for the period from December 31, 2015 through December 31, 2020. The graph assumes an initial investment of $100 in our common stock at the closing price of $149.35 on December 31, 2015 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2015 and the reinvestment of dividends. The stock performance shown below is not intended to forecast or be indicative of the possible future performance of our common stock, and we do not make or endorse any predications as to future stockholder returns. The following stock performance information shall not be deemed to be “soliciting material,” “filed” with the U.S. Securities and Exchange Commission (the “SEC”), incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Cumulative Total Return
Among Intercept Pharmaceuticals, Inc., the Nasdaq Composite Index and

the Nasdaq Biotechnology Index

	December 31,
	2015	2016	2017	2018	2019	2020
$100 investment in stock or index
Intercept Pharmaceuticals, Inc.	$100.00	$72.75	$39.12	$67.49	$82.97	$16.54
Nasdaq Composite Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
Nasdaq Biotechnology Index	$100.00	$78.65	$95.67	$87.19	$109.08	$137.90

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended December 31, 2020.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

October 1, 2020 through October 31, 2020	1,467	$42.08	—	—
November 1, 2020 through November 30, 2020	1,297	$36.16	—	—
December 1, 2020 through December 31, 2020	—	$—	—	—
Total	2,764	$39.30	—	—
(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

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

The selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements and accompanying notes that are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product revenue, net	$312,690	$249,570	$177,782	$129,175	$18,169
Licensing revenue	—	2,432	2,022	1,781	6,782
Total revenues	312,690	252,002	179,804	130,956	24,951
Operating expenses:
Cost of sales	5,322	4,212	2,519	1,371	—
Selling, general and administrative	332,493	317,418	255,474	273,698	273,596
Research and development	191,485	242,799	207,301	191,499	153,893
Restructuring	14,630	—	—	—	—
Total operating expenses	543,930	564,429	465,294	466,568	427,489
Operating loss	(231,240)	(312,427)	(285,490)	(335,612)	(402,538)
Total other income (expense), net	(43,640)	(32,254)	(23,752)	(24,755)	(10,292)
Net loss	$(274,880)	$(344,681)	$(309,242)	$(360,367)	$(412,830)
Net loss per common and potential common share, basic and diluted	$(8.34)	$(10.89)	$(10.86)	$(14.38)	$(16.74)
Weighted average common and potential common shares outstanding, basic and diluted	32,970	31,654	28,464	25,054	24,663

	December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and investment debt securities	$477,170	$657,347	$436,160	$414,917	$689,385
Total assets	580,489	754,886	509,167	484,347	739,253
Accounts payable, accrued expenses and other liabilities	171,039	153,968	105,109	94,777	65,551
Long-term debt (1)	560,582	532,078	371,250	355,677	341,356
Accumulated deficit	(2,398,346)	(2,123,466)	(1,778,785)	(1,469,543)	(1,108,460)
Total stockholders’ (deficit) equity	(166,853)	51,556	19,130	16,386	314,932
(1)

Reflects $690.0 million aggregate principal amount of Convertible Notes, less unamortized debt discounts and unamortized debt issuance costs as of December 31, 2020 and 2019 and $460.0 million aggregate principal amount of 2023 Convertible Notes, less unamortized debt discounts and unamortized debt issuance costs as of December 31, 2018, 2017 and 2016. See Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Convertible Notes.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our first marketed product, Ocaliva® (obeticholic acid or “OCA”), is a farnesoid X receptor (“FXR”) agonist approved in the United States, the European Union and several other jurisdictions for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In addition to commercializing OCA for PBC under the Ocaliva brand name, we are currently developing OCA for additional indications, including nonalcoholic steatohepatitis (“NASH”). We are also developing several product candidates in various stages of clinical and preclinical development. We believe that OCA and our other product candidates have the potential to treat orphan and other more prevalent liver diseases such as NASH for which there are currently limited therapeutic options.

Ocaliva was approved for PBC by the U.S. Food and Drug Administration (“FDA”) in May 2016 under the accelerated approval pathway. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval, and Ocaliva is now available to U.S. patients primarily through a network of specialty pharmacy distributors. Ocaliva received conditional approval for PBC from the European Commission in December 2016 and we commenced our European commercial launch in January 2017. We have submitted dossiers and obtained, or are otherwise pursuing, reimbursement from a number of national authorities in Europe. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia, and we are pursuing marketing approval of Ocaliva for PBC in our other international target markets. Ocaliva received orphan drug designation in both the United States and the European Union for the treatment of PBC. In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva in the U.S. and Europe.

Our lead product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH that completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a New Drug Application (“NDA”) to the FDA seeking accelerated approval of OCA for liver fibrosis due to NASH. In November 2019, the FDA accepted our NDA for filing and granted a priority review designation of OCA for liver fibrosis due to NASH. In December 2019, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (the “EMA”) seeking conditional approval of OCA for liver fibrosis due to NASH. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. At that time, the FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. We are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA has provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety update from our ongoing studies. We are advancing accordingly and plan to hold additional meetings with the FDA with the goal of achieving sufficient alignment to proceed on this basis and potentially resubmit our NDA for the treatment of liver fibrosis due to NASH by the end of 2021. In addition, we continue to work collaboratively with the EMA on its review of our MAA.

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

Product Revenue, Net

We recognize revenue upon shipment of Ocaliva to our customers. We provide the right of return to our customers for unopened product for a limited time before and after its expiration date.

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have written contracts with each of our customers that have a single performance obligation — to deliver products upon receipt of a customer order — and these obligations are satisfied when delivery occurs and the customer receives Ocaliva. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. We estimate variable revenue by calculating gross product revenues based on the wholesale acquisition cost that we charge our customers for Ocaliva, and then estimating our net product revenues by deducting (i) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients and (iii) trade allowances, such as invoice discounts for prompt payment and customer fees.

We recognized net sales of Ocaliva of $312.7 million, $249.6 and $177.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. While we intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful, or that a generic equivalent of Ocaliva will not be approved and enter the market before the expiration of such patents. See Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Licensing Revenue

In March 2011, we entered into an exclusive license agreement (the “Sumitomo Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which we granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). We received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Sumitomo Agreement. In October 2019, we and Sumitomo Dainippon mutually agreed to terminate with immediate effect the Sumitomo Agreement. In connection with the termination of the Sumitomo Agreement, Sumitomo Dainippon agreed to return to us the rights to develop and commercialize OCA in China and we agreed to forego any further milestone or royalty payments relating to the development and commercialization of OCA in China. No payment was due from us to Sumitomo Dainippon as a result of the termination of the Sumitomo Agreement.

We recognized licensing revenue of $0, $2.4 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative expenses as a result of, among other initiatives, the launch and commercialization of Ocaliva for PBC in the United States, Europe and our other target markets. In addition, we have incurred significant selling, general and administrative expenses and may in the future incur similar expenses in connection with the preparation for the potential commercialization of OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, and any build-out of our general and administrative infrastructure in the United States and abroad.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019

	(in thousands)
Revenue:
Product revenue, net	$312,690	$249,570
Licensing revenue	—	2,432
Total revenue	312,690	252,002

Operating expenses:
Cost of sales	5,322	4,212
Selling, general and administrative	332,493	317,418
Research and development	191,485	242,799
Restructuring	14,630	—
Total operating expenses	543,930	564,429

Other income (expense):
Interest expense	(48,054)	(41,144)
Other income, net	4,414	8,890
Total other (expense), net	(43,640)	(32,254)
Net loss	$(274,880)	$(344,681)

Revenues

Product revenue, net was $312.7 million and $249.6 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, product revenue, net was comprised of U.S. Ocaliva net sales of $234.0 million and $187.5 million, respectively, and ex-U.S. Ocaliva net sales of $78.7 million and $62.1 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including Canada, Israel and Australia. For the years ended December 31, 2020 and 2019, licensing revenue was $0 and $2.4 million, respectively. In the case of the year ended December 31, 2019, revenues were related to the amortization of upfront payments under the Sumitomo Agreement.

Cost of sales

Cost of sales was $5.3 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively. Our cost of sales for the years ended December 31, 2020 and 2019 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $332.5 million and $317.4 million for the years ended December 31, 2020 and 2019, respectively. The $15.1 million net increase between periods was primarily driven by increases in expenses during the first half of 2020 relating to our launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $191.5 million and $242.8 million for the years ended December 31, 2020 and 2019, respectively. The $51.3 million net decrease between periods was primarily driven by UK R&D tax credits of $22.0 million recognized as a reduction of research and development expenses and lower NASH development costs, including the conclusion of enrollment activities for the REGENERATE and REVERSE studies.

Restructuring expenses

Restructuring expenses were $14.6 million and $0 for the years ended December 31, 2020 and 2019, respectively. The increase between periods was primarily driven by severance costs and other related termination benefits incurred in conjunction with the 2020 Workforce Plan.

Interest expense

Interest expense was $48.1 million and $41.1 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, interest expense related to the $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”) that we issued in May 2019 and the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”) that we issued in July 2016.

Other income, net

Other income, net was $4.4 million and $8.9 million for the years ended December 31, 2020 and 2019, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the years ended December 31, 2020 and 2019, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018

	(in thousands)
Revenue:
Product revenue, net	$249,570	$177,782
Licensing revenue	2,432	2,022
Total revenue	252,002	179,804

Operating expenses:
Cost of sales	4,212	2,519
Selling, general and administrative	317,418	255,474
Research and development	242,799	207,301
Total operating expenses	564,429	465,294

Other income (expense):
Interest expense	(41,144)	(30,523)
Other income, net	8,890	6,771
Total other (expense), net	(32,254)	(23,752)
Net loss	$(344,681)	$(309,242)

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

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(170,026)	$(236,613)	$(240,714)
Investing activities	162,817	(188,988)	(48,070)
Financing activities	(693)	457,519	263,545
Effect of exchange rate changes	(1,224)	(386)	(1,526)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,126)	$31,532	$(26,765)

Operating Activities. Net cash used in operating activities of $170.0 million during the year ended December 31, 2020 was primarily a result of our $274.9 million net loss, partially offset by $60.8 million in stock-based compensation, $16.6 million for accretion of the discount on the 2023 Convertible Notes, $9.4 million for accretion of the discount on the 2026 Convertible Notes, $6.1 million for non-cash operating lease costs, $3.1 million of depreciation and a net increase in operating assets and liabilities of $2.0 million. Cash flows for the year ended December 31, 2020 include cash receipts of $20.7 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

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

Investing Activities. For the year ended December 31, 2020, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $497.4 million, partially offset by the purchases of investment debt securities of $330.7 million.

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

Financing Activities. Net cash used in financing activities in the year ended December 31, 2020 consisted primarily of $2.0 million from payments of employee withholding taxes related to stock-based awards offset by $1.3 million of net proceeds from the exercise of options to purchase common stock.

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

Future Funding Requirements

As of December 31, 2020, we had $477.2 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2021. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our receipt of the CRL from the FDA in June 2020 with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;

●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate, including in connection with the NISS relating to Ocaliva identified by the FDA in May 2020;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of ongoing discussions with the FDA and the EMA regarding the feasibility of the COBALT and 401 trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;

●	our use of cash and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of COVID-19, including any impact on our results of operations or financial position, related quarantines and government actions, delays relating to our regulatory applications, disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners, disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners, facility closures or other restrictions, and the extent and duration thereof;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the potential impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other periodic filings filed with the SEC.

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

Contractual Obligations

Our contractual obligations as of December 31, 2020 consisted primarily of obligations under the Convertible Notes, and lease agreements. The following table summarizes our material contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future years:

	Payments Due By Period
					More than 5
	Total	Less than 1 year	1 - 3 years	3 - 5 years	years

Contractual Obligations:	(in thousands)
Operating leases (1)	$16,288	$7,884	$5,759	$2,645	$—
Convertible Notes (2)	752,100	19,550	491,625	9,200	231,725
Total	$768,388	$27,434	$497,384	$11,845	$231,725
(1)	For a description of our material operating leases, see “Properties” above. The obligations represent payments for all operating leases, including short-term operating leases exempt under ASC Topic 842, Leases (“ASC 842”) and leases that have yet to commence. Operating expenses associated with our leased office buildings are not included in the table above.
(2)	Represents 2023 Convertible Notes and 2026 Convertible Notes (including future interest payments at a fixed rate of 3.25% and 2.00% per year, respectively).

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

Revenue Recognition

Effective January 1, 2018, we began recognizing revenue under ASC 606. The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when the company satisfies a performance obligation.

Product Revenue, Net

Under ASC 606, we have written contracts with each of our customers that have a single performance obligation — to deliver products upon receipt of a customer order — and these obligations are satisfied when delivery occurs and the customer receives Ocaliva. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. The wholesale acquisition cost that we charge our customers for Ocaliva is adjusted to arrive at our estimated net product revenues by deducting (i) estimated government rebates and discounts, (ii) estimated costs of incentives offered to certain indirect customers including patients, and (iii) trade allowances, such as invoice discounts for prompt payment and customer fees.

Rebates and Discounts

We contract with the Centers for Medicare & Medicaid Services and other government agencies to make Ocaliva available to eligible patients. As a result, we estimate any rebates and discounts and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. Our estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs, and our historical experience with actual payments and redemptions. These estimates are recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

We have been distributing and selling Ocaliva in Europe through our EU marketing authorization since 2017 and are engaged in ongoing price discussions regarding the final price of Ocaliva within one of those jurisdictions. We recognize net product revenues based on our estimate of consideration we expect to retain through final negotiations in that jurisdiction that will not be subject to a significant reversal. Our estimate is based on benchmarks of pricing approved in other relevant European jurisdictions. We expect the difference between the amounts collected at the invoiced price and the final price for OCA will be returned to the local government. If our estimates regarding the amounts to be refunded to the government change, we will reflect the effect of the change in estimate in net product revenues in the period in which the change in estimate occurs and will include any adjustments against all prior sales. These estimates are recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

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

We determine the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and to the extent future expectations change, we would have to assess the recoverability of our deferred assets at that time. At December 31, 2020 and 2019, we maintained a full valuation allowance on our deferred tax assets.

Our tax returns are subject to examination by U.S. Federal, state, and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in our financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in our financial statements unless it is more likely than not to be sustained. At December 31, 2020 and 2019, we had no reserves for unrecognized tax benefits.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investment debt securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investment debt securities. If a hypothetical increase in interest rates of 100 basis points were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date due to the conservative and short-term nature of these investments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2020, 2019 or 2018.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of the information required by this item is incorporated by reference to our definitive proxy statement related to our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Exhibit Index

		Incorporated herein by reference
Exhibit Number	Exhibit Description	Form†	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, as amended	Form 10-Q	3.1	August 10, 2020

3.2	Restated Bylaws	Form 10-Q	3.2	August 10, 2020

4.1	Form of Common Stock Certificate	Form S-8(1)	4.3	November 7, 2012

4.2	Indenture, dated as of July 6, 2016, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.1	July 6, 2016

4.3	First Supplemental Indenture (including the Form of Note), dated as of July 6, 2016, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.2	July 6, 2016

4.4	Form of Senior Indenture	Form S-3(2)	4.1	May 10, 2017

4.5	Form of Subordinated Indenture	Form S-3(2)	4.2	May 10, 2017

4.6	Form of Senior Note	Form S-3(2)	4.3	May 10, 2017

4.7	Form of Subordinated Note	Form S-3(2)	4.4	May 10, 2017

4.8	Securities Purchase Agreement, dated April 4, 2018, between the Registrant and the purchasers named therein	Form 8-K	10.1	April 10, 2018

4.9	Securities Purchase Agreement, dated May 8, 2019, between the Registrant and the purchasers named therein	Form 8-K	10.1	May 14, 2019

4.10	Second Supplemental Indenture (including the Form of Note), dated as of May 14, 2019, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.2	May 14, 2019

4.11*	Description of Securities of the Registrant

10.1#	Intercept Pharmaceuticals, Inc. 2012 Equity Incentive Plan	Form S-1/A(3)	10.2.1	September 27, 2012

10.2#	Form of Stock Option Grant Notice and Agreement for Directors	Form 10-Q	10.1	August 10, 2020

10.3#	Form of Stock Option Grant Notice and Agreement for Employees and Consultants	Form 10-K	10.3	February 25, 2020

10.4#	Form of Restricted Stock Unit Award Grant Notice and Agreement for Directors	Form 10-Q	10.2	August 10, 2020

10.5#	Form of Restricted Stock Unit Award Grant Notice and Agreement for Employees and Consultants	Form 10-K	10.5	February 25, 2020

10.6#	Form of Restricted Stock Award Grant Notice and Agreement for Directors	Form 10-Q	10.3	May 9, 2014

10.7#	Form of Restricted Stock Award Grant Notice and Agreement for Employees and Consultants	Form 10-Q	10.4	May 9, 2014

10.8#	Form of Performance Stock Unit Grant Notice and Agreement	Form 10-K	10.8	February 25, 2020

10.9#	Form of Performance Share Grant Notice and Agreement	Form 10-Q	10.6	May 10, 2018

10.10#	Amended and Restated Employment Agreement, effective May 14, 2013, between the Registrant and Mark Pruzanski	Form 10-Q	10.5	May 14, 2013

10.11#	Employment Agreement, effective May 3, 2016, between the Registrant and Sandip S. Kapadia	Form 10-Q	10.1.1	August 9, 2016

10.12#	Employment Agreement, effective February 15, 2017, between the Registrant and Jerome B. Durso	Form 10-Q	10.1	May 10, 2017

10.13#	Employment Agreement, effective April 14, 2017, between the Registrant and David Ford	Form 10-Q	10.1	August 3, 2017

10.14#	Amended and Restated Employment Agreement, effective as of November 27, 2017, between the Registrant and David Shapiro	Form 8-K	10.2	December 1, 2017

10.15#	Employment Agreement, effective January 22, 2018, between the Registrant and Ryan Sullivan	Form 10-Q	10.1	August 8, 2019

10.16#	Employment Agreement, effective February 6, 2018, between the Registrant and Gail Cawkwell	Form 10-Q	10.2	August 8, 2019

10.17#	Employment Agreement, effective November 19, 2019, between the Registrant and Jason Campagna	Form 10-K	10.17	February 25, 2020

10.18#	Employment Agreement, effective June 20, 2015, between the Registrant and Richard Kim	Form 10-Q	10.3	August 10, 2020

10.19#	Retirement and Consulting Agreement, dated as of December 9, 2020, between the Registrant and Mark Pruzanski, M.D.	Form 8-K	10.2	December 10, 2020

10.20#	Amended and Restated Employment Agreement, dated as of December 9, 2020, between the Registrant and Jerome Durso	Form 8-K	10.1	December 10, 2020

10.21#*	Employment Agreement, effective as of December 18, 2020, between the Registrant and Jared Freedberg

10.22#	Form of Indemnification Agreement for directors and executive officers of the Registrant	Form S-1(3)	10.7	September 4, 2012
10.23	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and Royal Bank of Canada	Form 8-K	10.1	July 6, 2016
10.24	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and UBS AG, London Branch	Form 8-K	10.3	July 6, 2016
10.25	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and Credit Suisse Capital LLC	Form 8-K	10.5	July 6, 2016

10.26	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and Royal Bank of Canada	Form 8-K	10.2	July 6, 2016

10.27	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and UBS AG, London Branch	Form 8-K	10.4	July 6, 2016

10.28	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and Credit Suisse Capital LLC	Form 8-K	10.6	July 6, 2016

10.29	Lease Agreement between The Irvine Company LLC and the Registrant, dated May 1, 2014	Form 8-K	10.1	May 7, 2014

10.30	Second Amendment to Lease, dated as of July 19, 2016, between the Registrant and Irvine Eastgate Office II LLC	Form 10-Q	10.7	November 9, 2016

10.31	Third Amendment to Lease, dated as of June 21, 2018, between the Registrant and Irvine Eastgate Office II LLC	Form 10-Q	10.1	August 7, 2018

10.32	Fourth Amendment to Lease, dated as of October 30, 2018, between the Registrant and Irvine Eastgate Office II LLC	Form 10-Q	10.1	November 1, 2018

10.33	Underlease between the Registrant, Intercept Pharma Europe Ltd. and Performing Right Society, Ltd., dated January 22, 2016	Form 10-K	10.12	February 29, 2016

10.34	Lease Agreement, dated December 7, 2016, between the Registrant and Legacy Yards Tenant LP	Form 10-K	10.17	March 1, 2017

10.35	First Amendment to Lease Agreement, dated June 27, 2017, between the Registrant and Legacy Yards Tenant LP	Form 10-Q	10.1	November 6, 2017

10.36	Second Amendment to Lease, dated June 22, 2018, between the Registrant and Legacy Yards Tenant LP	Form 10-Q	10.2	August 7, 2018

10.37	Third Amendment to Lease, dated November 1, 2019, between the Registrant and Legacy Yards Tenant LP	Form 10-Q	10.1	November 5, 2019

10.38	Termination of Lease, dated December 31, 2017, between the Registrant and One Hudson Yards Owner LLC	Form 10-K	10.21	February 28, 2018

10.39*++	Commercial Manufacturing and Supply Agreement, dated August 12, 2016, between the Registrant and PharmaZell GMBH

10.40+	Amendment #1 to Manufacturing and Supply Agreement, dated December 12, 2017, between the Registrant and PharmaZell GMBH	Form 10-K	10.2.1	February 28, 2018

10.41*++	Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.

10.42	Amendment No. 1, dated June 8, 2011, to that certain Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-Q	10.1	May 10, 2018

10.43	Amendment No. 2, dated September 16, 2011, to that certain Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-Q	10.2	May 10, 2018

10.44+	Amendment No. 3, dated February 13, 2018, to that certain Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-Q	10.3	May 10, 2018

10.45	Letter Agreement, dated October 25, 2019, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-K	10.41	February 25, 2020

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*(4)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statement of Comprehensive Loss for the Years Ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

+	Confidential treatment has been received with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission (“SEC”).

++	Portions of the exhibit have been omitted pursuant to Regulation S-K, Item 601(b)(10)(iv).

#	Indicates a management contract or compensatory plan or arrangement.

†	Unless otherwise specified, the File No. is 001-35668.

(1)	Registration Statement on Form S-8 filed by the Registrant, Registration No. 333-184810.

(2)	Registration Statement on Form S-1 filed by the Registrant, Registration No. 333-217861.

(3)	Registration Statement on Form S-1 filed by the Registrant, Registration No. 333-183706.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: February 25, 2021	By:	/s/ Jerome Durso
Jerome Durso
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2021	By:	/s/ Sandip Kapadia
Sandip Kapadia
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jerome Durso and Sandip Kapadia, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing required or necessary to be done in and about the premises, as fully and to all intents and purposes as the undersigned could do in person, and hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature	Title

/s/ Jerome Durso	President and Chief Executive Officer and Director
Jerome Durso	(Principal Executive Officer)

/s/ Sandip Kapadia	Chief Financial Officer and Treasurer
Sandip Kapadia	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paolo Fundarò	Chairman of the Board of Directors
Paolo Fundarò

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director
Srinivas Akkaraju, M.D., Ph.D.

/s/ Luca Benatti, Ph.D.	Director
Luca Benatti, Ph.D.

/s/ Daniel Bradbury	Director
Daniel Bradbury

/s/ Keith Gottesdiener, M.D.	Director
Keith Gottesdiener, M.D.

/s/ Nancy Miller-Rich	Director
Nancy Miller-Rich

/s/ Mark Pruzanski, M.D.	Director
Mark Pruzanski, M.D.

/s/ Gino Santini	Director
Gino Santini

/s/ Glenn Sblendorio	Director
Glenn Sblendorio

/s/ Daniel Welch	Director
Daniel Welch

INTERCEPT PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Intercept Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessing deductions from revenue related to certain rebates and discounts accruals

As discussed in Note 2 to the consolidated financial statements, the Company records net product revenue by deducting rebates and discounts, among other items. The rebates and discounts are related to arrangements with the Centers for Medicare & Medicaid Services and other government agencies, and are estimated and accrued with a corresponding reduction of gross product revenues when revenue is recognized. The Company had $27.4 million and $9.5 million in rebates and discounts accruals as of December 31, 2020 for a European jurisdiction in which final pricing is subject to ongoing negotiations with the government, and for all other jurisdictions, respectively, which were recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

We identified the assessment of deductions from revenue related to certain rebates and discounts accruals as a critical audit matter because evaluating the Company’s assumptions involved especially challenging auditor judgment, including specialized knowledge of the regulatory environment in a particular European jurisdiction. Rebates and discounts are estimated based on certain assumptions developed using benchmarks of pricing approved in other relevant European jurisdictions in the case of the European jurisdiction in which final pricing is subject to ongoing negotiations with the government, and, for all other jurisdictions, historical experience with actual payments and redemptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s rebates and discounts accruals process, including controls related to the significant assumptions used in the Company’s estimation of certain rebates and discounts. We evaluated the Company’s ability to estimate rebates and discounts by comparing the previously recorded accruals to the actual amounts that were settled and ultimately paid by the Company. We assessed the Company’s current period estimates by comparing the accrued amounts to historical payments and redemptions. We also performed sensitivity analyses based on potential changes in certain assumptions and assessed the impact relative to the Company’s accruals as of December 31, 2020. In addition, we involved professionals with specialized skills and knowledge of the regulatory environment in the European jurisdiction in which final pricing is subject to ongoing negotiations with the government, who assisted in assessing the Company’s assumptions in estimating the rebates and discounts.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

New York, New York
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Intercept Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Intercept Pharmaceuticals, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 25, 2021

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2020	2019

	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$58,151	$70,055
Restricted cash	7,503	4,725
Investment debt securities, available-for-sale	411,516	582,567
Accounts receivable, net of allowance for credit losses of $235 and $0, respectively	41,549	38,044
Prepaid expenses and other current assets	27,022	25,924
Total current assets	545,741	721,315
Fixed assets, net	6,326	5,202
Inventory	9,027	8,462
Security deposits	7,068	6,661
Other assets	12,327	13,246
Total assets	$580,489	$754,886
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$171,039	$153,968
Short-term interest payable	8,037	8,037
Total current liabilities	179,076	162,005
Long-term liabilities:
Long-term debt	560,582	532,078
Long-term other liabilities	7,684	9,247
Total liabilities	$747,342	$703,330
Commitments and contingencies (Note 19)
Stockholders’ (deficit) equity:
Common stock par value $0.001 per share; 90,000,000 and 45,000,000 shares authorized; 33,015,614 and 32,853,066 shares issued and outstanding as of December 31, 2020 and 2019, respectively	33	33
Additional paid-in capital	2,233,937	2,176,133
Accumulated other comprehensive loss, net	(2,477)	(1,144)
Accumulated deficit	(2,398,346)	(2,123,466)
Total stockholders’ (deficit) equity	(166,853)	51,556
Total liabilities and stockholders’ (deficit) equity	$580,489	$754,886

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019	2018

	(in thousands, except per share data)
Revenue:
Product revenue, net	$312,690	$249,570	$177,782
Licensing revenue	—	2,432	2,022
Total revenue	312,690	252,002	179,804
Operating expenses:
Cost of sales	5,322	4,212	2,519
Selling, general and administrative	332,493	317,418	255,474
Research and development	191,485	242,799	207,301
Restructuring	14,630	—	—
Total operating expenses	543,930	564,429	465,294
Operating loss	(231,240)	(312,427)	(285,490)
Other income (expense):
Interest expense	(48,054)	(41,144)	(30,523)
Other income, net	4,414	8,890	6,771
Total other (expense), net	(43,640)	(32,254)	(23,752)
Net loss	$(274,880)	$(344,681)	$(309,242)
Net loss per common and potential common share:
Basic and diluted	$(8.34)	$(10.89)	$(10.86)
Weighted average common and potential common shares outstanding:
Basic and diluted	32,970	31,654	28,464

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Net loss	$(274,880)	$(344,681)	$(309,242)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized (losses) gains on investment debt securities	(202)	1,509	88
Reclassification adjustment for realized gains on investment debt securities included in other income, net	(135)	(8)	(8)
Net unrealized (losses) gains on investment debt securities	$(337)	$1,501	$80
Foreign currency translation losses	(996)	(379)	(1,553)
Other comprehensive (loss) income	(1,333)	1,122	(1,473)
Comprehensive loss	$(276,213)	$(343,559)	$(310,715)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity (Deficit)
Balance - December 31, 2017	25,173	$25	$1,486,690	$(786)	$(1,469,543)	$16,386
Stock-based compensation	—	—	49,914	—	—	49,914
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	4,258	5	261,357	—	—	261,362
Net proceeds from exercise of stock options	263	—	4,363	—	—	4,363
Employee withholding taxes related to stock-based awards	—	—	(2,180)	—	—	(2,180)
Other comprehensive loss	—	—	—	(1,473)	—	(1,473)
Net loss	—	—	—	—	(309,242)	(309,242)
Balance - December 31, 2018	29,694	$30	$1,800,144	$(2,259)	$(1,778,785)	$19,130
Stock-based compensation	—	—	55,982	—	—	55,982
Recognition of debt discount on 2026 Convertible Notes	—	—	85,915	—	—	85,915
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	2,880	3	227,257	—	—	227,260
Net proceeds from exercise of stock options	279	—	8,993	—	—	8,993
Employee withholding taxes related to stock-based awards	—	—	(2,158)	—	—	(2,158)
Other comprehensive income	—	—	—	1,115	—	1,115
Net loss	—	—	—	—	(344,681)	(344,681)
Balance - December 31, 2019	32,853	$33	$2,176,133	$(1,144)	$(2,123,466)	$51,556
Stock-based compensation	—	—	60,850	—	—	60,850
Net proceeds from exercise of stock options	176	—	(1,052)	—	—	(1,052)
Employee withholding taxes related to stock-based awards	(13)	—	(1,994)	—	—	(1,994)
Other comprehensive loss	—	—	—	(1,333)	—	(1,333)
Net loss	—	—	—	—	(274,880)	(274,880)
Balance - December 31, 2020	33,016	$33	$2,233,937	$(2,477)	$(2,398,346)	$(166,853)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Cash flows from operating activities:
Net loss	$(274,880)	$(344,681)	$(309,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	60,850	55,982	49,914
(Accretion) amortization of (discount) premium on investment debt securities	4,006	(302)	(33)
Amortization of deferred financing costs	2,540	2,130	1,542
Realized loss on investments	—	—	8
Depreciation	3,118	3,663	4,582
Non-cash operating lease cost	6,142	5,388	—
Gain on lease termination	—	(1,995)	—
Loss on the disposal of fixed assets	—	2,682	1,331
Accretion of debt discount	25,964	21,189	14,031
Provision for allowance of credit losses, net of write-offs	235	—	—
Changes in operating assets:
Accounts receivable	(2,646)	(12,350)	(9,193)
Prepaid expenses and other current assets	(3,075)	(5,353)	(3,682)
Inventory	(269)	(1,354)	(3,628)
Security deposits	(269)	2,562	7,153
Other assets	1,385	(24,665)	—
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	13,863	56,411	10,332
Operating lease liabilities	(6,990)	(6,767)	—
Interest payable	—	562	—
Deferred revenue	—	(2,432)	(2,022)
Long-term other liabilities	—	12,717	(1,807)
Net cash (used in) operating activities	(170,026)	(236,613)	(240,714)
Cash flows from investing activities:
Purchases of investment debt securities	(330,713)	(603,014)	(436,071)
Sales and maturities of investment debt securities	497,421	415,162	388,168
Purchases of equipment, leasehold improvements, and furniture and fixtures	(3,891)	(1,136)	(167)
Net cash provided by (used in) investing activities	162,817	(188,988)	(48,070)
Cash flows from financing activities:
Proceeds from issuance of 2026 Convertible Notes, net of issuance costs	—	223,424	—
Proceeds from issuance of common stock, net of issuance costs	—	227,260	261,362
Proceeds from exercise of options, net	1,301	8,993	4,363
Payments of employee withholding taxes related to stock-based awards	(1,994)	(2,158)	(2,180)
Net cash (used in) provided by financing activities	(693)	457,519	263,545
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,224)	(386)	(1,526)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,126)	31,532	(26,765)
Cash, cash equivalents and restricted cash at beginning of period	74,780	43,248	70,013
Cash, cash equivalents and restricted cash at end of period	$65,654	$74,780	$43,248
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$4,721	$—	$—
Non-cash investing and financing activities
Net increase in accrued fixed assets	$368	$—	$—

Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$58,151	$70,055	$43,248
Restricted cash	7,503	4,725	—
Total cash, cash equivalents and restricted cash	$65,654	$74,780	$43,248

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from remeasurement are recognized in Other income, net within the consolidated statements of operations. Gains and losses as a result of foreign currency translation adjustments are recorded as a component of Accumulated other comprehensive loss, net in the equity/(deficit) section of our consolidated balance sheets and as Foreign currency translation gains (losses) within the accompanying consolidated statements of comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original or remaining maturity of three months or less at acquisition to be cash equivalents.

Restricted Cash

Restricted cash relates to short-term bank guarantees which provides financial assurance that the Company will fulfill certain customer obligations entered into in the normal course of business. The cash is restricted as to withdrawal or use while the related bank guarantee in favor of the customer is outstanding.

Credit Losses

The allowance for credit losses is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, the aging of the accounts

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable balances, credit conditions that may affect a customer’s ability to pay, current and forecast economic conditions and other relevant factors.

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the year ended December 31, 2020 (in thousands):

Balance at December 31, 2019	$—
Provision for credit losses	258
Write-offs	(23)
Balance at December 31, 2020	$235

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

Investment Debt Securities, Available-For-Sale

Investment debt securities are considered to be available-for-sale and are carried at fair market value. The estimated fair value of the available-for-sale investment debt securities is determined based on quoted market prices or rates for similar instruments. Unrealized gains and losses, if any, are reported in accumulated other comprehensive income (loss). The cost of investment debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in Other income, net. Realized gains and losses are included in Other income, net. Interest and dividends on available-for-sale securities are included in Other income, net.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, investment debt securities and accounts receivables from customers.

The Company currently invests its excess cash primarily in money market funds, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

On a consolidated basis, for the year ended December 31, 2020, the Company’s three largest customers (as discussed in more detail below under “Revenue Recognition”) accounted for 31%, 30% and 14%, of the Company’s net product sales, respectively. On a consolidated basis, for the year ended December 31, 2019, the Company’s three largest customers (as discussed in more detail below under “Revenue Recognition”) accounted for 32%, 31% and 15%, of the Company’s net product sales, respectively. On a consolidated basis, for the year ended December 31, 2018, the Company’s three largest customers (as discussed in more detail below under “Revenue Recognition”) accounted for 38%, 28% and 16%, of the Company’s net product sales, respectively.

On a consolidated basis, the Company’s three largest customers accounted for 31%, 17% and 10% of the December 31, 2020 accounts receivable balance, respectively. On a consolidated basis, the Company’s three largest customers accounted for 27%, 28% and 7% of the December 31, 2019 accounts receivable balance, respectively. The Company monitors its customers’ financial credit worthiness in order to assess and respond to any changes in their credit profile.

Accounts Receivable

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company records receivables for all billings when amounts are due under standard terms. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other contractual adjustments as well as an allowance for doubtful accounts. The Company will write off accounts receivable when the Company determines that they are uncollectible. The Company has recorded $41.5 million and $38.0 million of accounts receivable as of December 31, 2020 and 2019, respectively, and has recorded an allowance for any credit losses of $0.2 million and $0 as of December 31, 2020 and 2019, respectively.

Fixed Assets

Fixed assets are stated at cost, and depreciated over the estimated useful life of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the life of the lease term. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of assets, the cost of the assets disposed of and the related accumulated depreciation are removed from the balance sheets and any related gains or losses are reflected in the consolidated statements of operations.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. There have been no impairments of any long-lived assets in the periods presented.

Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out (or FIFO) method. The Company capitalizes inventory costs associated with the Company's product after regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company's product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to zero. No such charges were recorded in the years ended December 31, 2020, 2019 or 2018.

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

For short-term leases, the Company does not record ROU assets or lease liabilities, and records rent expense in its consolidated statements of operations on a straight-line basis over the lease term, with the exception of variable lease payments, which are expensed as incurred.

Convertible Debt

The Company accounts for convertible debt in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). The Company separately accounts for the liability (debt) and equity (conversion option) components of convertible debt instruments by allocating the proceeds from the issuance. The value assigned to the debt component is the estimated fair

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. For additional information, see Note 9 — Long-Term Debt.

Revenue Recognition

Product Revenue, Net

The Company recognizes revenue upon shipment of Ocaliva to its customers. The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. Returns are estimated based on historical experience and product shelf lives.

The Company has written contracts with each of its customers that have a single performance obligation — to deliver products upon receipt of a customer order — and these obligations are satisfied when delivery occurs and the customer receives Ocaliva. The Company evaluates the creditworthiness of each of its customers to determine whether collection is reasonably assured. The wholesale acquisition cost that the Company charges its customers for Ocaliva is adjusted to arrive at our estimated net product revenues by deducting (i) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients, and (iii) trade allowances, such as invoice discounts for prompt payment and customer fees.

Rebates and Discounts

The Company contracts with the Centers for Medicare & Medicaid Services and other government agencies to make Ocaliva available to eligible patients. As a result, the Company estimates any rebates and discounts and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs and assumptions developed using historical experience with actual payments and redemptions. The Company recorded $9.5 million and $7.6 million in such estimates as of December 31, 2020 and 2019, respectively, in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The Company contracts with national authorities in Europe to make Ocaliva available to eligible patients. In jurisdictions in which final pricing is subject to ongoing negotiations with the government, the Company estimates the rebate expected to be due and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of such liabilities are based on current invoice pricing and total prior units sold and assumptions developed using benchmarks of Ocaliva pricing approved in other relevant European jurisdictions. The Company recorded $27.4 million and $12.7 million in such estimates as of December 31, 2020 and 2019, respectively, in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for PBC patients who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. The Company estimates the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations. The Company recorded $1.3 million and $1.2 million in such estimates as of December 31, 2020 and 2019, respectively, in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade Allowances

The Company provides invoice discounts on Ocaliva sales to certain of its customers for prompt payment and records these discounts as a reduction to gross product revenues. These discounts are based on contractual terms. Trade allowances are recorded in accounts receivable, net of allowance for credit losses on the consolidated balance sheets.

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

Research and Development Expenses

Research and development costs that do not have alternative future use are charged to expense as incurred. This includes the cost of conducting clinical trials, compensation and related overhead for employees and consultants involved in research and development and the cost of the Company’s manufacturing activities to supply ongoing and future clinical trials and preclinical studies. For periods prior to commercial launch, all manufacturing costs for OCA were expensed as research and development expenses. The Company will continue to incur manufacturing costs for OCA for other indications such as NASH prior to their potential approval.

Stock-based Compensation

The Company accounts for stock-based compensation to employees, non-employee directors and non-employees granted share-based payments for services in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company estimates the fair value of stock option awards using the Black-Scholes option pricing model on the date of the grant. Restricted stock unit awards (“RSUs”) and restricted stock awards (“RSAs”) without a market condition are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of time-based stock options and RSUs is recognized and amortized on a straight-line basis over the requisite service period of the award. Stock options granted to employees generally fully vest over four years and have a term of ten years. The fair value of awards with market conditions is estimated using the Monte Carlo simulation method and expense is recognized on a straight-line basis over the requisite service period of the award. The Company accounts for all forfeitures when they occur.

Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive common shares include the shares of common stock issuable upon the exercise of outstanding stock options and unvested restricted stock units. The Company accounts for the effect of the Convertible Notes on diluted net earnings per share using the if-converted method as they may be settled in cash or shares at the Company’s option. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given net losses.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s tax returns are subject to examination by U.S. Federal, state, and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not to be sustained.

Segments

The Company operates in one segment focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, to clarify that entities should include recoveries when estimating the allowance for credit losses. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Credit losses relating to available-for-sale investment debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and must be adopted using a modified retrospective approach, with certain exceptions. The Company adopted ASU 2016-13 on January 1, 2020 and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 and its adoption did not have any material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements to be Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company expects the impact of this standard to be material on its consolidated financial statements and related disclosures.

3. Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2020 and 2019:

	As of December 31, 2020
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$58,151	$—	$—	$—	$58,151
Total cash and cash equivalents	58,151	—	—	—	58,151
Investment debt securities:
Commercial paper	55,460	—	6	(9)	55,457
Corporate debt securities	355,597	—	529	(67)	356,059
Total investment debt securities	411,057	—	535	(76)	411,516
Total cash, cash equivalents and investment debt securities	$469,208	$—	$535	$(76)	$469,667

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$62,557	$—	$—	$62,557
Commercial paper	7,498	—	—	7,498
Total cash and cash equivalents	70,055	—	—	70,055
Investment debt securities:
Commercial paper	42,806	43	(1)	42,848
Corporate debt securities	538,965	835	(81)	539,719
Total investment debt securities	581,771	878	(82)	582,567
Total cash, cash equivalents and investment debt securities	$651,826	$878	$(82)	$652,622

The aggregate fair value for the Company’s available-for-sale investment debt securities that have been in an unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$32,970	$(9)	$—	$—	$32,970	$(9)
Corporate debt securities	143,076	(67)	—	—	143,076	(67)
Total	$176,046	$(76)	$—	$—	$176,046	$(76)

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$11,976	$(1)	$—	$—	$11,976	$(1)
Corporate debt securities	121,684	(81)	—	—	121,684	(81)
Total	$133,660	$(82)	$—	$—	$133,660	$(82)

At December 31, 2020, the Company had 66 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaled $2.5 million at December 31, 2020, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Fair Value Measurements

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

	(in thousands)
December 31, 2020
Assets
Cash and cash equivalents:
Money market funds	$15,492	$15,492	$—	$—
Available-for-sale investment debt securities:
Commercial paper	55,457	—	55,457	—
Corporate debt securities	356,059	—	356,059	—
Total financial assets	$427,008	$15,492	$411,516	$—

December 31, 2019
Assets
Cash and cash equivalents:
Money market funds	$19,376	$19,376	$—	$—
Commercial paper	7,498	—	7,498	—
Available-for-sale investment debt securities:
Commercial paper	42,848	—	42,848	—
Corporate debt securities	539,719	—	539,719	—
Total financial assets	$609,441	$19,376	$590,065	$—

The gross realized gains and losses on sales of available-for-sale investment debt securities were immaterial for the fiscal years ended December 31, 2020, 2019, and 2018.

The aggregate fair value of all available-for-sale investment debt securities (commercial paper and corporate debt securities), by contractual maturity, are as follows:

	Fair Value as of December 31,
	2020	2019

	(in thousands)
Due in one year or less	$328,077	$473,602
Due after one year through two years	83,439	116,463
Total investment debt securities	$411,516	$590,065

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives	December 31,
	(Years)	2020	2019

		(in thousands)
Office equipment and software	3	$5,364	$4,386
Leasehold improvements	Shorter of remaining lease term or useful life	13,237	10,489
Furniture and fixtures	7	4,602	4,032
Subtotal		23,203	18,907
Less: accumulated depreciation		(16,877)	(13,705)
Fixed assets, net		$6,326	$5,202

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was approximately $3.1 million, $3.7 million and $4.6 million, respectively.

6. Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Work-in-process	$8,394	$8,302
Finished goods	633	160
Inventory	$9,027	$8,462

7. Leases

The Company leases various office spaces under non-cancelable operating leases with original lease periods expiring between the first quarter in 2021 and 2025. The Company also enters into leases for equipment. A number of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is typically at the sole discretion of the Company; therefore, all renewals to extend the lease terms are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, includes the renewal period in the lease term. These operating leases do not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease assets and liabilities are classified on the consolidated balance sheet as follows:

Leases	Classification	December 31, 2020	December 31, 2019

Assets		(in thousands)
Operating lease assets	Other assets	$12,327	$13,246
Total leased assets		$12,327	$13,246

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$7,248	$6,456
Noncurrent
Operating lease liabilities	Long-term other liabilities	7,684	9,222
Total operating lease liabilities		$14,932	$15,678

Operating lease costs for the years ended December 31, 2020 and 2019, are as follows:

		Years Ended December 31,
Lease Cost	Classification	2020	2019

		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$6,723	$6,176
Short-term lease cost	Selling, general and administrative expenses	3,688	2,203
Variable lease cost	Selling, general and administrative expenses	1,337	829
Sublease income	Other income, net	(125)	(788)
Net lease cost		$11,623	$8,420

The weighted-average remaining term of the Company’s operating leases was 2.8 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.0% as of December 31, 2020.

Cash payments included in the measurement of the Company’s operating lease liabilities reported in operating cash flows were $7.9 million and $7.5 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company obtained ROU assets of $4.7 million in exchange for new operating lease obligations of $6.1 million.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of December 31, 2020 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2021	$7,875
2022	3,632
2023	2,141
2024	1,612
2025	1,033
Thereafter	—
Total lease payments	16,293
Less: Present value discount	(1,361)
Total operating lease liabilities	$14,932

8. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Accounts payable	$24,594	$18,975
Accrued employee compensation	27,154	26,483
Accrued contracted services	62,425	74,486
Accrued restructuring	2,504	—
Accrued rebates, discounts and other incentives	38,172	21,529
Operating lease liabilities	7,248	6,456
Other liabilities	8,942	6,039
Accounts payable, accrued expenses and other liabilities	$171,039	$153,968

Research & Development Tax Credit

The Company has benefited from the U.K. Small and Medium-sized Enterprise R&D Tax Credit scheme, or the SME scheme, under which it can obtain a tax credit of up to 33.4% of eligible research and development expenses incurred by the Company in the U.K. Eligible expenses generally include employment costs for research staff, consumables, software and certain internal overhead costs incurred as part of research projects.

The Company has submitted claims seeking to obtain tax credits for qualifying R&D expenses incurred in the 2015, 2016, and 2017 calendar years. As described further in Note 14, the 2015 and 2016 claim was finalized during the quarter ended June 30, 2020, and therefore the $10.5 million payment received in September 2019, which was previously deferred, was released into income.

With respect to the 2017 claim, in June 2020, the Company received a payment of $9.4 million from Her Majesty’s Revenue and Customs (“HMRC”), the U.K.’s government tax authority. Given the claim review has not been finalized for the 2017 year, the $9.4 million credit payment received along with an additional $1.0 million due to foreign currency translation are recorded as a deferred liability within Accounts payable, accrued expenses and other liabilities.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	December 31,
	2020	2019

	(in thousands)
2023 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	230,000	230,000
Long-term debt, gross	690,000	690,000
Less: Unamortized debt discounts and fees	(129,418)	(157,922)
Long-term debt, net	$560,582	$532,078

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with ASC 470-20, the Company used an effective interest rate of 9.9% to determine the liability component of the 2026 Convertible Notes. This resulted in the recognition of $137.5 million as the liability component of the 2026 Convertible Notes and the recognition of the residual $85.9 million as the debt discount with a corresponding increase to additional paid-in capital for the equity component of the 2026 Convertible Notes. The underwriting discount and estimated offering expenses totaling $6.6 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2026 Convertible Notes. Accordingly, equity issuance costs of $2.5 million were recorded as an offset to additional paid-in capital and total debt issuance costs of $4.1 million were recorded on the issuance date and are reflected in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through May 15, 2026.

The fair value of the 2026 Convertible Notes was approximately $142.8 million and $294.9 million at December 31, 2020 and December 31, 2019, respectively, and was determined using Level 2 inputs based on quoted market values.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 30, 2016, in connection with the pricing of the 2023 Convertible Notes, the Company entered into privately-negotiated capped call transactions (the “Base Capped Call Transactions”) with each of Royal Bank of Canada, UBS AG, London Branch, and Credit Suisse Capital LLC (the “Option Counterparties”). On July 1, 2016, in connection with the underwriters’ exercise of their over-allotment option in full, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with the Option Counterparties. The Capped Call Transactions are expected generally to reduce the potential dilution with respect to the Company’s common stock and/or offset the cash payments the Company would be required to make in excess of the principal amount of converted 2023 Convertible Notes, as the case may be, upon conversion of the 2023 Convertible Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the 2023 Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2023 Convertible Notes. The cap price of the Capped Call Transactions is initially $262.2725 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, upon conversion of the Convertible Notes to the extent that such market price exceeds the cap price of the Capped Call Transactions. The Capped Call Transactions are considered to be instruments indexed to the Company’s own shares and met the criteria to be classified within equity and are therefore not remeasured.

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

The fair value of the 2023 Convertible Notes was approximately $363.7 million and $463.5 million at December 31, 2020 and December 31, 2019, respectively, and was determined using Level 2 inputs based on quoted market values.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Contractual interest expense	$19,550	$17,825	$14,950
Amortization of debt discount	25,964	21,189	14,032
Amortization of debt issuance costs	2,540	2,130	1,541
Total interest expense	$48,054	$41,144	$30,523

Accrued interest on the Convertible Notes was approximately $8.1 million and $8.1 million as of December 31, 2020 and 2019, respectively. The Company recorded debt issuance costs of $19.0 million, which are being amortized using the effective interest method. As of December 31, 2020, and 2019, $10.7 million and $13.2 million, respectively, of debt issuance costs are recorded on the consolidated balance sheets in Long-term debt. Cash payments for interest were $19.6 million and $17.3 million for the years ended December 31, 2020 and 2019, respectively.

10. Stockholders’ Equity and Preferred Stock

Increase in Authorized Shares of Common Stock

On May 28, 2020, at the 2020 Annual Meeting of Stockholders, the Company obtained approval from its stockholders to increase the number of authorized shares of the Company’s common stock, par value $0.001, from 45,000,000 shares to 90,000,000 shares. The increase in the authorized shares of common stock was effectuated pursuant to a Certificate of Amendment to the Company’s restated certificate of incorporation, filed with the Secretary of the State of Delaware on May 28, 2020.

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

Common Stock

As of December 31, 2020 and 2019, the Company had 90,000,000 and 45,000,000 authorized shares of common stock, par value $0.001 per share, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Preferred Stock

As of December 31, 2020 and 2019, the Company had 5,000,000 authorized shares of preferred stock, par value $0.001 per share, of which none are issued.

11. Product Revenue, Net

The Company recognized net sales of Ocaliva of $312.7 million, $249.6 million and $177.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The table below summarizes consolidated product revenue, net by region:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Product revenue, net:
U.S.	$233,970	$187,436	$140,822
ex-U.S.	78,720	62,134	36,960
Total product revenue, net	$312,690	$249,570	$177,782

12. License Agreement

Sumitomo Dainippon Pharma Co., Ltd.

In March 2011, the Company entered into an exclusive license agreement (the “Sumitomo Agreement”) with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon”), pursuant to which the Company granted to Sumitomo Dainippon an exclusive license to research, develop and commercialize OCA for the treatment of PBC and NASH in Japan and China (excluding Taiwan) and an option to research, develop and commercialize OCA in certain countries outside of such territories (the “Country Option”). The Company received an upfront payment from Sumitomo Dainippon of $15.0 million under the terms of the Sumitomo Agreement. In October 2019, the Company and Sumitomo Dainippon mutually agreed to terminate with immediate effect the Sumitomo Agreement. In connection with the termination of the Sumitomo Agreement, Sumitomo Dainippon agreed to return to the Company the rights to develop and commercialize OCA in China and the Company agreed to forego any further milestone or royalty payments relating to the development and

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commercialization of OCA in China. No payment was due from the Company to Sumitomo Dainippon as a result of the termination of the Sumitomo Agreement.

The Company recognized licensing revenue of approximately $0, $2.4 million and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, under the Sumitomo Agreement.

13. Stock Compensation

The Company’s 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of its initial public offering in October 2012 (the “IPO”). At the same time, the Company’s 2003 Stock Incentive Plan (“2003 Plan”) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

On January 1, 2020, the number of shares available for issuance under the 2012 Plan increased by 1,211,533 as a result of the automatic increase provisions thereof.

The estimated fair value of the stock options granted in the year ended December 31, 2020 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the year ended December 31, 2020 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the year ended December 31, 2020 was determined utilizing the Monte Carlo simulation method. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

The Company has in the past, and may in the future, grant performance-based awards with vesting terms based on the achievement of specified goals. To the extent such awards do not contain a market condition, the Company recognizes no expense until achievement of the performance requirement is deemed probable. There are no option awards with performance conditions outstanding as of December 31, 2020.

There were approximately 3.3 million and 2.8 million shares available for grant remaining under the 2012 Plan at December 31, 2020 and 2019, respectively.

Stock Options and Performance-Based Stock Options

The Company’s outstanding option activity for the period from December 31, 2019 through December 31, 2020 is summarized as follows:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2019	1,981	$99.87	7.4	$65,662
Granted	727	$90.03	—	$—
Exercised	(22)	$52.20	—	$—
Cancelled/forfeited	(368)	$91.18	—	$—
Expired	(119)	$130.35	—	$—
Outstanding at December 31, 2020	2,199	$96.92	6.9	$146
Expected to vest	779	$86.35	8.3	$—
Exercisable	1,420	$102.73	6.1	$146

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those options that had exercise prices lower than

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the deemed fair value of the Company’s common stock. The weighted-average grant date fair value of options granted in the years ended December 31, 2020, 2019 and 2018 was $52.48, $74.78 and $41.18 per option, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.9 million, $10.2 million and $14.1 million, respectively. As of December 31, 2020, the total compensation cost related to non-vested option awards not yet recognized is approximately $34.1 million with a weighted average remaining vesting period of 1.20 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Years Ended December 31,
	2020	2019	2018
Volatility	61.9 - 87.1%	86.9 - 89.9%	62 - 73%
Expected term (in years)	5.5 - 6.0	5.5 - 6.0	6.0
Risk-free rate	0.2 - 1.7%	1.4 - 2.9%	1.8 - 3.0%
Expected dividend yield	—%	—%	—%

In April 2014, the Company issued 57,063 performance-based options to certain employees that will vest upon the achievement of certain regulatory milestones related to OCA at future dates. In November 2014, the Company issued an additional 10,839 performance-based options that will vest upon the achievement of the same regulatory milestones. As of December 31, 2020, the achievement of such milestones was not met and these performance-based options were cancelled.

Restricted Stock Units and Awards & Performance-Based Restricted Stock Units and Awards

The following table summarizes the aggregate RSU, RSA, PRSU and performance restricted share award (“PRSA”) activity for the year ended December 31, 2020:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2019	709	$88.39
Granted	725	$74.68
Vested	(374)	$85.06
Forfeited	(261)	$89.37
Non-vested awards at December 31, 2020	799	$72.43

For the years ended December 31, 2020, 2019 and 2018, the weighted-average grant date fair value of RSUs, RSAs, PRSUs and PRSAs granted was $74.68, $107.29 and $65.28, respectively. The total fair value of RSUs, RSAs, PRSUs and PRSAs that vested during the years ended December 31, 2020, 2019 and 2018 was $30.7 million, $29.8 million and $24.0 million, respectively. As of December 31, 2020, there was $45.5 million of unrecognized compensation expense related to unvested RSUs, RSAs, PRSUs, and PRSAs, which is expected to be recognized over a weighted average period of 1.31 years.

During the years ended December 31, 2020, 2019 and 2018, the Company granted a total of 64,900, 57,800 and 51,200 PRSUs to certain of the Company’s executive officers. During the year ended December 31, 2018, the Company granted a total of 4,300 PRSAs to certain of the Company’s executive officers. The performance criterion for such PRSUs and PRSAs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC 718. The TSR for the Company or a member of the TSR

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PRSUs and PRSAs. The Company recorded approximately $8.0 million (of which $2.9 million related to modifications), $4.0 million and $1.3 of stock-based compensation related to such PRSUs and PRSAs during the years ended December 31, 2020, 2019 and 2018, respectively.

Stock-based compensation expense has been reported in the Company’s statements of operations as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Selling, general and administrative	$45,985	$43,170	$38,361
Research and development	12,824	12,812	11,553
Restructuring	2,041	—	—
Total stock-based compensation	$60,850	$55,982	$49,914

14. Research and Development Tax Credit

The Company has benefited from the U.K. Small and Medium-sized Enterprise R&D Tax Credit scheme, or the SME scheme, under which it can obtain a tax credit of up to 33.4% of eligible research and development expenses incurred by the Company in the U.K. Eligible expenses generally include employment costs for research staff, consumables, software and certain internal overhead costs incurred as part of research projects.

The Company submitted a claim seeking to obtain tax credits for qualifying R&D expenses incurred in the years ended December 31, 2015 and 2016. In September 2019, the Company received a partial payment of $10.5 million from HMRC. In April 2020, the Company received the remaining payment for the 2015 and 2016 claim years of $11.3 million.

The claim for 2015 and 2016 was finalized and approved in the quarter ended June 30, 2020, at which time the Company recorded the U.K. research and development tax credit payments received of $22.0 million as a reduction of research and development expense in the consolidated statements of operations.

15. Employee Benefit Plans

The Company maintains a defined contribution plan, which is qualified under section 401(k) of the Internal Revenue Code for U.S. employees. Employees may make contributions by withholding a percentage of their salary up to the Internal Revenue Service annual limit of $19,500 and $26,000 in 2020 for employees under 50 years old and employees 50 years old or over, respectively. The Company’s matching contribution vests over four years from the start of employment. The Company made approximately $2.2 million, $1.4 million and $1.9 million in matching contributions for the years ended December 31, 2020, 2019 and 2018, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Restructuring Expenses

On August 31, 2020, the Company adopted a plan to reduce its workforce in light of the previously announced receipt of a complete response letter from the U.S. Food and Drug Administration (the “FDA”) with respect to its New Drug Application for OCA for the treatment of liver fibrosis due to NASH (the “2020 Workforce Plan”). The 2020 Workforce Plan sought to streamline the Company’s operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support the Company’s successful PBC business. The 2020 Workforce Plan resulted in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, was substantially completed by the end of 2020 with expected completion by the end of 2021 upon payments of cash for charges incurred under the 2020 Workforce Plan. In the year ended December 31, 2020 the Company recorded restructuring charges of $14.6 million, which were primarily related to severance costs and other related termination benefits incurred in conjunction with the 2020 Workforce Plan.

The following table reflects total expenses related to restructuring activities recognized within the Consolidated Statements of Operations as restructuring costs:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Employee compensation costs	$12,589	$—	$—
Equity compensation costs	2,041	—	—
Total restructuring costs	$14,630	$—	$—

The Company recorded $2.0 million in non-cash stock-based compensation expense in association with the acceleration of the vesting of certain options and RSUs held by terminated employees.

The following table displays a rollforward of the changes to the accrued balances as of December 31, 2020:

Severance and Related Costs
(in thousands)
Accrued balance at December 31, 2019	$—
Charges incurred	13,544
Cash payments made	(10,068)
Other reserve adjustments	(972)
Accrued balance at December 31, 2020	$2,504

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Income Taxes

The components of loss before income taxes for the years ended December 31, 2020, 2019 and 2018 includes the following:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
United States	$(126,351)	$(95,708)	$(72,655)
Foreign	(148,529)	(248,973)	(236,587)
Total	$(274,880)	$(344,681)	$(309,242)

Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 21% to loss before income taxes as a result of the following:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Computed "expected" tax benefit	$(57,725)	$(72,383)	$(64,941)
State taxes, net of U.S. Federal benefit	—	—	—
U.S. Federal tax credits	(5,787)	—	—
U.S. Federal valuation allowance	26,279	14,786	9,352
Stock-based compensation	8,098	4,609	6,423
Officer compensation	437	508	22
Foreign valuation allowance	43,414	19,349	44,896
Foreign tax rate differences	(12,223)	32,936	4,787
Other	(2,493)	195	(539)
Total	$—	$—	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2020 and 2019 are presented below:

	December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
U.S. and state net operating loss and other carryforwards	$178,007	$160,079
Foreign net operating loss and other carryforwards	239,607	195,590
Stock compensation	15,675	13,626
Accrued compensation	5,042	4,997
Accrued expense	11,143	1,750
Intangible property	1,945	2,088
Interest limitation	9,419	5,183
Other	1,749	1,406
Deferred tax assets before valuation allowance	462,587	384,719
Valuation allowance	(436,476)	(353,677)
Total deferred tax assets	26,111	31,042
Deferred tax liabilities:
Convertible Notes	(26,111)	(31,042)
Total deferred tax liabilities	(26,111)	(31,042)
Net deferred tax asset (liability)	$—	$—

Effects of the Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, made changes to NOLS rules, including the allowance of a five-year carryback period for NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 and removed the 80% taxable income limitation for NOL deductions for tax years beginning before January 1, 2021. The enactment of the CARES Act did not result in any material adjustments to the Company’s provision for income taxes.

Net Operating Loss and other carryforwards

As of December 31, 2020, and 2019, the Company had net operating loss carryforwards (“NOLs”) for U.S. Federal income tax purposes of $709.4 million and $693.3 million, respectively, and other carryforwards of $13.7 million and $0.5 million, respectively. The enactment of the Tax Cuts and Jobs Act (“TCJA”) modified the ability of companies to utilize NOLs arising in tax years beginning on or after January 1, 2018 by providing that such NOLs may be carried-forward indefinitely and used to offset up to 80 percent of taxable income in any given future year. Existing NOLs that arose in tax years beginning prior to January 1, 2018 were not affected by the TCJA and are generally eligible to be carried-forward for up to 20 years and used to fully offset taxable income in future years. If not utilized, the Company’s pre-2018 NOLs and other carryforwards will expire for U.S. Federal income tax purposes between 2024 and 2037. The Company also has certain state NOLs in varying amounts depending on the different state tax laws.

As of December 31, 2020, and 2019, the Company had NOLs for foreign income tax purposes of $1.2 billion and $1.1 billion, respectively. Of our $1.2 billion of foreign tax loss carryforwards, approximately $1.1 billion may be carried forward indefinitely and the remainder will expire during the next 17 years.

In addition, the Company’s ability to utilize its NOLs may be limited under Section 382 of the Internal Revenue Code or applicable state and foreign tax law. The Section 382 limitations apply if an “ownership change” occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation Allowance

At December 31, 2020 and 2019, the Company maintained a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception. In 2020, the valuation allowance for deferred tax assets increased by approximately $82.8 million. This includes an increase of $26.3 million, $4.4 million and $43.4 million for U.S. Federal, state and foreign tax, respectively, and an increase of $8.7 million to equity. The increase in equity primarily relates to the foreign currency translation. In 2019, the valuation allowance for deferred tax assets increased by approximately $14.8 million. This includes an increase of $14.8 million, $2.6 million and $19.3 million for U.S. Federal, state and foreign tax, respectively, partially offset by a decrease of $21.9 million to equity. The decrease to equity primarily related to the U.S. Federal and state impact of the equity component associated with the 2026 Convertible Notes.

Unrecognized Tax Benefits

At December 31, 2020 and 2019, the Company had no reserves for unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, the Company is subject to U.S. Federal and state examinations for 2017 and forward, and 2016 and forward, respectively, and examinations in the United Kingdom for 2017 and forward. However, NOLs are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.

18. Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the years ended December 31, 2020, 2019 and 2018, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the exercise of stock options or vesting of RSUs, or the conversion of Convertible Notes as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2020, 2019 and 2018 as the inclusion thereof would have been anti-dilutive:

	December 31,
	2020	2019	2018

	(in thousands)
Shares issuable upon conversion of Convertible Notes	4,435	4,435	2,316
Options	2,395	1,981	1,874
Unvested restricted stock units	902	556	441
Total	7,732	6,972	4,631

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies

Facility Leases

In January 2016, Intercept Pharma Europe Ltd. (“IPEL”), a wholly owned subsidiary of the Company, entered into an underlease (sublease) with respect to office space in London, United Kingdom. The Company is the guarantor to the underlease (sublease). IPEL leases approximately 8,600 square feet. The lease covering this property is scheduled to expire in May 2024.

In November 2019, the Company entered into an amendment to the lease agreement with respect to office space at 10 Hudson Yards in New York, New York, where the Company’s corporate headquarters are located. The Company leases an aggregate of approximately 45,600 square feet of office space at this property. The lease covering this property is scheduled to expire in March 2022.

In October 2019, the Company entered into a lease agreement with respect to office space in San Diego, California. The Company leases approximately 34,000 square feet. The lease covering this property is scheduled to expire in October 2025.

The Company also leases office space in several other locations.

Licenses

The Company acquired a license from a third party to support the portfolio of product candidates. Under the license agreement with Aralez Pharmaceuticals Canada Inc. (“Aralez”) the Company has rights to develop and commercialize bezafibrate in the United States. The Company may pay up to $4.5 million upon the achievement of certain milestones, none of which is owed as of December 31, 2020. The Company is obligated to pay royalties to at a mid-single digit percentage of net product sales.

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

Shareholder Litigation

On September 27, 2017, a purported shareholder class action, initially styled DeSmet v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Southern District of New York, naming the Company and certain of its officers as defendants. The Court appointed lead plaintiffs in the lawsuit on June 1, 2018, and the lead plaintiffs filed an amended complaint on July 31, 2018, captioned Hou Liu and Amy Fu v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiffs claim to be suing on behalf of anyone who purchased or otherwise acquired the Company’s common stock between June 9, 2016 and September 20, 2017. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during the period from June 9, 2016 to September 20, 2017, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding Ocaliva dosing, use and pharmacovigilance-related matters, as well as the Company’s operations, financial performance and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

damages. On September 14, 2018, the Company filed a motion to dismiss the amended complaint. On March 26, 2020, the Court granted the Company’s motion to dismiss the amended complaint in its entirety, and on March 27, 2020 the Court entered judgment in favor of the Company. On May 8, 2020, the plaintiffs filed a motion to set aside the judgment and grant leave to file a second amended complaint. On September 9, 2020, the Court denied the plaintiffs’ motion to set aside the judgment and grant leave to file a second amended complaint, finding that the proposed second amended complaint did not cure the deficiencies identified in the amended complaint. On October 9, 2020, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit and on January 25, 2021, the plaintiffs filed an appellate brief challenging the March 27, 2020 judgment, the September 9, 2020 judgment and other orders entered in this action.

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

On November 5, 2020, a purported shareholder class action, styled Chauhan v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Eastern District of New York, naming the Company and certain of its officers as defendants. The lawsuit was transferred to the United States District Court for the Southern District of New York on January 4, 2021. The plaintiff claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between September 28, 2019 and October 7, 2020. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during the period from September 28, 2019 to October 7, 2020, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s New Drug Application for OCA for the treatment of liver fibrosis due to NASH and the use of Ocaliva in patients with PBC, as well as the Company’s operations, financial performance and prospects. The plaintiff seeks unspecified monetary damages on behalf of the putative class, and an award of costs and expenses, including attorney’s fees.

Separately, on December 29, 2020, a follow-on derivative suit, styled Rabinovich v. Fundarò, et al., was filed in the United States District Court for the Southern District of New York by shareholder Delfin Rabinovich based on substantially the same allegations as those set forth in the securities case immediately above. This lawsuit was subsequently transferred to the United States District Court for the District of Delaware on January 28, 2021. On February 1, 2021, a second follow-on derivative suit, styled Fung v. Fundarò, et al., was filed in the United States District Court for the District of Delaware based on the substantially same allegations as those set forth in the securities case immediately above and the Rabinovich derivative action.

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

Patent Litigation

The Company has received paragraph IV certification notice letters from six generic drug manufacturers indicating that each such manufacturer has submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Apotex Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Apotex PIV Notice”) from Apotex Inc. (“Apotex”) indicating that Apotex has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the Company’s U.S. Patents Nos. 9,238,673 (the “‘673 Patent”), 10,047,117 (the “‘117 Patent”), 10,052,337 (the “‘337 Patent”), and 10,174,073 (the “‘073 Patent”, and collectively with the ‘673 Patent, ‘117 Patent and ‘337 Patent, the “Apotex Challenged Patents”), which are listed for Ocaliva in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The Apotex PIV Notice alleges that the Apotex Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Apotex’s ANDA. Apotex did not make a paragraph IV certification against the Company’s U.S. Patents Nos. 7,138,390 (the “‘390 Patent”), 8,058,267 (the “‘267 Patent”) or 8,377,916 the (“‘916 Patent”), which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Apotex in the United States District Court for the District of Delaware within 45 days of receipt of the Apotex PIV Notice. As a result, under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the FDA cannot grant final approval to Apotex’s ANDA before November 27, 2023 or a court decision in Apotex’s favor, whichever is earlier. Recently, the U.S. Patent and Trademark Office (the “USPTO”) awarded the Company two additional Orange Book-listable patents that protect Ocaliva: U.S. Patents Nos. 10,751,349 (the “‘349 Patent”) and 10,758,549 (the “‘549 Patent”). In September and October 2020, the Company received additional amended paragraph IV certification notices from Apotex challenging the ‘349 Patent and the ‘549 Patent, respectively. The Company amended its complaint against Apotex in November 2020 to add infringement allegations for the ‘549 Patent. In January 2021, the Company received a further paragraph IV certification notice from Apotex challenging a reissue patent, U.S. Patent No. RE48,286 (the “‘286 Patent”), as described below. The Company is evaluating its legal options, including asserting the ‘286 Patent against Apotex.

Lupin Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Lupin PIV Notice”) from Lupin Limited (“Lupin”) indicating that Lupin has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Lupin Challenged Patents”), which are listed for Ocaliva in the FDA’s Orange Book. The Lupin PIV Notice alleges that the Lupin Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Lupin’s ANDA. Lupin did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Lupin in the United States District Court for the District of Delaware within 45 days of receipt of the Lupin PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval to Lupin’s ANDA before November 27, 2023 or a court decision in Lupin’s favor, whichever is earlier. In September 2020, the Company received an additional amended paragraph IV certification notice from Lupin challenging the ‘349 Patent and the ‘549 Patent. The Company amended its complaint against Lupin in November 2020 to add infringement allegations for the ‘549 Patent and to substitute the ‘286 Patent for the ‘390 Patent.

Amneal Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Amneal PIV Notice”) from Amneal Pharmaceuticals of New York, LLC, as U.S. agent for Amneal EU Limited (“Amneal”), indicating that Amneal has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Amneal Challenged Patents”), which are listed for Ocaliva in the FDA’s Orange Book. The Amneal PIV Notice alleges that the Amneal Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Amneal’s

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ANDA. Amneal did not make a paragraph IV certification against the ‘390 Patent, the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Amneal in the United States District Court for the District of Delaware within 45 days of receipt of the Amneal PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval to Amneal’s ANDA before November 27, 2023 or a court decision in Amneal’s favor, whichever is earlier. In October 2020, the Company received an additional amended paragraph IV certification notice from Amneal challenging the ‘349 Patent and the ‘549 Patent. The Company amended its complaint against Amneal in November 2020 to add infringement allegations for the ‘349 Patent and the ‘549 Patent.

Optimus Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Optimus PIV Notice”) from Optimus Pharma Pvt Ltd (“Optimus”) indicating that Optimus has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Optimus Challenged Patents”) which are listed for Ocaliva in the FDA’s Orange Book. The Optimus PIV Notice alleges that the Optimus Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Optimus’s ANDA. Optimus did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Optimus in the United States District Court for the District of Delaware within 45 days of receipt of the Optimus PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval to Optimus’s ANDA before November 27, 2023 or a court decision in Optimus’s favor, whichever is earlier. In October 2020, the Company received an additional amended paragraph IV certification notice from Optimus challenging the ‘349 Patent and the ‘549 Patent. The Company amended its complaint against Optimus in November 2020 to add infringement allegations for the ‘549 Patent and to substitute the ‘286 Patent for the ‘390 Patent.

MSN Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “MSN PIV Notice”) from MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (collectively, “MSN”) indicating that MSN has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “MSN Challenged Patents”) which are listed for Ocaliva in the FDA’s Orange Book. The MSN PIV Notice alleges that the MSN Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in MSN’s ANDA. MSN did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against MSN in the United States District Court for the District of Delaware within 45 days of receipt of the MSN PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval to MSN’s ANDA before November 27, 2023 or a court decision in MSN’s favor, whichever is earlier. In November 2020, the Company received an additional paragraph IV certification notice from MSN challenging the ‘349 Patent, the ‘549 Patent, and the ‘286 Patent. The Company amended its complaint against MSN in November 2020 to add infringement allegations for the ‘549 Patent and to substitute the ‘286 Patent for the ‘390 Patent.

DRL Abbreviated New Drug Application

In December 2020, the Company received a paragraph IV certification notice (the “DRL PIV Notice”) from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “DRL”) indicating that DRL has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘286 Patent, the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent, the ‘073 Patent, the ‘349 Patent and the ‘549 Patent (collectively, the “DRL Challenged Patents”) which are listed for Ocaliva in the FDA’s Orange Book. The DRL PIV Notice alleges that the DRL

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in DRL’s ANDA. DRL did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against DRL in the United States District Court for the District of Delaware within 45 days of receipt of the DRL PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval to DRL’s ANDA before November 27, 2023 or a court decision in DRL’s favor, whichever is earlier.

In October 2020, the USPTO granted to the Company a reissue patent, ‘286 Patent. By operation of law, the ‘390 Patent was withdrawn and replaced by the ‘286 Patent, which contains composition of matter claims to OCA and has the same term as the ‘390 Patent. In November 2020, the Company was informed by the USPTO that its petition for a five-year patent term extension of the ‘286 Patent had been granted and that the ‘286 Patent will now expire in 2027. The ‘286 Patent has been listed in the Orange Book.

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

20. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the years ended December 31, 2020 and 2019:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Total

	(in thousands, except for per share amounts)
2020
Total revenue	$72,652	$77,249	$79,521	$83,268	$312,690
Operating loss	(83,445)	(52,030)	(55,163)	(40,602)	(231,240)
Net loss	(92,983)	(63,281)	(66,469)	(52,147)	(274,880)
Net loss per common share - basic and diluted (1)	$(2.86)	$(1.92)	$(2.01)	$(1.58)
2019
Total revenue	$52,252	$66,300	$61,950	$71,500	$252,002
Operating loss	(83,945)	(63,659)	(75,533)	(89,290)	(312,427)
Net loss	(90,270)	(71,420)	(84,833)	(98,158)	(344,681)
Net loss per common share - basic and diluted (1)	$(3.03)	$(2.28)	$(2.59)	$(2.99)

(1)	Basic and diluted net loss per common share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net loss per common share may not equal annual basic and diluted net loss per common share.