Form 10-Q
period 2021-03-31
INTERCEPT PHARMACEUTICALS, INC.
filed 2021-05-06
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2021 was 33,154,107.

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate, including in connection with the newly identified safety signal ("NISS") relating to Ocaliva identified by the FDA in May 2020 and with respect to patients with PBC with decompensated cirrhosis and in a subset of patients with compensated cirrhosis;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of ongoing discussions with the FDA and the European Medicines Agency ("EMA") regarding the feasibility of the COBALT and 401 trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission.

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

SUMMARY RISK FACTORS

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks and uncertainties discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 before deciding whether to invest in our securities. The following is a list of some of these risks:

Risks Related to Our Financial Position and Need for Additional Capital

●	We are currently dependent on the successful commercialization of Ocaliva for PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially and adversely affected and the price of our common stock may decline.
●	We have never been profitable. We expect to incur losses for the foreseeable future, and we may never achieve or sustain profitability.
●	We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If adequate funds are not available to us, we may be required to delay, limit, reduce or cease our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have a limited operating history as a commercial organization, which may make it difficult to predict our future performance, and we expect to continue to face a number of factors that may cause operating results to fluctuate.

Risks Related to the Development and the Regulatory Review and
Approval of Our Products and Product Candidates

●	We cannot be certain whether Ocaliva will receive full approval for PBC in jurisdictions where it has previously received accelerated or conditional approval, or that Ocaliva will be approved for PBC in any jurisdictions beyond those in which it is currently approved. Furthermore, OCA may not be approved on an accelerated basis, or at all, for NASH or any other indication beyond PBC and we may not receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.
●	We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC and NASH, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.
●	Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.
●	Continuing threats from COVID-19, including additional waves of infections, could materially and adversely affect our clinical trials.
●	Failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials, including OCA, may not have favorable results in later clinical trials or receive or maintain regulatory approval.
●	Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require that our products be taken off the market or include new or additional safety warnings. Any such events may limit our existing and future product sales and materially and adversely affect our business, financial condition and results of operations.
●	We may not be able to obtain or, if approved, maintain orphan drug exclusivity for our approved products or product candidates, which could cause our revenues to suffer.

Risks Related to the Commercialization of Our Products

●	Sales of Ocaliva may be adversely affected by safety and labeling changes required by the FDA.
●	We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, could have a material adverse impact on our ability to commercialize such products.
●	Legislative and regulatory healthcare reform may adversely affect our business.
●	Ocaliva and our other future approved products, if any, may not achieve broad market acceptance among physicians, patients and healthcare payors, and revenues generated from their sales may be limited as a result.
●	If we fail to develop OCA for additional indications such as NASH, our commercial opportunity will be limited.

Risks Related to Our Business and Strategy

●	We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.
●	We face rapid technological change and competition from other biotechnology and pharmaceutical companies. Our operating results will suffer if we fail to compete effectively.
●	Our business and operations would suffer in the event of system failures, data breaches or violations of data protection laws.

Risks Related to Our Intellectual Property

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products such as Ocaliva and product candidates such as OCA for liver fibrosis due to NASH, others may compete against us more directly, which could harm our business, possibly materially.
●	If we do not obtain protection under the Hatch-Waxman Act in the United States (and similar legislation outside of the United States) extending the terms of our patents and/or providing data or other exclusivity for our products and product candidates, our business may be materially harmed.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

Risks Related to Our Indebtedness

●	Servicing our debt will require significant amounts of cash, and we may not have sufficient cash flow from our business to effectively service our debt.
●	We may incur substantially more debt or take other actions that would affect our ability to pay the principal of and interest on our debt.

Risks Related to Ownership of Our Common Stock

●	We have previously been, and are currently, subject to securities class action litigation and may be subject to similar or other litigation in the future. Such matters can be expensive, time-consuming and have a material adverse effect on our business, results of operations and financial condition.
●	Our stock price has been and may in the future be volatile, which could cause holders of our common stock to incur substantial losses.

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$92,946	$58,151
Restricted cash	7,433	7,503
Investment debt securities, available-for-sale	318,237	411,516
Accounts receivable, net of allowance for credit losses of $198 and $235, respectively	42,594	41,549
Prepaid expenses and other current assets	26,353	27,022
Total current assets	487,563	545,741
Fixed assets, net	5,487	6,326
Inventory	8,992	9,027
Security deposits	6,908	7,068
Other assets	11,161	12,327
Total assets	$520,111	$580,489
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$140,783	$171,039
Short-term interest payable	5,450	8,037
Total current liabilities	146,233	179,076
Long-term liabilities:
Long-term debt	568,114	560,582
Long-term other liabilities	5,762	7,684
Total liabilities	$720,109	$747,342
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock par value $0.001 per share; 90,000,000 shares authorized; 33,154,107 and 33,015,614 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	33	33
Additional paid-in capital	2,241,273	2,233,937
Accumulated other comprehensive loss, net	(2,538)	(2,477)
Accumulated deficit	(2,438,766)	(2,398,346)
Total stockholders’ deficit	(199,998)	(166,853)
Total liabilities and stockholders’ deficit	$520,111	$580,489

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020

Revenue:
Product revenue, net	$81,661	$72,652
Total revenue	81,661	72,652
Operating expenses:
Cost of sales	810	852
Selling, general and administrative	59,271	98,558
Research and development	50,766	56,687
Restructuring	161	—
Total operating expenses	111,008	156,097
Operating loss	(29,347)	(83,445)
Other income (expense):
Interest expense	(12,419)	(11,777)
Other income, net	1,346	2,239
Total other (expense), net	(11,073)	(9,538)
Net loss	$(40,420)	$(92,983)
Net loss per common and potential common share:
Basic and diluted	$(1.22)	$(2.86)
Weighted average common and potential common shares outstanding:
Basic and diluted	33,139	32,561

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020

Net loss	$(40,420)	$(92,983)
Other comprehensive loss:
Net changes related to available-for-sale investment debt securities:
Unrealized losses on investment debt securities	(344)	(2,163)
Reclassification adjustment for realized gains on investment debt securities included in other income, net	2	9
Net unrealized losses on investment debt securities	$(342)	$(2,154)
Foreign currency translation gains (losses)	281	(512)
Other comprehensive loss	$(61)	$(2,666)
Comprehensive loss	$(40,481)	$(95,649)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit)
Balance - December 31, 2020	33,016	$33	$2,233,937	$(2,477)	$(2,398,346)	$(166,853)
Stock-based compensation	—	—	8,419	—	—	8,419
Net proceeds from exercise of stock options	141	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(3)	—	(1,083)	—	—	(1,083)
Other comprehensive loss	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(40,420)	(40,420)
Balance - March 31, 2021	33,154	$33	$2,241,273	$(2,538)	$(2,438,766)	$(199,998)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity (Deficit)
Balance - December 31, 2019	32,853	33	2,176,133	(1,144)	(2,123,466)	51,556
Stock-based compensation	—	—	12,473	—	—	12,473
Net proceeds from exercise of stock options	88	—	(1,783)	—	—	(1,783)
Employee withholding taxes related to stock-based awards	(4)	$—	$(1,322)	$—	$—	$(1,322)
Other comprehensive loss	—	—	—	(2,660)	—	(2,660)
Net loss	—	—	—	—	(92,983)	(92,983)
Balance - March 31, 2020	32,937	$33	$2,185,501	$(3,804)	$(2,216,449)	$(34,719)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(40,420)	$(92,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,419	12,473
Amortization of premium on investment debt securities	1,220	536
Amortization of deferred financing costs	671	614
Depreciation	870	764
Non-cash operating lease cost	1,509	1,584
Accretion of debt discount	6,861	6,276
Provision for allowance of credit losses, net of write-offs	198	179
Changes in operating assets:
Accounts receivable	(1,408)	(6,549)
Prepaid expenses and other current assets	547	(7,122)
Inventory	86	(2,377)
Security deposits	95	50
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(29,286)	(7,899)
Operating lease liabilities	(1,425)	(1,690)
Interest payable	(2,587)	(2,587)
Net cash used in operating activities	(54,650)	(98,731)
Cash flows from investing activities:
Purchases of investment debt securities	(50,533)	(34,444)
Sales and maturities of investment debt securities	142,250	106,693
Purchases of equipment, leasehold improvements, and furniture and fixtures	(377)	(432)
Net cash provided by investing activities	91,340	71,817
Cash flows from financing activities:
Proceeds from exercise of options, net	—	569
Payments of employee withholding taxes related to stock-based awards	(1,083)	(1,322)
Net cash used in financing activities	(1,083)	(753)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(882)	(694)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,725	(28,361)
Cash, cash equivalents and restricted cash at beginning of period	65,654	74,780
Cash, cash equivalents and restricted cash at end of period	$100,379	$46,419
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$—	$1,006
Non-cash investing and financing activities
Net decrease in accrued fixed assets	$(348)	$—

Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$92,946	$41,408
Restricted cash	7,433	5,011
Total cash, cash equivalents and restricted cash	$100,379	$46,419

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

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

We are not presently aware of any events or circumstances arising from the coronavirus (“COVID-19”) pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities.

3.    Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 and its adoption did not have any material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

4.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$85,946	$—	$—	$—	$85,946
Commercial paper	2,000	—	—	—	2,000
U.S. treasuries	5,000	—	—	—	5,000
Total cash and cash equivalents	92,946	—	—	—	92,946
Investment debt securities:
Commercial paper	57,676	—	5	(6)	57,675
Corporate debt securities	260,444	—	195	(77)	260,562
Total investment debt securities	318,120	—	200	(83)	318,237
Total cash, cash equivalents and investment debt securities	$411,066	$—	$200	$(83)	$411,183

	As of December 31, 2020
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$58,151	$—	$—	$—	$58,151
Total cash and cash equivalents	58,151	—	—	—	58,151
Investment debt securities:
Commercial paper	55,460	—	6	(9)	55,457
Corporate debt securities	355,597	—	529	(67)	356,059
Total investment debt securities	411,057	—	535	(76)	411,516
Total cash, cash equivalents and investment debt securities	$469,208	$—	$535	$(76)	$469,667

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of March 31, 2021
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$23,184	$(6)	$—	$—	$23,184	$(6)
Corporate debt securities	131,758	(77)	—	—	131,758	(77)
Total	$154,942	$(83)	$—	$—	$154,942	$(83)

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$32,970	$(9)	$—	$—	$32,970	$(9)
Corporate debt securities	143,076	(67)	—	—	143,076	(67)
Total	$176,046	$(76)	$—	$—	$176,046	$(76)

At March 31, 2021, the Company had 61 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaled $1.3 million and $2.5 million at March 31, 2021 and December 31, 2020, respectively, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

	(in thousands)
March 31, 2021
Assets
Cash and cash equivalents:
Money market funds	$64,204	$64,204	$—	$—
Commercial paper	2,000	—	2,000	—
U.S. treasuries	5,000	5,000	—	—
Available-for-sale investment debt securities:
Commercial paper	57,675	—	57,675	—
Corporate debt securities	260,562	—	260,562	—
Total financial assets	$389,441	$69,204	$320,237	$—

December 31, 2020
Assets
Cash and cash equivalents:
Money market funds	$15,492	$15,492	$—	$—
Available-for-sale investment debt securities:
Commercial paper	55,457	—	55,457	—
Corporate debt securities	356,059	—	356,059	—
Total financial assets	$427,008	$15,492	$411,516	$—

See Note 10 for the carrying amount and estimated fair value of our 2.00% Convertible Senior Notes due 2026 and 3.25% Convertible Senior Notes due 2023.

The aggregate fair value of all available-for-sale investment debt securities (commercial paper and corporate debt securities), by contractual maturity, are as follows:

	Fair Value as of
	March 31, 2021	December 31, 2020

	(in thousands)
Due in one year or less	$285,229	$328,077
Due after one year through two years	33,008	83,439
Total investment debt securities	$318,237	$411,516

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

6.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	March 31, 2021	December 31, 2020

		(in thousands)
Office equipment and software	3	$5,369	$5,364
Leasehold improvements	Shorter of remaining lease term or useful life	13,269	13,237
Furniture and fixtures	7	4,608	4,602
Subtotal		23,246	23,203
Less: accumulated depreciation		(17,759)	(16,877)
Fixed assets, net		$5,487	$6,326

7.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	March 31, 2021	December 31, 2020

	(in thousands)
Work-in-process	$8,463	$8,394
Finished goods	529	633
Inventory	$8,992	$9,027

8. Leases

The Company leases various office spaces under non-cancelable operating leases with original lease periods expiring between the first quarter of 2022 and 2025. The Company also enters into leases for equipment. A number of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is typically at the sole discretion of the Company; therefore, all renewals to extend the lease terms are not included in the right-of-use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise.

Operating lease assets and liabilities are classified on the condensed consolidated balance sheets as follows:

Leases	Classification	March 31, 2021	December 31, 2020

Assets		(in thousands)
Operating lease assets	Other assets	$11,161	$12,327
Total leased assets		$11,161	$12,327

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$7,348	$7,248
Noncurrent
Operating lease liabilities	Long-term other liabilities	5,762	7,684
Total operating lease liabilities		$13,110	$14,932

Operating lease costs for the three-month periods ended March 31, 2021 and 2020, are as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2021	2020

		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$1,685	$1,739
Short-term lease cost	Selling, general and administrative expenses	639	421
Variable lease cost	Selling, general and administrative expenses	381	247
Sublease income	Other income, net	—	(120)
Net lease cost		$2,705	$2,287

The weighted-average remaining term of the Company’s operating leases was 2.7 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.1% as of March 31, 2021.

Cash payments included in the measurement of the Company’s operating lease liabilities reported in operating cash flows were $2.2 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2020, the Company obtained a ROU asset of $1.0 million in exchange for new operating lease obligations of $1.0 million.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of March 31, 2021 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2021 (remaining)	$5,877
2022	3,613
2023	2,149
2024	1,616
2025	1,032
Thereafter	—
Total lease payments	14,287
Less: Present value discount	(1,177)
Total operating lease liabilities	$13,110

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31, 2021	December 31, 2020

	(in thousands)
Accounts payable	$12,583	$24,594
Accrued employee compensation	15,629	27,154
Accrued contracted services	53,776	62,425
Accrued restructuring	652	2,504
Accrued rebates, discounts and other incentives	41,905	38,172
Operating lease liabilities	7,348	7,248
Other liabilities	8,890	8,942
Accounts payable, accrued expenses and other liabilities	$140,783	$171,039

The Company has $28.9 million and $27.4 million in rebates as of March 31, 2021 and December 31, 2020, respectively, included in Accrued rebates, discounts and other incentives, for a European jurisdiction in which final pricing is subject to ongoing negotiations with the government.

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

With respect to the 2017 claim, in June 2020, the Company received a payment of $9.4 million from Her Majesty’s Revenue and Customs (“HMRC”), the U.K.’s government tax authority. Given the claim review has not been finalized for the 2017 year, the $9.4 million credit received along with an additional $1.1 million due to foreign currency translation are recorded as a deferred liability within Accounts payable, accrued expenses, and other liabilities.

10.   Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	March 31, 2021	December 31, 2020

	(in thousands)
2023 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	230,000	230,000
Long-term debt, gross	690,000	690,000
Less: Unamortized debt discounts and fees	(121,886)	(129,418)
Long-term debt, net	$568,114	$560,582

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

The fair value of the 2026 Convertible Notes was approximately $146.8 million and $142.8 million at March 31, 2021 and December 31, 2020, respectively, and was determined using Level 2 inputs based on quoted market values.

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

The fair value of the 2023 Convertible Notes was approximately $380.7 million and $363.7 million at March 31, 2021 and December 31, 2020, respectively, and was determined using Level 2 inputs based on quoted market values.

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Contractual interest expense	$4,887	$4,887
Amortization of debt discount	6,861	6,276
Amortization of debt issuance costs	671	614
Total interest expense	$12,419	$11,777

Accrued interest on the Convertible Notes was approximately $5.5 million and $8.1 million as of March 31, 2021 and December 31, 2020, respectively. The Company recorded debt issuance costs of $19.0 million, which are being amortized using the effective interest method. As of March 31, 2021, and December 31, 2020, $10.0 million and $10.7 million, respectively, of debt issuance costs are recorded on the condensed consolidated balance sheets in Long-term debt. Cash payments for interest were $7.5 million and $7.5 million for the three months ended March 31, 2021 and 2020, respectively.

11.   Product Revenue, Net

The Company recognized net sales of Ocaliva of $81.7 million and $72.7 million for the three months ended March 31, 2021 and 2020, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Product revenue, net:
U.S.	$57,299	$50,779
ex-U.S.	24,362	21,873
Total product revenue, net	$81,661	$72,652

Credit Losses

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the three-month period ended March 31, 2021 (in thousands):

Balance at December 31, 2020	$235
Provision for credit losses	0
Write-offs	(37)
Balance at March 31, 2021	$198

12. Restructuring Expenses

On August 31, 2020, the Company adopted a plan to reduce its workforce in light of the previously announced receipt of a complete response letter from the U.S. Food and Drug Administration (the “FDA”) with respect to its New Drug Application for OCA for the treatment of liver fibrosis due to NASH (the “2020 Workforce Plan”). The 2020 Workforce Plan sought to streamline the Company’s operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support the Company’s successful PBC business. The 2020 Workforce Plan resulted in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and was substantially completed by the end of 2020 with expected completion by the end of 2021 upon payments of cash for charges incurred under the 2020 Workforce Plan. In the three months ended March 31, 2021 the Company recorded restructuring charges of $0.2 million, which were primarily related to severance costs and other related termination benefits incurred in conjunction with the 2020 Workforce Plan.

The following table reflects total expenses related to restructuring activities recognized within the Condensed Consolidated Statements of Operations as restructuring costs:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Employee compensation costs	$157	$—
Equity compensation costs	4	—
Total restructuring costs	$161	$—

As of March 31, 2021, the cumulative restructuring costs incurred under the 2020 Workforce Plan were $14.8 million. In the three months ended March 31, 2021, the Company recorded an immaterial amount in non-cash stock-based compensation expense in association with the acceleration of the vesting of certain options and restricted stock units (“RSUs”) held by terminated employees.

The following table displays a rollforward of the changes to the accrued balances as of March 31, 2021:

Severance and Related Costs
(in thousands)
Accrued balance at December 31, 2020	$2,504
Charges incurred	180
Cash payments made	(1,681)
Other reserve adjustments	(351)
Accrued balance at March 31, 2021	$652

13.   Stock Compensation

The Company’s 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of its initial public offering in October 2012. At the same time, the Company’s 2003 Stock Incentive Plan (“2003 Plan”) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

On January 1, 2021, the number of shares available for issuance under the 2012 Plan increased by 1,211,533 shares, as a result of the automatic increase provisions thereof.

The estimated fair value of the stock options granted in the three months ended March 31, 2021 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the three months ended March 31, 2021 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the three months ended March 31, 2021 was determined utilizing the Monte Carlo simulation method. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

The Company has in the past, and may in the future, grant performance-based awards with vesting terms based on the achievement of specified goals. To the extent such awards do not contain a market condition, the Company recognizes no expense until achievement of the performance requirement is deemed probable. There are no awards with performance conditions outstanding as of March 31, 2021.

The following table summarizes stock option activity during the three months ended March 31, 2021:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2020	2,199	$96.92	6.9	$146
Granted	836	$29.99	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(159)	$70.18	—	$—
Expired	(118)	$94.33	—	$—
Outstanding at March 31, 2021	2,758	$78.30	7.5	$118
Expected to vest	1,341	$53.33	9.1	$32
Exercisable	1,417	$101.93	6.0	$86

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2021, the total compensation cost related to non-vested option awards not yet recognized is approximately $37.9 million with a weighted average remaining vesting period of 1.63 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended March 31,
	2021	2020
Volatility	65.2 - 65.9%	61.9 - 87.1%
Expected term (in years)	6.0	6.0
Risk-free rate	0.4 - 0.7%	0.9 - 1.7%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, restricted stock award (“RSA”), PRSU and performance restricted share award (“PRSA”) activity during the three months ended March 31, 2021:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2020	799	$72.43
Granted	691	$31.66
Vested	(70)	$64.75
Forfeited	(182)	$69.06
Non-vested awards at March 31, 2021	1,238	$50.64

As of March 31, 2021, there is approximately $48.6 million of total unrecognized compensation expense related to unvested RSUs, RSAs, PRSUs and PRSAs, which is expected to be recognized over a weighted average vesting period of 1.76 years.

During the three months ended March 31, 2021, the Company granted a total of 163,600 PRSUs to certain of the Company’s executive officers (of which 23,900 were subsequently forfeited upon employee termination). The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $0.4 million of stock-based compensation related to such PRSUs granted during the three months ended March 31, 2021.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Selling, general and administrative	$6,389	$9,723
Research and development	2,026	2,750
Restructuring	4	—
Total stock-based compensation	$8,419	$12,473

14.   Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three-month periods ended March 31, 2021 and 2020, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three-month periods ended March 31, 2021 and 2020, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Shares issuable upon conversion of Convertible Notes	4,435	4,435
Options	2,730	2,446
Unvested restricted stock units	1,195	871
Total	8,360	7,752

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

Shareholder Litigation

On September 27, 2017, a purported shareholder class action, initially styled DeSmet v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Southern District of New York, naming the Company and certain of its officers as defendants. The Court appointed lead plaintiffs in the lawsuit on June 1, 2018, and the lead plaintiffs filed an amended complaint on July 31, 2018, captioned Hou Liu and Amy Fu v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiffs claim to be suing on behalf of anyone who purchased or otherwise acquired the Company’s common stock between June 9, 2016 and September 20, 2017. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during the period from June 9, 2016 to September 20, 2017, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding Ocaliva dosing, use and pharmacovigilance-related matters, as well as the Company’s operations, financial performance and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages. On September 14, 2018, the Company filed a motion to dismiss the amended complaint. On March 26, 2020, the Court granted the Company’s motion to dismiss the amended complaint in its entirety, and on March 27, 2020 the Court entered judgment in favor of the Company. On May 8, 2020, the plaintiffs filed a motion to set aside the judgment and grant leave to file a second amended complaint. On September 9, 2020, the Court denied the plaintiffs’ motion to set aside the judgment and grant leave to file a second amended complaint, finding that the proposed second amended complaint did not cure the deficiencies identified in the amended complaint. On October 9, 2020, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit and on January 25, 2021, the plaintiffs filed an appellate brief challenging the March 27, 2020 judgment, the September 9, 2020 judgment and other orders entered in this action. On April 23, 2021, the Company filed a brief in response in the Second Circuit appellate proceeding.

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

On November 5, 2020, a purported shareholder class action, initially styled Chauhan v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Eastern District of New York, naming the Company and certain of its officers as defendants. The lawsuit was transferred to the United States District Court for the Southern District of New York on January 4, 2021. The Court appointed lead plaintiff in the lawsuit on January 25, 2021, and the lead plaintiff filed a corrected amended complaint on March 15, 2021, captioned Richard Rice, as Trustee of the Richard E. and Melinda Rice Revocable Family Trust 5/9/90, and Christian Stankevitz v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiff claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between September 28, 2019 and October 7, 2020. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during the period from September 28, 2019 to October 7, 2020, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s New Drug Application for OCA for the treatment of liver fibrosis due to NASH and the use of Ocaliva in patients with PBC, as well as the Company’s operations, financial performance and prospects. The plaintiff seeks unspecified monetary damages on behalf of the putative class, and an award of costs and expenses, including attorney’s fees. On April 26, 2021, the Company filed a motion to dismiss the amended complaint.

Separately, on December 29, 2020, a follow-on derivative suit, styled Rabinovich v. Fundarò, et al., was filed in the United States District Court for the Southern District of New York by shareholder Delfin Rabinovich based on substantially the same allegations as those set forth in the securities case immediately above. This lawsuit was subsequently transferred to the United States District Court for the District of Delaware on January 28, 2021. On February 1, 2021, a second follow-on derivative suit, styled Fung v. Fundarò, et al., was filed in the United States District Court for the District of Delaware based on the substantially same allegations as those set forth in the securities case immediately above and the Rabinovich derivative action. On March 1, 2021, these follow-on derivative suits were consolidated in a single suit titled In re Intercept Pharmaceuticals, Inc. Derivative Litigation. On March 15, 2021, the District of Delaware entered an order staying the consolidated derivative litigation pending a decision on the motion to dismiss in the related securities case.

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

Apotex Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Apotex PIV Notice”) from Apotex Inc. (“Apotex”) indicating that Apotex has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the Company’s U.S. Patents Nos. 9,238,673 (the “‘673 Patent”), 10,047,117 (the “‘117 Patent”), 10,052,337 (the “‘337 Patent”), and 10,174,073 (the “‘073 Patent”, and collectively with the ‘673 Patent, ‘117 Patent and ‘337 Patent, the “Apotex Challenged Patents”), which are listed for Ocaliva in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The Apotex PIV Notice alleges that the Apotex Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Apotex’s ANDA. Apotex did not make a paragraph IV certification against the Company’s U.S. Patents Nos. 7,138,390 (the “‘390 Patent”), 8,058,267 (the “‘267 Patent”) or 8,377,916 the (“‘916 Patent”), which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Apotex in the United States District Court for the District of Delaware within 45 days of receipt of the Apotex PIV Notice. As a result, under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the FDA cannot grant final approval of Apotex’s ANDA before November 27, 2023 or a court decision in Apotex’s favor, whichever is earlier. Recently, the U.S. Patent and Trademark Office (the “USPTO”) awarded the Company two additional patents that were subsequently listed in the Orange Book for Ocaliva: U.S. Patents Nos. 10,751,349 (the “‘349 Patent”) and 10,758,549 (the “‘549

Patent”). In September and October 2020, the Company received additional paragraph IV certification notices from Apotex challenging the ‘349 Patent and the ‘549 Patent, respectively. The Company amended its complaint against Apotex in November 2020 to add infringement allegations for the ‘549 Patent. In January 2021, the Company received a further paragraph IV certification notice from Apotex challenging a reissue patent, U.S. Patent No. RE 48,286 (the “‘286 Patent”), as described below. The Company further amended its complaint against Apotex in March 2021 to add infringement allegations for the ‘286 Patent. In response to the Company’s allegations of infringement, Apotex has taken the position that the patents asserted against it are invalid and/or not infringed.

Lupin Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Lupin PIV Notice”) from Lupin Limited (“Lupin”) indicating that Lupin has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Lupin Challenged Patents”), which are listed for Ocaliva in the FDA’s Orange Book. The Lupin PIV Notice alleges that the Lupin Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Lupin’s ANDA. Lupin did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Lupin in the United States District Court for the District of Delaware within 45 days of receipt of the Lupin PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval of Lupin’s ANDA before November 27, 2023 or a court decision in Lupin’s favor, whichever is earlier. In September 2020, the Company received an additional paragraph IV certification notice from Lupin challenging the ‘349 Patent and the ‘549 Patent. In November 2020, the Company received an additional amended paragraph IV certification notice from Lupin challenging the ‘286 Patent. The Company amended its complaint against Lupin in November 2020 to add infringement allegations for the ‘549 Patent and to substitute the ‘286 Patent for the ‘390 Patent. In response to the Company’s allegations of infringement, Lupin has taken the position that the patents asserted against it are invalid and/or not infringed.

Amneal Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Amneal PIV Notice”) from Amneal Pharmaceuticals of New York, LLC, as U.S. agent for Amneal EU Limited (“Amneal”), indicating that Amneal has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Amneal Challenged Patents”), which are listed for Ocaliva in the FDA’s Orange Book. The Amneal PIV Notice alleges that the Amneal Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Amneal’s ANDA. Amneal did not make a paragraph IV certification against the ‘390 Patent, the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Amneal in the United States District Court for the District of Delaware within 45 days of receipt of the Amneal PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval of Amneal’s ANDA before November 27, 2023 or a court decision in Amneal’s favor, whichever is earlier. In October 2020, the Company received an additional paragraph IV certification notice from Amneal challenging the ‘349 Patent and the ‘549 Patent. The Company amended its complaint against Amneal in November 2020 to add infringement allegations for the ‘349 Patent and the ‘549 Patent. In response to the Company’s allegations of infringement, Amneal has taken the position that the patents asserted against it are invalid and/or not infringed.

Optimus Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “Optimus PIV Notice”) from Optimus Pharma Pvt Ltd (“Optimus”) indicating that Optimus has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “Optimus Challenged Patents”) which are listed for Ocaliva in the FDA’s Orange Book. The Optimus PIV Notice alleges that the Optimus Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in Optimus’s ANDA. Optimus did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against Optimus in the United States District Court for the District of Delaware within 45 days of receipt of the Optimus PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval of Optimus’s ANDA before November 27, 2023 or a court decision in Optimus’s favor, whichever is earlier. In October 2020, the Company received an additional paragraph IV certification notice from Optimus challenging the ‘349 Patent and the ‘549 Patent. The Company amended its complaint against Optimus in November 2020 to add infringement allegations for the ‘549 Patent and to substitute the ‘286 Patent for the ‘390 Patent. In response to the Company’s allegations of infringement, Optimus has taken the position that the patents asserted against it are invalid and/or not infringed.

MSN Abbreviated New Drug Application

In July 2020, the Company received a paragraph IV certification notice (the “MSN PIV Notice”) from MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (collectively, “MSN”) indicating that MSN has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent and the ‘073 Patent (collectively, the “MSN Challenged Patents”) which are listed for Ocaliva in the FDA’s Orange Book. The MSN PIV Notice alleges that the MSN Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in MSN’s ANDA. MSN did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against MSN in the United States District Court for the District of Delaware within 45 days of receipt of the MSN PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval of MSN’s ANDA before November 27, 2023 or a court decision in MSN’s favor, whichever is earlier. In November 2020, the Company received an additional paragraph IV certification notice from MSN challenging the ‘349 Patent, the ‘549 Patent, and the ‘286 Patent. The Company amended its complaint against MSN in December 2020 to add infringement allegations for the ‘549 Patent and to substitute the ‘286 Patent for the ‘390 Patent. In response to the Company’s allegations of infringement, MSN has taken the position that the patents asserted against it are invalid and/or not infringed.

DRL Abbreviated New Drug Application

In December 2020, the Company received a paragraph IV certification notice (the “DRL PIV Notice”) from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, “DRL”) indicating that DRL has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of the ‘286 Patent, the ‘390 Patent, the ‘673 Patent, the ‘117 Patent, the ‘337 Patent, the ‘073 Patent, the ‘349 Patent and the ‘549 Patent (collectively, the “DRL Challenged Patents”) which are listed for Ocaliva in the FDA’s Orange Book. The DRL PIV Notice alleges that the DRL Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in DRL’s ANDA. DRL did not make a paragraph IV certification against the ‘267 Patent or the ‘916 Patent, which are also listed for Ocaliva in the Orange Book. The Company initiated a patent infringement suit against DRL in the United States District Court for the District of Delaware within 45 days of receipt of the DRL PIV Notice. As a result, under the Hatch-Waxman Act, the FDA cannot grant final approval of DRL’s ANDA before November 27, 2023 or a court decision in DRL’s favor, whichever is earlier. In response to the Company’s allegations of infringement, DRL has taken the position that the patents asserted against it are invalid and/or not infringed.

In October 2020, the USPTO granted to the Company a reissue patent, ‘286 Patent. By operation of law, the ‘390 Patent was withdrawn and replaced by the ‘286 Patent, which contains composition of matter claims to OCA and has the same term as the ‘390 Patent. In February 2021, a patent term extension certificate was issued, which extends the term of the ‘286 Patent into 2027. The ‘286 Patent has been listed in the Orange Book.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our first marketed product, Ocaliva® (obeticholic acid or “OCA”), is a farnesoid X receptor (“FXR”) agonist approved in the United States, the United Kingdom, the European Union and several other jurisdictions for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In addition to commercializing OCA for PBC under the Ocaliva brand name, we are also currently developing OCA for additional indications, including nonalcoholic steatohepatitis (“NASH”). We are also developing several product candidates in various stages of clinical and preclinical development. We believe that OCA and our other product candidates have the potential to treat orphan and other more prevalent liver diseases such as NASH for which there are currently limited therapeutic options.

Ocaliva was approved for PBC by the U.S. Food and Drug Administration (“FDA”) in May 2016 under the accelerated approval pathway. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval, and Ocaliva is now available to U.S. patients primarily through a network of specialty pharmacy distributors. Ocaliva received conditional approval for PBC from the European Commission in December 2016 and we commenced our commercial launches across Europe (including the United Kingdom) in January 2017. We have submitted dossiers and obtained, or are otherwise pursuing, pricing reimbursement from a number of national authorities across Europe. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel, and Australia, and we continue to pursue marketing approval of Ocaliva for PBC in our other international target markets. Ocaliva has received orphan drug designation in both the United States and the European Union for the treatment of PBC. In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva in the U.S. and Europe.

Our lead development product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH that completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a New Drug Application (“NDA”) to the FDA seeking accelerated approval of OCA for liver fibrosis due to NASH. In November 2019, the FDA accepted our NDA for filing and granted a priority review designation of OCA for liver fibrosis due to NASH. In December 2019, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (the “EMA”) seeking conditional approval of OCA for liver fibrosis due to NASH. In January 2020, the EMA completed its technical validation of our MAA and thereby confirmed that all essential regulatory elements required for scientific assessment had been included in our MAA prior to the commencement of the formal review procedure. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. At that time, the FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety update from our ongoing studies.

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA in progressive non-viral liver diseases. We are currently conducting a Phase 3 clinical trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients randomized. We are evaluating the efficacy, safety and tolerability of OCA in combination with bezafibrate in patients with PBC in a Phase 2 study outside of the United States, and we have an open Investigational New Drug (“IND”) application with the FDA to prepare to expand such development into the United States, with the longer-term goal of developing and seeking regulatory approval for a fixed dose combination regimen in this indication and potentially may study this combination in other liver diseases. In addition, we have other compounds in early stages of research and development in our pipeline, including our INT-787 compound, an FXR agonist. We have been evaluating INT-787 in preclinical studies, and intend to initiate a first-in-human clinical trial in 2021.

Recent Developments

Ocaliva Label Update

The FDA has notified us that, in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk, focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. We have been working with the FDA to assess safety data and discuss potential safety labeling changes, and believe that an update to Ocaliva prescribing information will come in the form of a safety labeling change with respect to patients with PBC with decompensated cirrhosis and in a subset of patients with compensated cirrhosis.

OCA for Liver Fibrosis due to NASH

We have had multiple formal interactions with the FDA regarding our NASH development program. While we have made progress, significant work remains and alignment with the FDA is a key dependency for a potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH. We are preparing for a safety update from our ongoing studies and are generating and analyzing data that will be the subject of upcoming interactions with the FDA. We also continue to work collaboratively with the EMA on its assessment of our MAA, and have received a 6-month “clock stop” of the review of OCA for NASH fibrosis in the European Union to allow us to focus on executing on the feedback we have received.

COVID-19

In March 2020, we announced new initiatives intended to ensure business continuity and support our employees during the coronavirus (“COVID-19”) global pandemic, while continuing the critical activities necessary to bring our approved medicines to patients. With respect to our ongoing clinical trials, we are continuing to closely monitor the latest developments regarding the COVID-19 pandemic and together with our contract research organizations, study sites and other partners, have taken measures intended to minimize disruption to these studies. With respect to our supply chain, we are working with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate disruptions to our product supplies. To protect the health of our employees and their families and communities, and in accordance with guidance issued by the U.S. Centers for Disease Control and Prevention, the World Health

Organization and local authorities, our global workforce is largely working remotely and we are leveraging digital communication technologies where appropriate to facilitate interactions with patients, healthcare professionals and our other stakeholders, although we are preparing for a return of our workforce to our offices and for in-person interactions for our salesforce, as local regulations permit and taking into account the latest public health guidance on social distancing, sanitation, and other practices.

In addition, we are closely evaluating the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC. In the first quarter of 2021, we continued to see a lower level of prescriptions for new patients than we did prior to the start of the COVID-19 pandemic, although we are starting to see an increase as restrictions ease. Although new patient starts currently account for only a small percentage of total Ocaliva prescriptions, our future sales of Ocaliva could be negatively impacted if prescriptions for new patients do not return to levels seen prior to the start of the COVID-19 pandemic. The long-term effects of COVID-19 are unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in-person visits by pharmaceutical company representatives.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the pandemic, public health restrictions on travel and in-person interactions, business closures and disruptions, and the effectiveness of actions taken to contain and treat the disease. We cannot presently predict the duration, scope or severity of the potential effects of COVID-19 on our operations, including our clinical trials, regulatory submissions and reviews, supply chain or our ability to generate product sales from Ocaliva or, if approved, OCA for liver fibrosis due to NASH, and any such effects could have a material adverse impact on our business, results of operation and financial condition. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

Financial Overview

Revenue

We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European commercial launch in January 2017. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel, and Australia. We sell Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as our customers.

Product Revenue, Net

We recognize revenue upon delivery of Ocaliva to our customers. We provide the right of return to our customers for unopened product for a limited time before and after its expiration date.

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

We recognized net sales of Ocaliva of $81.7 million and $72.7 million for the three months ended March 31, 2021 and 2020, respectively.

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

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative expenses as a result of, among other initiatives, the commercialization of Ocaliva for PBC in the United States, the United Kingdom, the European Union and our other target markets. In addition, we have incurred significant selling, general and administrative expenses and may in the future incur similar expenses in connection with the preparation for the potential commercialization of OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, and any build-out of our general and administrative infrastructure in the United States and abroad.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Revenue:
Product revenue, net	$81,661	$72,652
Total revenue	81,661	72,652

Operating expenses:
Cost of sales	810	852
Selling, general and administrative	59,271	98,558
Research and development	50,766	56,687
Restructuring	161	—
Total operating expenses	111,008	156,097

Other income (expense):
Interest expense	(12,419)	(11,777)
Other income, net	1,346	2,239
Total other (expense), net	(11,073)	(9,538)
Net loss	$(40,420)	$(92,983)

Revenues

Product revenue, net was $81.7 million and $72.7 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, product revenue, net was comprised of U.S. Ocaliva net sales of $57.3 million and $50.8 million, respectively, and ex-U.S. Ocaliva net sales of $24.4 million and $21.9 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel, and Australia.

Cost of sales

Cost of sales was $0.8 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. Our cost of sales for the three months ended March 31, 2021 and 2020 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $59.3 million and $98.6 million for the three months ended March 31, 2021 and 2020, respectively. The $39.3 million net decrease between periods was primarily driven by decreases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $50.8 million and $56.7 million for the three months ended March 31, 2021 and 2020, respectively. The $5.9 million net decrease between periods was primarily driven by lower NASH  and Ocaliva API development costs.

Restructuring expenses

Restructuring expenses were $0.2 million and $0 for the three months ended March 31, 2021 and 2020 respectively. The increase between periods was driven primarily by severance costs and other related termination benefits incurred in conjunction with the 2020 Workforce Plan.

Interest expense

Interest expense was $12.4 million and $11.8 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, interest expense related to the $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”) that we issued in May 2019 and the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”) that we issued in July 2016.

Other income, net

Other income, net was $1.3 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the three months ended March 31, 2021 and 2020, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(54,650)	$(98,731)
Investing activities	91,340	71,817
Financing activities	(1,083)	(753)
Effect of exchange rate changes	(882)	(694)
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,725	$(28,361)

Operating Activities. Net cash used in operating activities of approximately $54.7 million during the three months ended March 31, 2021 was primarily a result of our $40.4 million net loss and a net decrease in operating assets and liabilities of $34.0 million, partially offset by $8.4 million in stock-based compensation, $4.4 million for accretion of the discount on the 2023 Convertible Notes, $2.5 million for accretion of the discount on the 2026 Convertible Notes, $1.5 million for non-cash operating lease costs and $0.9 million of depreciation.

Net cash used in operating activities of approximately $98.7 million during the three months ended March 31, 2020 was primarily a result of our $93.0 million net loss and a net decrease in operating assets and liabilities of $28.2 million, partially offset by $12.5 million in stock-based compensation, $4.0 million for accretion of the discount on the 2023 Convertible Notes, $2.3 million for accretion of the discount on the 2026 Convertible Notes $1.6 million for non-cash operating lease costs and $0.8 million of depreciation.

Investing Activities. For the three months ended March 31, 2021, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $142.3 million, partially offset by the purchase of investment debt securities of $50.5 million.

For the three months ended March 31, 2020, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $106.7 million, partially offset by the purchase of investment debt securities of $34.4 million.

Financing Activities. Net cash used in financing activities in the three months ended March 31, 2021 consisted of $1.1 million from payments of employee withholding taxes related to stock-based awards.

Net cash provided by financing activities in the three months ended March 31, 2020 consisted primarily of $1.3 million from payments of employee withholding taxes related to stock-based awards offset by $0.6 million of net proceeds from the exercise of options to purchase common stock.

Future Funding Requirements

As of March 31, 2021, we had $418.6 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2021. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period, inclusive of paying off or refinancing our Convertible Notes, including the 2023 Convertible Notes, which are scheduled to mature on July 1, 2023, unless earlier repurchased, redeemed or converted. Furthermore, in light of our receipt of the CRL from the FDA in June 2020 with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate, including in connection with the NISS relating to Ocaliva identified by the FDA in May 2020 and with respect to patients with PBC with decompensated cirrhosis and in a subset of patients with compensated cirrhosis;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of ongoing discussions with the FDA and the EMA regarding the feasibility of the COBALT and 401 trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;

●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the impact of Brexit; and

●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, in the past year global markets have experienced significant volatility in connection with concerns over the impact of COVID-19, and such concerns may in the future materially and adversely affect our ability to raise funds. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act, our Chief Executive Officer and Acting Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 should be carefully considered before deciding whether to invest in our securities. The risks and uncertainties described below and in our other filings are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks, or such unknown risks, occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In that case, the market price of our securities could decline, and you may lose all or part of your investment.

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

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. As such, there is significant uncertainty in the degree of market acceptance that Ocaliva will have for PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimates but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva for PBC will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. In the first quarter of 2021, we continued to see a lower level of prescriptions for new patients than we did prior to the start of the COVID-19 global pandemic and related public health safety measures, although we are starting to see an increase as restrictions ease. While the future impact of COVID-19, the governmental responses thereto and the resulting rate of prescriptions for new patients remains difficult to predict, we have seen some improvement in the most recent quarters compared with the second and third quarters of 2020. We continue to monitor the latest developments regarding the COVID-19 pandemic; if the rate of prescriptions for new patients declines in the future, we may see a reduction in net sales of Ocaliva, which could negatively affect our business, financial condition and results of operations. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva for PBC. Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including the completion of our Phase 4 COBALT trial, may materially and adversely impact the commercial results and potential of Ocaliva for PBC. We have been working with the FDA to assess safety data and discuss potential safety labeling changes, and believe that an update to Ocaliva prescribing information will come in the form of a safety labeling change with respect to patients with PBC with decompensated cirrhosis and in a subset of patients with compensated cirrhosis. Corresponding limitations on the use of Ocaliva in our potential patient population, or similar safety concerns, could reduce our sales. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $274.9 million, $344.7 million and $309.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under licensing and collaboration agreements. At March 31, 2021, we had $418.6 million in cash, cash equivalents, restricted cash and investment debt securities.

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

As of March 31, 2021, we had $418.6 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2021. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our receipt in June 2020 of a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate, including in connection with the NISS relating to Ocaliva identified by the FDA in May 2020 and with respect to patients with PBC with decompensated cirrhosis and in a subset of patients with compensated cirrhosis;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of ongoing discussions with the FDA and the EMA regarding the feasibility of the COBALT and 401 trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;

●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The commercialization of Ocaliva for PBC has been and will continue to be, and, if approved, the commercialization of OCA for liver fibrosis due to NASH will be, expensive and time-consuming, and we cannot be certain that we will be able to generate sufficient revenues from sales of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH in our target markets to offset such costs. Furthermore, our financial condition and operating results have varied significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate, including in connection with the NISS relating to Ocaliva identified by the FDA in May 2020 and with respect to patients with PBC with decompensated cirrhosis and in a subset of patients with compensated cirrhosis;

●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of ongoing discussions with the FDA and EMA regarding the feasibility of the COBALT and 401 trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;

●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel, and Australia, and we continue to pursue marketing approval of Ocaliva for PBC in our other international target markets. If obtained, continued approval of Ocaliva for PBC in such jurisdictions may be contingent upon the verification and description of clinical benefit in confirmatory trials. Any delay or failure in satisfying the post-marketing regulatory commitments and requirements to which we are or may become subject, including our COBALT trial, may jeopardize the continued approval of Ocaliva for PBC in the United States, European Union and other jurisdictions. In some markets where regulatory approval has been obtained for Ocaliva, discussions with national public health system authorities regarding reimbursement are ongoing.

In regard to our ongoing COBALT trial and 401 trial, changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis and in a subset of patients with compensated cirrhosis will influence modifications to our study design. In addition, while we remain blinded to safety and efficacy data in these trials, the Data Monitoring Committee (“DMC”) reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC as well as the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we continue to discuss with the FDA and the EMA proposed modifications to the COBALT trial as well as proposals with respect to the 401 trial. We have notified the FDA and the EMA of the DMC’s recommendation and are in ongoing discussions with the FDA on the matter and are seeking formal EU scientific advice with respect to potential alternative study designs. If we are unable to satisfactorily address the DMC’s recommendation with the FDA and/or the EMA and the COBALT trial cannot be completed in a timely manner, cannot be completed as designed or fails, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC. Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is not guaranteed. Even after the submission of a NDA, the FDA may decide not to accept the submission for filing and review or may determine that the submission does not support approval. For example, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Similarly, there are a number of factors that may result in delays in the EMA’s review process following the submission of a MAA. We have received a 6-month “clock stop” in the European Union of the review of OCA for NASH fibrosis to allow us to focus on executing on the feedback we have received from the EMA in its assessment of our MAA. Ultimately, the EMA may determine that our submission does not support approval on a conditional basis, or at all. The United Kingdom left the European Union on January 31, 2020, in what is often referred to as “Brexit,” and the end of the transition period was December 31, 2020. Thus, Brexit came into effect on January 1, 2021, at which time the existing centrally approved marketing authorization for Ocaliva was automatically converted into a UK marketing authorization by the UK medicines regulator, MHRA (the so-called “grandfathering” process). Over time, Brexit may result in material changes to the regulations applicable to us. Continuing threats from COVID-19, including additional waves of infections, could also affect the operations of the FDA, EMA and other health authorities, which could delay our clinical development efforts and the review and approval of our product candidates, including OCA for liver fibrosis due to NASH.

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

There can be no assurance that OCA will receive marketing approval on an accelerated or conditional basis, or at all, for PBC in jurisdictions where it has not yet been approved or for NASH in any jurisdiction, or that any of our other product candidates will receive marketing approval for any indication in any jurisdiction. We cannot predict whether our clinical trials and studies for our product candidates, including OCA for PBC, NASH or any other indication, will be successful, whether regulatory authorities will agree with our conclusions relating to the clinical trials and studies we conduct, or whether such regulatory authorities will require us to conduct additional clinical trials or studies. For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we filed a NDA in the United States and a MAA in Europe based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, the European Union, or any of our other target markets will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all. Our Phase 3 REGENERATE trial remains blinded after the interim analysis and is expected to continue to follow patients until the occurrence of a pre-specified number of adverse clinical outcomes, including progression to cirrhosis, for verification and description of clinical benefit.

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

In regard to our ongoing COBALT trial and 401 trial, changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis and in a subset of patients with compensated cirrhosis will influence modifications to our study design. In addition, while we remain blinded to safety and efficacy data in these trials, the DMC reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC and the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we continue to discuss with the FDA and the EMA proposed modifications to the COBALT trial as well as proposals with respect to the 401 trial. We have notified the FDA and the EMA of the DMC’s recommendation and are in ongoing discussions with the FDA on the matter and are seeking formal EU scientific advice with respect to potential alternative study designs. If we are unable to satisfactorily address the DMC’s recommendation with the FDA and/or the EMA and the COBALT trial cannot be completed in a timely manner, cannot be completed as designed or fails, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

Our marketing authorization in the European Union for Ocaliva for the treatment of PBC is not a full approval. Instead, it is conditional on the conduct of certain post-approval studies, including the COBALT trial. Our ability to maintain conditional marketing authorization of Ocaliva for PBC in the European Union is limited to specific circumstances and subject to several conditions and obligations that we may be unable to satisfy in whole or at all, including the completion of one or more clinical outcomes trials to confirm the clinical benefit of Ocaliva for PBC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (i) the benefit-risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data post-authorization, (iii) an unmet medical need will be fulfilled by the product and (iv) the benefit to patients of the product’s immediate availability outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including obligations relating to the timely and successful completion of ongoing or new studies and the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the benefit-risk balance remains positive, and only after an assessment of the need for additional or modified conditions. Although we have successfully renewed our conditional marketing authorization in the European Union in the past, there can be no assurance that we will be able to continue to do so in the future. Failure to renew our conditional marketing authorization would prevent us from continuing to market Ocaliva for PBC in Europe.

Our ongoing Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH incorporates an interim primary surrogate endpoint that may serve as the basis for accelerated approval in the United States and as the basis for a conditional approval in the European Union. Accelerated approval in the United States and conditional approval in the European Union for OCA for liver fibrosis due to NASH are subject to similar risks as discussed above in relation to OCA for PBC. In the primary efficacy analysis of the REGENERATE trial, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. Notwithstanding the results of the REGENERATE 18-month analysis, the CRL issued by the FDA in June 2020 indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. Furthermore, in November 2018, the EMA issued a draft position paper in which it presented its preliminary views with respect to various NASH clinical development matters, including with respect to potential surrogate endpoints, and requested comments thereon by August 2019. Although we did not reach agreement with the EMA on the definition and analysis of a surrogate endpoint prior to the readout of the 18-month analysis of the REGENERATE trial, we believe that the totality of the REGENERATE interim analysis data supports the MAA we filed with the EMA. However, the data that we have submitted to the EMA may not ultimately be found by the EMA to be sufficient for marketing approval on a conditional basis, or at all. In June 2019, the FDA issued new draft guidance on the development of drugs for the treatment of NASH patients with compensated cirrhosis. Although we believe that, if successful, our Phase 3 REVERSE trial will support a regulatory submission seeking accelerated approval of OCA for liver fibrosis due to NASH with compensated cirrhosis in the U.S., we do not know if achievement of the primary endpoint will ultimately be found sufficient by the FDA for approval on an accelerated basis, or at all.

While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we have filed a NDA in the United States and a MAA in Europe for approval of OCA for liver fibrosis due to NASH based on the results from the 18-month interim analysis of our Phase 3 REGENERATE trial, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, the European Union, or any of our other target markets will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all. There may be delays in the FDA and EMA review processes and the FDA and/or the EMA may also require that we continue our Phase 3 REGENERATE trial until completion to assess the potential benefits of OCA treatment on liver-related and other clinical outcomes. Our regulatory pathway for OCA for the treatment of NASH will depend upon our ongoing discussions with the FDA and the EMA. As a result, we may face difficulty in establishing an acceptable registration strategy with respect to our Phase 3 REGENERATE and REVERSE trials, as well as other trials we may conduct in other subpopulations of NASH patients.

Prior to any approval of OCA for liver fibrosis due to NASH or OCA for PBC in jurisdictions in which it is not currently approved or the approval of our other product candidates, the FDA, EMA or other applicable regulatory authorities may require additional preclinical studies and/or clinical trials, which may be expensive and time consuming to conduct and complete. Consequently, any such requirement that we conduct additional preclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we were to receive any such approval, any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of our approved products could impact our commercial success in our target markets including with respect to future revenues generated by Ocaliva.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of Ocaliva for PBC, our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. We are also conducting our CARE trial of OCA in pediatric patients with biliary atresia as a part of an EMA-approved PIP supporting the conditional approval of Ocaliva for PBC. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved or to maintain approvals in the U.S., Europe or the other jurisdictions in which our products are approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that could result in a change of trial design or timing. For example, we paused enrollment in our Phase 4 COBALT confirmatory outcomes trial evaluating Ocaliva for PBC and in our Phase 4 clinical trial of Ocaliva in patients with PBC who have moderate to severe hepatic impairment (Child-Pugh B and C) known as the 401 trial pending the results of discussions with the FDA and the EMA regarding proposals with respect to such trials. Any delays or difficulties completing such trials as a result of the pause in enrollment could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will be completed on schedule, if at all.

The commencement, enrollment and completion of our clinical trials and studies may be delayed, suspended or otherwise adversely affected for a variety of reasons, including:

●	our inability to obtain sufficient funds to complete or continue our clinical trials;
●	our inability to reach agreements on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which may be subject to extensive negotiation and may vary significantly among our various CROs and trial sites;
●	clinical holds, other regulatory objections to our commencing or continuing a clinical trial or our inability to obtain regulatory approval to commence clinical trials in countries that require such approvals;
●	our discussions with the FDA, EMA or other regulatory authorities prior to, or following, the initiation of our clinical trials, regarding, among other matters, the scope or design of our clinical trials, including trial endpoints, protocols and statistical analysis plans, and any modifications thereto;
●	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;
●	any delay in receiving results from, or failure to achieve the necessary results in, our clinical trials;
●	our inability to obtain approval from institutional review boards or independent ethics committees to conduct our clinical trials at their respective sites;
●	any DMC recommendation that our clinical trials be modified, suspended or terminated due to safety, lack of efficacy or other reasons;
●	severe or unexpected drug-related adverse events experienced by patients or any determination that a clinical trial presents unacceptable health risks;
●	any breach of the terms of any relevant agreement by us, our current or future collaborators that have responsibility for the clinical development of any of our product candidates or investigators conducting clinical trials on our product candidates;
●	our inability to timely manufacture, or obtain from our contract manufacturers, sufficient quantities of our product candidate required for our clinical trials; and
●	any difficulty recruiting, enrolling or retaining patients in our clinical trials based on, among other factors, the enrollment criteria for our clinical trials, the rarity of the disease, the characteristics of the population being studied, the risks of the procedures that may be required as part of the clinical trials, such as a liver biopsy, the availability of our products to patients generally following the approval of such products or competition from other clinical trial programs recruiting patients for the same indications as our product candidates.

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

Continuing threats from COVID-19, including additional waves of infections, could materially and adversely affect our clinical trials.

COVID-19 is a global pandemic, affecting the U.S., Europe, and other countries in which we are engaged in, or plan to engage in, clinical development activities. We continue to closely monitor the latest developments regarding the COVID-19 pandemic and, together with our contract research organizations, study sites and other partners, have taken measures intended to minimize disruptions and protect and retain patients enrolled in our clinical trials, including, where appropriate, the use of telemedicine, home care visits, direct delivery of investigational product and other measures. Notwithstanding our efforts, some of the sites participating in our clinical trials have been affected by site closings or reduced capacity, particularly in regions that are experiencing heightened impact from COVID-19. While we continue to monitor the latest developments regarding the COVID-19 pandemic closely, if there was a meaningful negative impact on the data capture or data quality of any of our clinical trials, such trials may not be successful or we could be required to repeat, extend the duration of, increase the size of, or otherwise modify such trials, which could prevent or significantly delay the potential commercialization of our product candidates and require greater expenditures. We cannot at this time predict with certainty the scope of the impact of COVID-19 on our ability to execute our clinical trials. The extent to which COVID-19 may impact our clinical trials will depend on future developments, which are highly uncertain, such as the continued geographic spread of the disease, the duration of the pandemic, public health restrictions on travel and in-person interactions, business closures and disruptions, and the effectiveness of actions taken to contain and treat the disease. As a result, our clinical trials may not be successful or we may experience issues due to COVID-19 that could severely impact our clinical trials, including:

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

Although Ocaliva for PBC has received accelerated approval in the United States and conditional approval in the European Union, its full approval depends on the completion in a timely manner, and results of, post-marketing clinical trials, including our Phase 4 COBALT trial. We cannot assure you that these trials will be completed in a timely manner or that the results of such trials will support the full approval of Ocaliva in the United States, the European Union or any of our other target markets where Ocaliva has not received full approval.

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

In February 2019, we announced topline results from the 18-month analysis of our pivotal Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. Notwithstanding the results of the REGENERATE 18-month analysis, the CRL issued by the FDA in June 2020 indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we filed a NDA in the United States and a MAA in Europe for approval of OCA for liver fibrosis due to NASH based on the results from the 18-month analysis of our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH, we do not know if one pivotal clinical trial will be sufficient for marketing approval or if regulatory authorities in the United States, the European Union, or any of our other target markets will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all. Additionally, interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. Our Phase 3 REGENERATE trial remains ongoing through clinical outcomes for verification and description of clinical benefit of OCA for liver fibrosis due to NASH.

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

The FDA has notified us that, in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk, focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. We have been working with the FDA to assess safety data and discuss potential safety labeling changes, and believe that an update to Ocaliva prescribing information will come in the form of a safety labeling change with respect to patients with PBC with decompensated cirrhosis and in a subset of patients with compensated cirrhosis. These communications are ongoing and any safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business including future revenue generated by Ocaliva.

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

Additional or unforeseen side effects relating to OCA or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. With the approval of Ocaliva for PBC in the United States, the European Union, and certain of our other target markets, OCA is currently used in an environment that is less rigorously controlled than in clinical studies. If new side effects are found, if known side effects are shown to be more severe than previously observed or if OCA is shown to have other unexpected characteristics, we may need to abandon our development of OCA for PBC, NASH and other potential indications. Furthermore, our commercial sales of Ocaliva for PBC may be materially and adversely affected.

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

We do not manufacture the pharmaceutical products that we sell or the product candidates that we are developing. We rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished product for our commercial sales and for our existing and anticipated clinical trials and preclinical studies. Any inability by our contract manufacturers to continue to provide services to us for any reason, including due to COVID-19 and related public health safety measures and business closures and disruptions, could disrupt the supply chain for our pharmaceutical products and product candidates and materially and adversely affect our commercialization efforts and clinical development program, and we may be unable to identify, qualify and engage replacement suppliers on terms that are favorable to us on a timely basis, if at all. The extent to which COVID-19 impacts the operations of our third-party contract manufactures will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the geographic spread of the disease, the duration of the pandemic, public health safety measures and the effectiveness of the actions taken to contain and treat the disease.

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

Any of these factors could disrupt the supply of our product candidates or approved products, cause us to incur higher costs, delay the approval of our product candidates or prevent or disrupt the commercialization of our approved products. Furthermore, if any of our product candidates, including OCA for liver fibrosis due to NASH, are approved and our contract manufacturers fail to deliver the required commercial quantities of API or finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for such product candidate following its approval and could lose potential revenue. It may take several years to establish an alternative long-term source of supply and to have any such new source approved by the regulatory authorities that regulate our products in the United States, the European Union and our other target markets.

We depend on third-party vendors and CROs for certain of our clinical trial and product development activities. If any of these providers fail to comply with their contractual commitments or applicable regulatory obligations, including due to COVID-19 and related public health safety measures and business closures and disruptions, our business could be materially and adversely affected. In addition, if we are unable to maintain our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could materially and adversely affect our clinical trial and product development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that such a provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. Any third-party vendors and CROs that we retain are subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. The FDA, EMA and other relevant regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If these regulations are not adhered to by these providers, or if such providers fail to timely correct any non-compliance or if COVID-19 or related public health safety measures prevent the FDA, EMA or other relevant regulatory authorities from conducting inspections or other regulatory activities, the commercialization and development of our product candidates or approved products could be delayed, which could materially and adversely harm our business and financial condition.

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

The FDA has notified us that, in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk, focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. We have been working with the FDA to assess safety data and discuss potential safety labeling changes, and believe that an update to Ocaliva prescribing information will come in the form of a safety labeling change with respect to patients with PBC with decompensated cirrhosis and in a subset of patients with compensated cirrhosis. These communications are ongoing and any safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business including future revenue generated by Ocaliva.

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

Reimbursement in the European Union and many other territories must be negotiated on a country-by-country basis and in many countries a product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain. Even after a price is negotiated, countries frequently request or require adjustments to the price and other concessions over time or require approvals regionally. Reimbursement agencies (payors) in Europe are often more conservative than those in the United States and the reimbursement process is often slower since reimbursement decisions are made on a country-by-country basis and may involve multiple government agencies in a given country. Prices for drugs in Europe are generally lower than in the United States and tend to decrease over time.

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of Ocaliva and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes proposed or considered by the executive branch and the United States Congress. For example, in December 2020, the Centers for Medicare & Medicaid Services finalized a rule that makes changes to the Medicaid Drug Rebate Program in several areas, including with respect to the treatment of value-based purchasing arrangements and the price reporting treatment of manufacturer-sponsored patient benefit programs. In November 2020, the Department of Health and Human Services finalized a rule that eliminates the safe harbor shielding certain Medicare Part D rebates from the Anti-Kickback Statute and in December 2020 finalized a rule that ties certain Medicare Part B drug prices to those paid by other countries; both rules are being challenged in litigation and implementation of the rules has been postponed. We cannot predict when the rules will be implemented, if at all, or the impact other healthcare reforms may have on our business. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. In addition, it is possible that additional governmental action is taken to address pricing concerns arising in connection with COVID-19. We cannot predict the success or impact of any such current or future federal or state legislative efforts.

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

In addition, we are closely evaluating the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC. In the first quarter of 2021, we continued to see a lower level of prescriptions for new patients than we did prior to the start of the COVID-19 global pandemic, although we are starting to see an increase as restrictions ease. Although new patient starts currently account for only a small percentage of total Ocaliva prescriptions, our future sales of Ocaliva could be negatively impacted if prescriptions for new patients do not return to levels seen prior to the start of the COVID-19 pandemic. The long-term effects of COVID-19 are unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in-person visits by pharmaceutical company representatives.

The degree of market acceptance of our approved products depends on a number of factors, including:

●	limitations, warnings, precautions, boxed warnings, contraindications, restrictions or other statements contained in the product labels of our products, or any risk mitigation programs such as a REMS required for our products by the FDA, EMA or other relevant regulatory authorities;
●	changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for any of our products, such as UDCA for the treatment of PBC;
●	limitations in the approved indications for our products;
●	demonstrated and perceived clinical safety and efficacy compared to competitive products;
●	a lack of adverse side effects, including deaths and other serious adverse events;
●	sales, marketing and distribution support;
●	the availability of reimbursement from managed care plans and other third-party payors;
●	the timing of the market introduction of competitive products;
●	the degree of cost-effectiveness;
●	availability of alternative therapies at similar or lower cost, including generic and over-the-counter products;
●	the extent to which our products are approved for inclusion on formularies of hospitals and managed care organizations;
●	whether and to what extent our products are recommended under physician treatment guidelines for the treatment of the indications for which we have received regulatory approval;
●	adverse publicity concerning our products or favorable publicity concerning competitive products;
●	the convenience and ease of administration of our products;
●	potential product liability claims; and
●	the effects of COVID-19 and related public health safety measures and business closures and disruptions.

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

Recruiting and training a commercial organization is expensive and time-consuming and could delay any product launch. We can provide no assurance that we will correctly forecast the needs for growth of our commercial organization given our reliance on approvals from regulatory authorities for our product candidates. If the commercial launch of a product for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. For example, we expanded our commercial organization in anticipation of a potential U.S. commercial launch of OCA for liver fibrosis due to NASH. However, in June 2020, we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. Accordingly, our previously anticipated U.S. commercial launch of OCA for liver fibrosis due to NASH has been postponed, we do not expect to generate revenues for this indication until it has been approved, and we may incur significantly greater costs than previously anticipated in connection with the development of OCA for liver fibrosis due to NASH. In August 2020, we adopted the 2020 Workforce Plan to reduce our workforce in light of the receipt of the CRL from the FDA. The 2020 Workforce Plan sought to streamline our operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support our successful PBC business. The 2020 Workforce Plan resulted in a workforce reduction of approximately 25%, or approximately 170 employees, and largely affected the commercial infrastructure we had developed in anticipation of a potential U.S. commercial launch of OCA for liver fibrosis due to NASH. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and was substantially completed by the end of 2020.

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

In addition, the effects of COVID-19 and related public health safety measures and business closures and disruptions may negatively impact our and our third-party collaborators’ productivity, limit the conduct of business operations and impair our and our third-party collaborators’ ability to execute our sales, marketing and distribution strategy.

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

In addition, the federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of drugs, including us, for which payment is available under certain federal healthcare programs annually to report information related to payments and other transfers of value to physicians and teaching hospitals, and physician ownership and investment interests. Beginning in 2021, the federal reporting requirements also apply to payments and transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives.

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

The effects of COVID-19 and related public health safety measures and business closures and disruptions may negatively impact our and our third-party service providers’ productivity, limit the conduct of business operations and impair our and our third-party service providers’ ability to conduct operations.

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

Some of the pharmaceutical and biotechnology companies that we may compete with include 89bio, Inc., AbbVie Inc., Acorda Therapeutics, Inc., Affimune Limited, Akero Therapeutics, Inc., Albireo Pharma, Inc., Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., AstraZeneca plc, Blade Therapeutics, Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Can-Fite BioPharma Ltd., Cirius Therapeutics, Inc., Corcept Therapeutics Incorporated, CymaBay Therapeutics, Inc., Dr. Falk Pharma GmbH, Durect Corporation, Eli Lilly and Company, Enanta Pharmaceuticals, Inc., Forma Therapeutics, Inc. Galectin Therapeutics Inc., Galecto Biotech AB, Galmed Pharmaceuticals Ltd., Genfit SA, Genkyotex, Gilead Sciences, Inc., GlaxoSmithKline plc, GRI Bio, Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Immuron Limited, Inventiva, Ionis Pharmaceuticals, Inc., Lipocine Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Mirum Pharmaceuticals, Nash Pharmaceuticals Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics B.V., Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Oramed Pharmaceuticals Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences Inc., Second Genome, Inc., Sinew Pharma Inc., Terns Pharmaceuticals, Inc., Theratechnologies, Inc., Viking Therapeutics, Inc., Yaqrit International Ltd and Zydus Pharmaceuticals (USA) Inc. Although we have a license to develop and commercialize bezafibrate in the United States, bezafibrate has been studied in multiple clinical trials for the treatment of liver diseases including PBC and NASH outside of the United States. Genfit’s elafibranor and CymaBay’s seladelpar are in late-stage studies for treatment of PBC. Novo Nordisk’s semaglutide, Madrigal’s resmetirom, and Inventiva’s lanifibranor are currently in late-stage development for treatment of NASH.

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

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization and third-party distributors, depending on the jurisdiction. Our variety of international operations and business relationships subject us to additional risks that may materially and adversely affect our business and ability to attain or sustain profitability, including:

●	the enhanced anti-bribery and anti-corruption regimes now implemented in most European countries and elsewhere, including the UK Bribery Act and the escalation of investigations and prosecutions pursuant to such laws;

●	compliance with complex import and export control laws;
●	restrictions on direct investments by foreign entities and country-specific trade restrictions;
●	differing regulatory requirements for medicine approvals and access to medicines across our various international markets and as a result the potential inability to obtain any necessary foreign regulatory, pricing or reimbursement approvals for our products in a timely manner, or at all;
●	variances in payment terms and uncertainty regarding the collectability of accounts receivable from our counterparties in our international business;
●	difficulties in staffing and managing international operations;
●	the potential for reduced protection for our intellectual property rights;
●	the potential for third-party patent rights in countries outside of the United States;
●	cross border trade of medicines by third parties within the European single market (for example the impact of parallel trade within the European Economic Area);
●	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;
●	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including countries in Europe;
●	compliance with tax, employment, immigration and labor laws applicable to our employees working or traveling abroad;
●	compliance with data protection laws, including regimes relating to cross-border transfer mechanisms;
●	taxes in other countries;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other transactional risks incident to doing business in foreign countries;
●	potential for production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geo-political actions, including war and terrorism, global health emergencies, such as COVID-19, natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires, or social unrest; and
●	increasingly complex standards for complying with international laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

Since the United Kingdom referendum on European Union membership in June 2016, there has been some political and economic uncertainty, including in the regulatory framework applicable to the operations of biotechnology and pharmaceutical companies, and this uncertainty may persist now that the impact of Brexit is being realized. There may be disruption and uncertainties in the free movement of goods, services and people between the United Kingdom and the European Union, and at a more detailed level disruption to, and uncertainty regarding the application and interpretation of, national and international laws and regulations. There may also be unforeseen consequences and uncertainties in cross border trade in goods and services, immigration and employment, data protection and digital trade, state aid and fair competition. Over the last few years our international business has undertaken significant planning and operational readiness work for Brexit involving business functions such as supply chain, quality, finance/tax, regulatory, pharmacovigilance and legal. Brexit could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH and our other product candidates. Such consequences and uncertainties could make it more difficult and expensive for us to do business, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe. In addition, our ability to continue to conduct our international (ex-U.S.) operations out of the United Kingdom, where the headquarters for our international operations is located, may be materially and adversely affected. While we have undertaken a number of Brexit-related contingency planning initiatives, we cannot make any assurances regarding the extent to which our business may be adversely affected thereby.

In addition, we are subject to the anti-bribery and anticorruption laws of the United States (both those affecting domestic operations, and those affecting foreign operations, including the U.S. Foreign Corrupt Practices Act), as well as of foreign jurisdictions where we operate, including the UK Bribery Act. Generally, these laws prohibit paying or offering anything of value to a foreign government official for the purpose of obtaining or retaining business but they can also have a much wider, extraterritorial scope, as is the case with the UK Bribery Act, and include requesting, receiving, or accepting anything of value with the intention of obtaining an improper advantage, as well as include commercial bribery (i.e., private sector rather than public sector bribery). U.S. and foreign regulators have increased their enforcement of anti-bribery and anticorruption laws in recent years, and failure to comply with these laws could result in various adverse consequences, including:

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our information security systems and those of our third party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information we collect or use in our business. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, personal information or other protected information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss or unauthorized disclosure of clinical trial data from completed, ongoing or planned clinical trials could prevent us from obtaining regulatory approval or delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and be subject to regulatory fines and penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the reliance on remote working technologies by our employees and third party partners due to COVID-19 and related public health safety measures and the prevalent use of mobile devices that access confidential and personal information increases the risk of data security breaches, which could lead to the loss of confidential information, personal information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, in order to continue to meet our obligations as a public company and to support our anticipated longer-term growth, we may need to increase our general and administrative capabilities. We have formed a number of subsidiaries in key markets outside of the United States. In addition to our U.S. offices, we have an office in London, which serves as the headquarters for our international (ex-U.S.) operations, and regional offices in a number of other countries, and we may further expand our geographical footprint in the future. Our management, personnel and systems may not be adequate to support this future growth. Furthermore, we may face a number of complexities, such as being subject to national collective bargaining agreements for employees, in some of the countries in which we operate.

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

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. While we intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva, we can offer no assurance as to when the lawsuits will be decided, or whether the lawsuits will be successful. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

In October 2020, the USPTO granted to the Company a reissue patent, the ‘286 Patent. By operation of law, our primary composition of matter patent protecting Ocaliva, the ‘390 Patent, was withdrawn and replaced by the ‘286 Patent, which contains composition of matter claims to OCA. The ‘286 Patent has been substituted in any litigation where the ‘390 Patent was asserted. The ‘286 Patent, like its predecessor the ‘390 Patent, was scheduled to expire in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, and pursuant to the Hatch-Waxman Act, we previously applied for an extension of the patent term for the ‘390 Patent in the U.S. seeking to extend the term of the ‘390 Patent into 2027. After the ‘286 Patent was issued, the application for extension of patent term was transferred to the ‘286 Patent. In February 2021, a patent term extension certificate was issued, which extends the term of the ‘286 Patent into 2027. Similarly, in connection with the conditional approval of Ocaliva for PBC in the European Union, we applied for supplementary patent certification (“SPC”) to extend the patent term for the European analogue of the ‘390 Patent (now the ‘286 Patent) in most of the European Union into 2027. To date, we have received grants of SPC in Austria, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Norway, Portugal, Spain and Sweden. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued patents for OCA are expected to expire between 2022 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid. The substitution in the U.S. of the ‘286 Patent for the ‘390 Patent has no effect on foreign patent rights.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to file patent infringement lawsuits or engage in other adversarial proceedings to stop another party from making, using, selling, offering for sale or importing the inventions claimed in any of our patents, that individual or company alleged to be infringing has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive, consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable or not infringed, and that we do not have the right to stop the other party from making, using, selling, offering for sale or importing the inventions. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. Such lawsuits may be expensive and divert our management’s time and attention. In addition, to the extent such lawsuits are not successful, and a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Genextra S.p.A. (“Genextra”) is one of our largest stockholders and owns a significant minority percentage of our outstanding common stock. Accordingly, Genextra exerts and will continue to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. This concentration of voting power makes it less likely that other holders of common stock will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other securityholders may desire.

Furthermore, the interests of Genextra may not always coincide with the interests of other securityholders, and Genextra may act in a manner that advances its best interests and not necessarily those of other securityholders, including seeking a premium value for its common stock, and might affect the market price of our common stock and the Convertible Notes. Our board of directors, which consists of twelve directors, including one associated with Genextra, has the power to set the number of directors on our board from time to time.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $17.96 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, the factors that may result in wide fluctuations in the price of our common stock include any:

●	delay, failure or receipt of regulatory approval for our product candidates, including OCA for liver fibrosis due to NASH;
●	delay, failure or receipt of additional marketing authorizations for Ocaliva or our product candidates, including OCA for liver fibrosis due to NASH, in our target markets;
●	failure to successfully commercialize our approved products in the United States, the European Union and our other target markets, or our inability to maintain regulatory approval for Ocaliva or our other approved products in such markets;

●	clinical trial failure, including any such failure resulting from issues, delays or difficulties in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our clinical trials, such as our NASH and PBC trials;
●	the effects of COVID-19 and related public health safety measures and business closures and disruptions;
●	inability to obtain additional funding;
●	delay in filing an investigational new drug application, NDA, MAA or comparable submission for any of our product candidates, and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;
●	potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates;
●	inability to obtain adequate product supply of Ocaliva, OCA for liver fibrosis due to NASH or any of our other product candidates or the inability to do so at acceptable prices;
●	results of clinical trials of our competitors’ products and product candidates;
●	regulatory or advisory committee actions or recommendations with respect to our products or product candidates, including Ocaliva or OCA for liver fibrosis due to NASH, or our competitors’ products or product candidates;
●	changes in laws or regulations applicable to our products or product candidates;
●	failure to meet or exceed financial projections or guidance we may provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	competition from existing products or new products that may emerge;
●	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key management or scientific personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional financing efforts;
●	disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;

●	sales of our common stock by us, our insiders or our other stockholders;
●	failure to adopt appropriate information security systems, including any systems that may be required to support our growing and changing business requirements, or prevent system failures, data breaches or violations of data protection laws;
●	market conditions for biopharmaceutical stocks in general; and
●	general economic, industry, market and political conditions.

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

We have significant net operating loss carryforwards (“NOLs”) for U.S. Federal, state and foreign income tax purposes. The enactment of the Tax Cuts and Jobs Act enacted in 2017 (the “TCJA”) modified the ability of companies to utilize U.S. Federal NOLs arising in tax years beginning on or after January 1, 2018, by providing that such NOLs may be carried-forward indefinitely and used to offset up to 80 percent of taxable income in any given future year. Existing NOLs that arose in tax years beginning prior to January 1, 2018, were not affected by the TCJA and are generally eligible to be carried-forward for up to 20 years and used to fully offset taxable income in future years. If not utilized, our pre-2018 NOLs will expire for U.S. Federal income tax purposes between 2024 and 2037. In addition, the Biden administration is proposing changes to the Internal Revenue Code. It is not yet clear what effect such tax legislation would have on our NOLs, financial condition, and results of operations. We also have certain state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, cyber liability, products liability and directors’ and officers’ insurance. We do not know, however, if our current levels of coverage are adequate or if we will be able to obtain insurance with adequate levels of coverage in the future, if at all. Any significant uninsured liability, including significant uninsured liabilities resulting from COVID-19 or related public health safety measures or business closures and disruptions, may require us to pay substantial amounts, which could materially and adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price, among other factors, may result in us being required to pay substantially higher premiums for our directors’ and officers’ insurance, and may make it difficult for us to obtain adequate coverage on reasonable terms, if at all.

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

In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Global Select Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees in connection with COVID-19 and related public health safety measures, our business and results of operations would likely be materially and adversely affected.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, such as the TCJA, the accounting for stock options and other stock-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings in different jurisdictions, the outcome of audits or other examinations by the U.S. Internal Revenue Service and tax regulators in other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets and changes to our ownership or capital structure. The Biden administration is proposing changes to the Internal Revenue Code that could include material increases to corporate tax rates. It is not yet clear what effect such tax legislation would have on our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended March 31, 2021.

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

January 1, 2021 through January 31, 2021	939	$24.70	—	—
February 1, 2021 through February 28, 2021	467	$30.63	—	—
March 1, 2021 through March 31, 2021	357	$21.66	—	—
Total	1,763	$25.66	—	—
(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1#	Employment Agreement, effective January 4, 2021, between the Registrant and Bryan Ball

10.2#	Employment Agreement, effective February 9, 2021, between the Registrant and Lisa DeFrancesco

10.3#	Employment Agreement, effective February 15, 2021, between the Registrant and Linda Richardson

10.4#

Service Agreement, effective October 7, 2016, between the Registrant and Lisa Bright (previously filed, and incorporated by reference from Exhibit 10.11 to Form 10-K filed on March 1, 2017, File Number 001-35668)

10.5#	Settlement Agreement, effective September 3, 2020, between the Registrant and Lisa Bright

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2021 (unaudited) and December 31, 2020 (audited), (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three-month periods ended March 31, 2021 and 2020 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2021 and 2020 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INTERCEPT PHARMACEUTICALS, INC.

Date: May 6, 2021	By:	/s/ Jerome Durso
Jerome Durso
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Rocco Venezia
Rocco Venezia
Chief Accounting Officer; Acting Chief Financial Officer and Treasurer
(Principal Financial Officer)