Form 10-Q
period 2021-06-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2021-07-29
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2021 was 33,201,181.

Intercept Pharmaceuticals, Inc.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020 (Audited)	8

	Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2021 and 2020 (Unaudited)	9

	Condensed Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2021 and 2020 (Unaudited)	10

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and six-month periods ended June 30, 2021 and 2020 (Unaudited)	11

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2021 and 2020 (Unaudited)	13

	Notes to Condensed Consolidated Financial Statements (Unaudited)	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 6.	Exhibits	95

Exhibit Index		96

Signatures		97

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate, including in connection with our update to Ocaliva prescribing information announced in May 2021 contraindicating Ocaliva for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of interactions with regulators (e.g., the FDA and the European Medicines Agency ("EMA")) regarding our clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities, including joint research based on our current partnership agreements;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission.

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

SUMMARY RISK FACTORS

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks and uncertainties discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 before deciding whether to invest in our securities. The following is a list of some of these risks:

Risks Related to Our Financial Position and Need for Additional Capital

●	We are currently dependent on the successful commercialization of Ocaliva for PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially and adversely affected and the price of our common stock may decline.
●	We have never been profitable. We expect to incur losses for the foreseeable future, and we may never achieve or sustain profitability.
●	We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If adequate funds are not available to us, we may be required to delay, limit, reduce or cease our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Development and the Regulatory Review and
Approval of Our Products and Product Candidates

●	We cannot be certain whether Ocaliva will receive full approval for PBC in jurisdictions where it has previously received accelerated or conditional approval, or that Ocaliva will be approved for PBC in any jurisdictions beyond those in which it is currently approved. Furthermore, OCA may not be approved on an accelerated basis, or at all, for NASH or any other indication beyond PBC and we may not receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.
●	We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC and NASH, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.
●	Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.
●	Continuing threats from COVID-19, including additional waves of infections, could materially and adversely affect our clinical trials.
●	Failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials, including OCA, may not have favorable results in later clinical trials or receive or maintain regulatory approval.
●	Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require that our products be taken off the market or include new or additional safety warnings. Any such events may limit our existing and future product sales and materially and adversely affect our business, financial condition and results of operations.
●	We may not be able to obtain or, if approved, maintain orphan drug exclusivity for our approved products or product candidates, which could cause our revenues to suffer.

Risks Related to the Commercialization of Our Products

●	Sales of Ocaliva may be adversely affected by safety and labeling changes required by the FDA.

●	We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, could have a material adverse impact on our ability to commercialize such products.
●	Legislative and regulatory healthcare reform may adversely affect our business.
●	Ocaliva and our other future approved products, if any, may not achieve broad market acceptance among physicians, patients and healthcare payors, and revenues generated from their sales may be limited as a result.
●	If we fail to develop OCA for additional indications such as NASH, our commercial opportunity will be limited.

Risks Related to Our Business and Strategy

●	We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.
●	We face rapid technological change and competition from other biotechnology and pharmaceutical companies. Our operating results will suffer if we fail to compete effectively.
●	Our business and operations would suffer in the event of system failures, malicious intrusion, security breaches, ransomware, cyber-attacks, data breaches or violations of data protection laws.

Risks Related to Our Intellectual Property

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products such as Ocaliva and product candidates such as OCA for liver fibrosis due to NASH, others may compete against us more directly, which could harm our business, possibly materially.
●	If we do not obtain protection under the Hatch-Waxman Act in the United States (and similar legislation outside of the United States) extending the terms of our patents and/or providing data or other exclusivity for our products and product candidates, our business may be materially harmed.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

Risks Related to Our Indebtedness

●	Servicing our debt will require significant amounts of cash, and we may not have sufficient cash flow from our business to effectively service our debt.
●	We may incur substantially more debt or take other actions that would affect our ability to pay the principal of and interest on our debt.

Risks Related to Ownership of Our Common Stock

●	We have previously been, and are currently, subject to securities class action litigation and may be subject to similar or other litigation in the future. Such matters can be expensive, time-consuming and have a material adverse effect on our business, results of operations and financial condition.
●	Our stock price has been and may in the future be volatile, which could cause holders of our common stock to incur substantial losses.

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$145,620	$58,151
Restricted cash	8,057	7,503
Investment debt securities, available-for-sale	268,803	411,516
Accounts receivable, net of allowance for credit losses of $279 and $235, respectively	45,250	41,549
Prepaid expenses and other current assets	25,375	27,022
Total current assets	493,105	545,741
Fixed assets, net	4,610	6,326
Inventory	9,004	9,027
Security deposits	6,683	7,068
Other assets	9,822	12,327
Total assets	$523,224	$580,489
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$137,244	$171,039
Short-term interest payable	8,037	8,037
Total current liabilities	145,281	179,076
Long-term liabilities:
Long-term debt	575,815	560,582
Long-term other liabilities	5,323	7,684
Total liabilities	$726,419	$747,342
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock par value $0.001 per share; 90,000,000 shares authorized; 33,201,181 and 33,015,614 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	33	33
Additional paid-in capital	2,249,497	2,233,937
Accumulated other comprehensive loss, net	(2,865)	(2,477)
Accumulated deficit	(2,449,860)	(2,398,346)
Total stockholders’ deficit	(203,195)	(166,853)
Total liabilities and stockholders’ deficit	$523,224	$580,489

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue:
Product revenue, net	$96,576	$77,249	$178,237	$149,901
Total revenue	96,576	77,249	178,237	149,901
Operating expenses:
Cost of sales	618	1,877	1,428	2,729
Selling, general and administrative	57,655	93,360	116,926	191,918
Research and development	37,792	34,042	88,558	90,729
Restructuring	(249)	—	(88)	—
Total operating expenses	95,816	129,279	206,824	285,376
Operating income (loss)	760	(52,030)	(28,587)	(135,475)
Other income (expense):
Interest expense	(12,589)	(11,933)	(25,008)	(23,710)
Other income, net	735	682	2,081	2,921
Total other (expense), net	(11,854)	(11,251)	(22,927)	(20,789)
Net loss	$(11,094)	$(63,281)	$(51,514)	$(156,264)
Net loss per common and potential common share:
Basic and diluted	$(0.33)	$(1.92)	$(1.55)	$(4.74)
Weighted average common and potential common shares outstanding:
Basic and diluted	33,179	32,960	33,159	32,941

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss	$(11,094)	$(63,281)	$(51,514)	$(156,264)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized (losses) gains on investment debt securities	(23)	3,123	(367)	960
Reclassification adjustment for realized gains on investment debt securities included in other income, net	—	44	2	53
Net unrealized (losses) gains on investment debt securities	$(23)	$3,167	$(365)	$1,013
Foreign currency translation losses	(304)	(488)	(23)	(1,000)
Other comprehensive (loss) income	$(327)	$2,679	$(388)	$13
Comprehensive loss	$(11,421)	$(60,602)	$(51,902)	$(156,251)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit)
Balance - March 31, 2021	33,154	$33	$2,241,273	$(2,538)	$(2,438,766)	$(199,998)
Stock-based compensation	—	—	8,448	—	—	8,448
Net proceeds from exercise of stock options	47	—	18	—	—	18
Employee withholding taxes related to stock-based awards	—	—	(242)	—	—	(242)
Other comprehensive loss	—	—	—	(327)	—	(327)
Net loss	—	—	—	—	(11,094)	(11,094)
Balance - June 30, 2021	33,201	$33	$2,249,497	$(2,865)	$(2,449,860)	$(203,195)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit)
Balance - December 31, 2020	33,016	$33	$2,233,937	$(2,477)	$(2,398,346)	$(166,853)
Stock-based compensation	—	—	16,867	—	—	16,867
Net proceeds from exercise of stock options	188	—	18	—	—	18
Employee withholding taxes related to stock-based awards	(3)	—	(1,325)	—	—	(1,325)
Other comprehensive loss	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(51,514)	(51,514)
Balance - June 30, 2021	33,201	$33	$2,249,497	$(2,865)	$(2,449,860)	$(203,195)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit)
Balance - March 31, 2020	32,937	$33	$2,185,501	$(3,804)	$(2,216,449)	$(34,719)
Stock-based compensation	—	—	16,083	—	—	16,083
Net proceeds from exercise of stock options	47	—	731	—	—	731
Employee withholding taxes related to stock-based awards	(3)	—	(289)	—	—	(289)
Other comprehensive income	—	—	—	2,679	—	2,679
Net loss	—	—	—	—	(63,281)	(63,281)
Balance - June 30, 2020	32,981	$33	$2,202,026	$(1,125)	$(2,279,730)	$(78,796)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity (Deficit)
Balance - December 31, 2019	32,853	$33	$2,176,133	$(1,144)	$(2,123,466)	$51,556
Stock-based compensation	—	—	28,556	—	—	28,556
Net proceeds from exercise of stock options	135	—	(1,052)	—	—	(1,052)
Employee withholding taxes related to stock-based awards	(7)	—	(1,611)	—	—	(1,611)
Other comprehensive income	—	—	—	19	—	19
Net loss	—	—	—	—	(156,264)	(156,264)
Balance - June 30, 2020	32,981	$33	$2,202,026	$(1,125)	$(2,279,730)	$(78,796)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(51,514)	$(156,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,867	28,556
Amortization of premium on investment debt securities	2,296	1,344
Amortization of deferred financing costs	1,356	1,242
Depreciation	1,749	1,572
Non-cash operating lease cost	2,921	3,175
Accretion of debt discount	13,877	12,693
Provision for allowance of credit losses, net of write-offs	44	208
Changes in operating assets:
Accounts receivable	(4,027)	(2,212)
Prepaid expenses and other current assets	1,590	(2,984)
Inventory	92	(750)
Security deposits	345	(247)
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(31,835)	3,686
Operating lease liabilities	(3,892)	(3,592)
Net cash used in operating activities	(50,131)	(113,573)
Cash flows from investing activities:
Purchases of investment debt securities	(87,407)	(187,188)
Sales and maturities of investment debt securities	227,459	285,727
Purchases of equipment, leasehold improvements, and furniture and fixtures	(397)	(658)
Net cash provided by investing activities	139,655	97,881
Cash flows from financing activities:
Proceeds from exercise of options, net	18	1,300
Payments of employee withholding taxes related to stock-based awards	(1,325)	(1,611)
Net cash used in financing activities	(1,307)	(311)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(194)	(1,840)
Net increase (decrease) in cash, cash equivalents and restricted cash	88,023	(17,843)
Cash, cash equivalents and restricted cash at beginning of period	65,654	74,780
Cash, cash equivalents and restricted cash at end of period	$153,677	$56,937
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$—	$1,006

Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$145,620	$50,778
Restricted cash	8,057	6,159
Total cash, cash equivalents and restricted cash	$153,677	$56,937

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

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

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

4.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$145,620	$—	$—	$—	$145,620
Total cash and cash equivalents	145,620	—	—	—	145,620
Investment debt securities:
Commercial paper	53,334	—	2	(2)	53,334
Corporate debt securities	215,375	—	125	(31)	215,469
Total investment debt securities	268,709	—	127	(33)	268,803
Total cash, cash equivalents and investment debt securities	$414,329	$—	$127	$(33)	$414,423

	As of December 31, 2020
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$58,151	$—	$—	$—	$58,151
Total cash and cash equivalents	58,151	—	—	—	58,151
Investment debt securities:
Commercial paper	55,460	—	6	(9)	55,457
Corporate debt securities	355,597	—	529	(67)	356,059
Total investment debt securities	411,057	—	535	(76)	411,516
Total cash, cash equivalents and investment debt securities	$469,208	$—	$535	$(76)	$469,667

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of June 30, 2021
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$17,338	$(2)	$—	$—	$17,338	$(2)
Corporate debt securities	119,980	(31)	—	—	119,980	(31)
Total	$137,318	$(33)	$—	$—	$137,318	$(33)

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$32,970	$(9)	$—	$—	$32,970	$(9)
Corporate debt securities	143,076	(67)	—	—	143,076	(67)
Total	$176,046	$(76)	$—	$—	$176,046	$(76)

At June 30, 2021, the Company had 53 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaled $1.5 million and $2.5 million at June 30, 2021 and December 31, 2020, respectively, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

	(in thousands)
June 30, 2021
Assets
Cash and cash equivalents:
Money market funds	$81,733	$81,733	$—	$—
Available-for-sale investment debt securities:
Commercial paper	53,334	—	53,334	—
Corporate debt securities	215,469	—	215,469	—
Total financial assets	$350,536	$81,733	$268,803	$—

December 31, 2020
Assets
Cash and cash equivalents:
Money market funds	$15,492	$15,492	$—	$—
Available-for-sale investment debt securities:
Commercial paper	55,457	—	55,457	—
Corporate debt securities	356,059	—	356,059	—
Total financial assets	$427,008	$15,492	$411,516	$—

See Note 10 for the carrying amount and estimated fair value of our 2.00% Convertible Senior Notes due 2026 and 3.25% Convertible Senior Notes due 2023.

The aggregate fair value of all available-for-sale investment debt securities (commercial paper and corporate debt securities), by contractual maturity, are as follows:

	Fair Value as of
	June 30, 2021	December 31, 2020

	(in thousands)
Due in one year or less	$252,425	$328,077
Due after one year through two years	16,378	83,439
Total investment debt securities	$268,803	$411,516

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

6.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	June 30, 2021	December 31, 2020

		(in thousands)
Office equipment and software	3	$5,390	$5,364
Leasehold improvements	Shorter of remaining lease term or useful life	13,250	13,237
Furniture and fixtures	7	4,610	4,602
Subtotal		23,250	23,203
Less: accumulated depreciation		(18,640)	(16,877)
Fixed assets, net		$4,610	$6,326

7.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)
Work-in-process	$8,400	$8,394
Finished goods	604	633
Inventory	$9,004	$9,027

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

Operating lease assets and liabilities are classified on the condensed consolidated balance sheets as follows:

Leases	Classification	June 30, 2021	December 31, 2020

Assets		(in thousands)
Operating lease assets	Other assets	$9,822	$12,327
Total leased assets		$9,822	$12,327

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$6,127	$7,248
Noncurrent
Operating lease liabilities	Long-term other liabilities	5,323	7,684
Total operating lease liabilities		$11,450	$14,932

Operating lease costs for the three and six-month periods ended June 30, 2021 and 2020, are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2021	2020	2021	2020

		(in thousands)		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$1,569	$1,730	$3,254	$3,469
Short-term lease cost	Selling, general and administrative expenses	515	1,542	1,154	1,963
Variable lease cost	Selling, general and administrative expenses	211	364	592	611
Sublease expense (income)	Other income, net	—	6	—	(114)
Net lease cost		$2,295	$3,642	$5,000	$5,929

The weighted-average remaining term of the Company’s operating leases was 2.6 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.2% as of June 30, 2021.

Cash payments included in the measurement of the Company’s operating lease liabilities reported in operating cash flows were $4.2 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2020, the Company obtained a ROU asset of $1.0 million in exchange for new operating lease obligations of $1.0 million.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of June 30, 2021 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2021 (remaining)	$4,045
2022	3,615
2023	2,150
2024	1,616
2025	1,033
Thereafter	—
Total lease payments	12,459
Less: Present value discount	(1,009)
Total operating lease liabilities	$11,450

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)
Accounts payable	$15,092	$24,594
Accrued employee compensation	20,407	27,154
Accrued contracted services	46,026	62,425
Accrued restructuring	—	2,504
Accrued rebates, discounts and other incentives	41,247	38,172
Operating lease liabilities	6,127	7,248
Other liabilities	8,345	8,942
Accounts payable, accrued expenses and other liabilities	$137,244	$171,039

The Company has $32.1 million and $27.4 million in rebates as of June 30, 2021 and December 31, 2020, respectively, included in Accrued rebates, discounts and other incentives, for a European jurisdiction in which final pricing is subject to ongoing negotiations with the government.

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

The Company has also started to recently benefit from the U.K. Research and Development Expenditure Scheme, or the RDEC scheme, under which it can obtain a tax credit of 12% of eligible research and development expenses incurred by the Company in the U.K. The RDEC scheme is more restrictive than the SME scheme, and generally applies where qualifying R&D expenditure is not eligible for relief under the SME scheme.

The Company has submitted claims seeking to obtain tax credits for qualifying R&D expenses incurred in the 2015, 2016, 2017, and 2018 calendar years. As described further in Note 12, the 2017 SME claim was finalized during the quarter ended June 30, 2021, and therefore the $9.4 million payment received in June 2020, which was previously deferred, was released into income as a reduction to research & development expenses.

With respect to the 2018 RDEC claim, in June 2021, the Company received a payment of $4.2 million from Her Majesty’s Revenue and Customs (“HMRC”), the U.K.’s government tax authority. Given the claim review has not been finalized for the 2018 year, the $4.2 million credit received is recorded as a deferred liability within Accounts payable, accrued expenses, and other liabilities.

10.   Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)
2023 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	230,000	230,000
Long-term debt, gross	690,000	690,000
Less: Unamortized debt discounts and fees	(114,185)	(129,418)
Long-term debt, net	$575,815	$560,582

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

The fair value of the 2026 Convertible Notes was approximately $158.1 million and $142.8 million at June 30, 2021 and December 31, 2020, respectively, and was determined using Level 2 inputs based on quoted market values.

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

The fair value of the 2023 Convertible Notes was approximately $415.8 million and $363.7 million at June 30, 2021 and December 31, 2020, respectively, and was determined using Level 2 inputs based on quoted market values.

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Contractual interest expense	$4,888	$4,888	$9,775	$9,775
Amortization of debt discount	7,016	6,417	13,877	12,693
Amortization of debt issuance costs	685	628	1,356	1,242
Total interest expense	$12,589	$11,933	$25,008	$23,710

Accrued interest on the Convertible Notes was approximately $8.1 million and $8.1 million as of June 30, 2021 and December 31, 2020, respectively. The Company recorded debt issuance costs of $19.0 million, which are being amortized using the effective interest method. As of June 30, 2021, and December 31, 2020, $9.3 million and $10.7 million, respectively, of debt issuance costs are recorded on the condensed consolidated balance sheets in Long-term debt. Cash payments for interest were $9.8 million and $9.8 million for the six months ended June 30, 2021 and 2020, respectively.

11.   Product Revenue, Net

The Company recognized net sales of Ocaliva of $96.6 million and $77.2 million for the three months ended June 30, 2021 and 2020, respectively and $178.2 million and $149.9 million for the six months ended June 30, 2021 and 2020, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Product revenue, net:
U.S.	$68,178	$59,629	$125,477	$110,408
ex-U.S.	28,398	17,620	52,760	39,493
Total product revenue, net	$96,576	$77,249	$178,237	$149,901

Credit Losses

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the six-month period ended June 30, 2021 (in thousands):

Balance at December 31, 2020	$235
Provision for credit losses	82
Write-offs	(38)
Balance at June 30, 2021	$279

12. Research and Development Tax Credit

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

The Company submitted a claim seeking to obtain tax credits for qualifying R&D expenses incurred in the year ended December 31, 2017. In June 2020, the Company received a payment of $9.4 million from HMRC.

Given the finalization and approval of the claim for 2017, the Company recorded the U.K. research and development tax credit payments received of $10.7 million (including $1.3 million due to foreign currency translation) as a reduction of research and development expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2021. In the three and six months ended June 30, 2020, the Company recorded U.K. research and development tax credits of $22.0 million as a reduction of research and development expense.

13. Restructuring Expenses

On August 31, 2020, the Company adopted a plan to reduce its workforce in light of the previously announced receipt of a complete response letter from the U.S. Food and Drug Administration (the “FDA”) with respect to its New Drug Application for OCA for the treatment of liver fibrosis due to NASH (the “2020 Workforce Plan”). The 2020 Workforce Plan sought to streamline the Company’s operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support the Company’s successful PBC business. The 2020 Workforce Plan resulted in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and was fully completed by the end of the second quarter in 2021 upon payments of cash for charges incurred under the 2020 Workforce Plan. In the three and six months ended June 30, 2021 the Company recorded restructuring benefits of $0.2 million and $0.1 million, respectively, which were primarily related to a reversal of unclaimed other related termination benefits recognized in conjunction with the 2020 Workforce Plan.

The following table reflects total (benefits)/expenses related to restructuring activities recognized within the condensed consolidated statements of operations as restructuring costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Employee compensation costs	$(249)	$—	$(92)	$—
Equity compensation costs	—	—	4	—
Total restructuring costs	$(249)	$—	$(88)	$—

As of June 30, 2021, the cumulative restructuring costs incurred under the 2020 Workforce Plan were $14.5 million. In the three and six months ended June 30, 2021, the Company recorded an immaterial amount in non-cash stock-based compensation expense, in association with the acceleration of the vesting of certain options and restricted stock units (“RSUs”) held by terminated employees.

The following table displays a rollforward of the changes to the accrued balances as of June 30, 2021:

Severance and Related Costs
(in thousands)
Accrued balance at December 31, 2020	$2,504
Charges incurred	180
Cash payments made	(2,104)
Other reserve adjustments	(580)
Accrued balance at June 30, 2021	$—

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

The estimated fair value of the stock options granted in the six months ended June 30, 2021 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the six months ended June 30, 2021 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the six months ended June 30, 2021 was determined utilizing the Monte Carlo simulation method. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

The Company has in the past, and may in the future, grant performance-based awards with vesting terms based on the achievement of specified goals. To the extent such awards do not contain a market condition, the Company recognizes no expense until achievement of the performance requirement is deemed probable. There are no awards with performance conditions outstanding as of June 30, 2021.

The following table summarizes stock option activity during the six months ended June 30, 2021:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2020	2,199	$96.92	6.9	$146
Granted	1,197	$26.85	—	$—
Exercised	(2)	$8.67	—	$—
Cancelled/forfeited	(313)	$61.87	—	$—
Expired	(291)	$103.39	—	$—
Outstanding at June 30, 2021	2,790	$70.18	7.6	$439
Expected to vest	1,452	$43.43	9.3	$439
Exercisable	1,337	$99.24	5.8	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2021, the total compensation cost related to non-vested option awards not yet recognized is approximately $33.5 million with a weighted average remaining vesting period of 1.57 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

Six Months Ended June 30,
	2021	2020
Volatility	65.2 - 67.7%	61.9 - 87.1%
Expected term (in years)	5.5 - 6.0	5.5 - 6.0
Risk-free rate	0.4 - 0.9%	0.3 - 1.7%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, restricted stock award (“RSA”), PRSU and performance restricted share award (“PRSA”) activity during the six months ended June 30, 2021:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2020	799	$72.43
Granted	940	$28.27
Vested	(125)	$60.92
Forfeited	(309)	$63.66
Non-vested awards at June 30, 2021	1,305	$44.06

As of June 30, 2021, there is approximately $44.6 million of total unrecognized compensation expense related to unvested RSUs, RSAs, PRSUs and PRSAs, which is expected to be recognized over a weighted average vesting period of 1.65 years.

During the six months ended June 30, 2021, the Company granted a total of 176,794 PRSUs to certain of the Company’s executive officers (of which 34,000 were subsequently forfeited upon employee termination). The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”)

over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $0.4 million and $0.9 million of stock-based compensation related to such PRSUs granted during the three and six months ended June 30, 2021.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Selling, general and administrative	$7,300	$12,249	$13,689	$21,972
Research and development	1,148	3,834	3,174	6,584
Restructuring	—	—	4	—
Total stock-based compensation	$8,448	$16,083	$16,867	$28,556

15.   Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and six-month periods ended June 30, 2021 and 2020, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three and six-month periods ended June 30, 2021 and 2020, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Shares issuable upon conversion of Convertible Notes	4,435	4,435	4,435	4,435
Options	2,729	2,422	2,727	2,492
Unvested restricted stock units	1,211	849	1,220	893
Total	8,375	7,706	8,382	7,820

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

Shareholder Litigation

On September 27, 2017, a purported shareholder class action, initially styled DeSmet v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Southern District of New York, naming the Company and certain of its officers as defendants. The Court appointed lead plaintiffs in the lawsuit on June 1, 2018, and the lead plaintiffs filed an amended complaint on July 31, 2018, captioned Hou Liu and Amy Fu v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiffs claim to be suing on behalf of anyone who purchased or otherwise acquired the Company’s common stock between June 9, 2016 and September 20, 2017. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during the period from June 9, 2016 to September 20, 2017, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding Ocaliva dosing, use and pharmacovigilance-related matters, as well as the Company’s operations, financial performance and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages. On September 14, 2018, the Company filed a motion to dismiss the amended complaint. On March 26, 2020, the Court granted the Company’s motion to dismiss the amended complaint in its entirety, and on March 27, 2020 the Court entered judgment in favor of the Company. On May 8, 2020, the plaintiffs filed a motion to set aside the judgment and grant leave to file a second amended complaint. On September 9, 2020, the Court denied the plaintiffs’ motion to set aside the judgment and grant leave to file a second amended complaint, finding that the proposed second amended complaint did not cure the deficiencies identified in the amended complaint. On October 9, 2020, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit and on January 25, 2021, the plaintiffs filed an appellate brief challenging the March 27, 2020 judgment, the September 9, 2020 judgment and other orders entered in this action. On April 23, 2021, the Company filed a brief in response in the Second Circuit appellate proceeding. On May 14, 2021, the plaintiffs filed a reply brief.

Separately, on December 1, 2017, a purported shareholder demand was made on the Company based on substantially the same allegations as those set forth in the securities case above. In addition, on January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski, et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as those set forth in the securities case above. The court has entered an order staying the derivative litigation pending the outcome of the related securities case.

On November 5, 2020, a purported shareholder class action, initially styled Chauhan v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Eastern District of New York, naming the Company and certain of its officers as defendants. The lawsuit was transferred to the United States District Court for the Southern District of New York on January 4, 2021. The Court appointed lead plaintiff in the lawsuit on January 25, 2021, and the lead plaintiff filed a corrected amended complaint on March 15, 2021, captioned Richard Rice, as Trustee of the Richard E. and Melinda Rice Revocable Family Trust 5/9/90, and Christian Stankevitz v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiff claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between September 28, 2019 and October 7, 2020. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during the period from September 28, 2019 to October 7, 2020, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s New Drug Application for OCA for the treatment of liver fibrosis due to NASH and the use of Ocaliva in patients with PBC, as well as the Company’s operations, financial performance and prospects. The plaintiff seeks unspecified monetary damages on behalf of the putative class, and an award of costs and expenses, including attorney’s fees. On April 26, 2021, the Company filed a motion to dismiss the amended complaint. On May 26, 2021, the plaintiff filed an opposition to the motion to dismiss, and on June 9, 2021, the Company filed a reply brief.

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

Trial against all of the generic challengers is scheduled for February 27, 2023.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our first marketed product, Ocaliva® (obeticholic acid or “OCA”), is a farnesoid X receptor (“FXR”) agonist approved in the United States, the United Kingdom, the European Union and several other jurisdictions for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In addition to commercializing OCA for PBC under the Ocaliva brand name, we are also currently developing OCA for additional indications, including nonalcoholic steatohepatitis (“NASH”). We are also developing product candidates in various stages of clinical and preclinical development. We believe that OCA and our other product candidates have the potential to treat orphan and other more prevalent liver diseases such as NASH for which there are currently limited therapeutic options.

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

Our lead development product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Interim analysis results at 18 months were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. OCA also achieved the primary endpoint in a Phase 2b clinical trial for the treatment of NASH that completed in late July 2014, known as the FLINT trial, which was sponsored by the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, a part of the National Institutes of Health. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted a New Drug Application (“NDA”) to the FDA seeking accelerated approval of OCA for liver fibrosis due to NASH. In November 2019, the FDA accepted our NDA for filing and granted a priority review designation of OCA for liver fibrosis due to NASH. In December 2019, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (the “EMA”) seeking conditional approval of OCA for liver fibrosis due to NASH. In January 2020, the EMA completed its technical validation of our MAA and thereby confirmed that all essential regulatory elements required for scientific assessment had been included in our MAA prior to the commencement of the formal review procedure. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. At that time, the FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety assessment from our ongoing studies.

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA in progressive non-viral liver diseases. We are currently conducting a Phase 3 clinical trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients randomized. We are evaluating the efficacy, safety and tolerability of OCA in combination with bezafibrate in patients with PBC in a Phase 2 study outside of the United States, and we have an open Investigational New Drug (“IND”) application with the FDA to prepare to expand such development into the United States, with the longer-term goal of developing and seeking regulatory approval for a fixed dose combination regimen in this indication and potentially may study this combination in other liver diseases. In addition, we have other compounds in early stages of research and development in our pipeline, including our INT-787 compound, an FXR agonist. We have been evaluating INT-787 in preclinical studies, and recently initiated a first-in-human clinical trial.

Recent Developments

Ocaliva Label Update

In 2020 the FDA notified us that, in the course of its routine safety surveillance, in May of that year it began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk, focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. In May 2021, the NISS process was concluded and we aligned with the FDA on updated Ocaliva prescribing information in the United States, and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction.

OCA for Liver Fibrosis due to NASH

We have had multiple formal interactions with the FDA regarding our NASH development program. While we have made progress, significant work remains and alignment with the FDA is a key dependency for a potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH. We are conducting a comprehensive safety assessment from our ongoing studies and are generating and analyzing biopsy data that will be the subject of upcoming interactions with the FDA, which will inform our decision-making with respect to a potential resubmission. We also continue to work collaboratively with the EMA on its assessment of our MAA, and have received a “clock stop” of the review of OCA for NASH fibrosis in the European Union to allow us to focus on executing on the feedback we have received. As with our NASH program in the United States, we expect that the safety and efficacy data we are generating and analyzing will inform our regulatory and decision-making process with respect to OCA for NASH in Europe.

Continued Development of Leadership Team

During the second quarter of 2021, the Company hired Mr. Andrew Saik as Chief Financial Officer and Dr. M. Michelle Berrey as President of Research & Development and Chief Medical Officer. Mr. Saik brings more than 20 years of biopharma experience to the Company, including as Chief Financial Officer of several public companies. Dr. Berrey was previously President and Chief Executive Officer of Chimerix, Inc., and Chief Medical Officer of Pharmasset, Inc., and holds medical doctor and master of public health degrees.

COVID-19

In March 2020, we announced new initiatives intended to ensure business continuity and support our employees during the coronavirus (“COVID-19”) global pandemic, while continuing the critical activities necessary to bring our approved medicines to patients. With respect to our ongoing clinical trials, we are continuing to closely monitor the latest developments regarding the COVID-19 pandemic and together with our contract research organizations, study sites and other partners, have taken measures intended to minimize disruption to these studies. With respect to our supply chain, we have been working with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate disruptions to our product supplies. To protect the health of our employees and their families and communities, and in accordance with guidance issued by the U.S. Centers for Disease Control and Prevention, the World Health Organization and local authorities, our global workforce has been largely working remotely and we have leveraged digital communication technologies where appropriate to facilitate interactions with patients, healthcare professionals and our other stakeholders. We are preparing for a return of our workforce to our offices in the coming months and continuing to return to in-person interactions for our salesforce, as local regulations permit and taking into account the latest public health guidance on social distancing, sanitation, and other practices, while maintaining some flexibility for our employees for remote work when appropriate.

In addition, we continue to closely evaluate the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC. The long-term effects of COVID-19 are unknown and we cannot presently predict the duration, scope or severity of the potential effects of COVID-19 on our operations, including our clinical trials, regulatory submissions and reviews, supply chain or our ability to generate product sales from Ocaliva or, if approved, OCA for liver fibrosis due to NASH, and any such effects could have a material adverse impact on our business, results of operation and financial condition. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

We recognized net sales of Ocaliva of $96.6 million and $77.2 million for the three months ended June 30, 2021 and 2020, respectively and $178.2 million and $149.9 million for the six months ended June 30, 2021 and 2020, respectively.

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

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative expenses as a result of, among other initiatives, the commercialization of Ocaliva for PBC in the United States, the United Kingdom, the European Union and our other target markets. In addition, we have incurred significant selling, general and administrative expenses and may in the future incur similar expenses in connection with the preparation for the potential commercialization of OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, and any maintenance of our general and administrative infrastructure in the United States and abroad.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020

	(in thousands)
Revenue:
Product revenue, net	$96,576	$77,249
Total revenue	96,576	77,249

Operating expenses:
Cost of sales	618	1,877
Selling, general and administrative	57,655	93,360
Research and development	37,792	34,042
Restructuring	(249)	—
Total operating expenses	95,816	129,279

Other income (expense):
Interest expense	(12,589)	(11,933)
Other income, net	735	682
Total other (expense), net	(11,854)	(11,251)
Net loss	$(11,094)	$(63,281)

Revenues

Product revenue, net was $96.6 million and $77.2 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, product revenue, net was comprised of U.S. Ocaliva net sales of $68.2 million and $59.6 million, respectively, and ex-U.S. Ocaliva net sales of $28.4 million and $17.6 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel, and Australia.

Cost of sales

Cost of sales was $0.6 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively. Our cost of sales for the three months ended June 30, 2021 and 2020 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $57.7 million and $93.4 million for the three months ended June 30, 2021 and 2020, respectively. The $35.7 million net decrease between periods was primarily driven by decreases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $37.8 million and $34.0 million for the three months ended June 30, 2021 and 2020, respectively. The $3.8 million net increase between periods was primarily driven by a $11.3 million reduction in recognition of UK R&D tax credits under the SME scheme in the three months ended June 30, 2021 offset by lower NASH development costs.

Restructuring expenses

Restructuring expenses were $(0.2) million and $0 for the three months ended June 30, 2021 and 2020 respectively. The decrease between periods was driven primarily by the reversal of unclaimed other related termination benefits recognized in conjunction with the 2020 Workforce Plan.

Interest expense

Interest expense was $12.6 million and $11.9 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, interest expense related to the $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”) that we issued in May 2019 and the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”) that we issued in July 2016.

Other income, net

Other income, net was $0.7 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the three months ended June 30, 2021 and 2020, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Revenue:
Product revenue, net	$178,237	$149,901
Total revenue	178,237	149,901

Operating expenses:
Cost of sales	1,428	2,729
Selling, general and administrative	116,926	191,918
Research and development	88,558	90,729
Restructuring	(88)	—
Total operating expenses	206,824	285,376

Other income (expense):
Interest expense	(25,008)	(23,710)
Other income, net	2,081	2,921
Total other (expense), net	(22,927)	(20,789)
Net loss	$(51,514)	$(156,264)

Revenues

Product revenue, net was $178.2 million and $149.9 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, product revenue, net was comprised of U.S. Ocaliva net sales of $125.5 million and $110.4 million, respectively, and ex-U.S. Ocaliva net sales of $52.7 million and $39.5 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel, and Australia.

Cost of sales

Cost of sales was $1.4 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. Our cost of sales for the six months ended June 30, 2021 and 2020 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $116.9 million and $191.9 million for the six months ended June 30, 2021 and 2020, respectively. The $75.0 million net decrease between periods was primarily driven by decreases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $88.6 million and $90.7 million for the six months ended June 30, 2021 and 2020, respectively. The $2.1 million net decrease between periods was primarily driven by lower NASH development costs, partially offset by a $11.3 million reduction in the recognition of UK R&D tax credits under the SME scheme in the six months ended June 30, 2021.

Restructuring expenses

Restructuring expenses were $(0.1) million and $0 for the six months ended June 30, 2021 and 2020 respectively. The decrease between periods was driven primarily by the reversal of unclaimed other related termination benefits recognized in conjunction with the 2020 Workforce Plan.

Interest expense

Interest expense was $25.0 million and $23.7 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, interest expense related to the $230.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”) that we issued in May 2019 and the $460.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2023 (the “2023 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”) that we issued in July 2016.

Other income, net

Other income, net was $2.1 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the six months ended June 30, 2021 and 2020, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(50,131)	$(113,573)
Investing activities	139,655	97,881
Financing activities	(1,307)	(311)
Effect of exchange rate changes	(194)	(1,840)
Net increase (decrease) in cash, cash equivalents and restricted cash	$88,023	$(17,843)

Operating Activities. Net cash used in operating activities of approximately $50.1 million during the six months ended June 30, 2021 was primarily a result of our $51.5 million net loss and a net decrease in operating assets and liabilities of $37.7 million, partially offset by $16.9 million in stock-based compensation, $8.8 million for accretion of the discount on the 2023 Convertible Notes, $5.1 million for accretion of the discount on the 2026 Convertible Notes, $2.9 million for non-cash operating lease costs and $1.7 million of depreciation. Cash flows for the six months ended June 30, 2021 include cash receipts of $4.2 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

Net cash used in operating activities of approximately $113.6 million during the six months ended June 30, 2020 was primarily a result of our $156.3 million net loss and a net decrease in operating assets and liabilities of $6.1 million, partially offset by $28.6 million in stock-based compensation, $8.1 million for accretion of the discount on the 2023 Convertible Notes, $4.6 million for accretion of the discount on the 2026 Convertible Notes $3.2 million for non-cash operating lease costs and $1.6 million of depreciation. Cash flows for the six months ended June 30, 2020 include cash receipts of $20.7 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

Investing Activities. For the six months ended June 30, 2021, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $227.5 million, partially offset by the purchase of investment debt securities of $87.4 million.

For the six months ended June 30, 2020, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $285.7 million, partially offset by the purchase of investment debt securities of $187.2 million.

Financing Activities. Net cash used in financing activities in the six months ended June 30, 2021 primarily consisted of $1.3 million from payments of employee withholding taxes related to stock-based awards.

Net cash used in financing activities in the six months ended June 30, 2020 consisted primarily of $1.6 million from payments of employee withholding taxes related to stock-based awards offset by $1.3 million of net proceeds from the exercise of options to purchase common stock.

Future Funding Requirements

As of June 30, 2021, we had $422.5 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2021. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period, inclusive of paying off or refinancing our Convertible Notes, including the 2023 Convertible Notes, which are scheduled to mature on July 1, 2023, unless earlier repurchased, redeemed or converted. Furthermore, in light of our receipt of the CRL from the FDA in June 2020 with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate, including in connection with our update to Ocaliva prescribing information announced in May 2021 contraindicating Ocaliva for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of interactions with regulators regarding our clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;

●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent system failures, data breaches or violations of data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities, including joint research based on our current partnership agreements;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. As such, there is significant uncertainty in the degree of market acceptance that Ocaliva will have for PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimates but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva for PBC will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva for PBC. Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including the completion of our Phase 4 COBALT trial, in its current design or as may be modified or any other study to assess the clinical benefit of Ocaliva in PBC, may materially and adversely impact the commercial results and potential of Ocaliva for PBC. In May 2021, we updated the Ocaliva prescribing information in the United States and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction. Corresponding limitations on the use of Ocaliva in our potential patient population, or similar safety concerns, could reduce our sales. See “—Risks Related to the Development and the

Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $274.9 million, $344.7 million and $309.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Although we earned a small operating profit of $760,000 in the three months ended June 30, 2021, our net earnings for the quarter were negative. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under licensing and collaboration agreements. At June 30, 2021, we had $422.5 million in cash, cash equivalents, restricted cash and investment debt securities.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the launch and commercialization of Ocaliva for PBC, preparation for a potential launch of OCA for liver fibrosis due to NASH and general and administrative operations, including the protection of our intellectual property.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to be significant as we, among other things, develop and seek regulatory approval for our product candidates, including OCA for liver fibrosis due to NASH, maintain our regulatory approvals and commercialize our approved products. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC, such as NASH, and to identify strategic business development opportunities to leverage our capabilities in rare diseases. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA and to developing our pipeline.

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

In addition, we have incurred and anticipate that we will continue to incur significant research and development, product sales, marketing, manufacturing and distribution expenses relating to the commercialization of Ocaliva for PBC. As part of our longer-term strategy, we anticipate that we will incur significant expenses in connection with our research and development efforts, the commercialization of our other products such as OCA for liver fibrosis due to NASH, if approved, and the maintenance of our general and administrative infrastructure in the United States and abroad. We may also engage in business development activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses.

As of June 30, 2021, we had $422.5 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2021. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our receipt in June 2020 of a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions or otherwise limit the sale of such product or product candidate, including in connection with our update to Ocaliva prescribing information announced in May 2021 contraindicating Ocaliva for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of interactions with regulators regarding our clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent system failures, data breaches or violations of data protection laws;

●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities, including joint research based on our current partnership agreements;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We commenced our commercial launch of Ocaliva for PBC in certain European countries in 2017 following the European Commission’s grant of conditional approval in December 2016. Our marketing authorization in the European Union was granted on the condition of the successful completion of the COBALT trial and our “401 trial” evaluating the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment, although we are in discussions with the EMA with respect to the future of our post-marketing commitments.

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

In regard to our ongoing COBALT trial, changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis (e.g., Child-Pugh Class B or C), a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension will influence modifications to our study design overall, and as a result of the change to the U.S. prescribing information we also have removed from the trial subjects in the United States who are now excluded from the scope of the label . We have also agreed with the FDA and the EMA to terminate our 401 trial, in light of the exclusion of patients with PBC with decompensated cirrhosis from the Ocaliva label in the U.S. While we remain blinded to safety and efficacy data in these trials, the Data Monitoring Committee (“DMC”) reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC as well as the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we continue to discuss with the FDA and the EMA proposed modifications to the COBALT trial. We have notified the FDA and the EMA of the DMC’s recommendation and are in ongoing discussions with the FDA on the matter and are seeking formal EMA scientific advice with respect to potential alternative study designs. If we are unable to satisfactorily address the DMC’s recommendation with the FDA and/or the EMA and the COBALT trial cannot be successfully completed, cannot be completed in a timely manner, cannot be completed as designed, or fails, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC. Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is not guaranteed. Even after the submission of a NDA, the FDA may decide not to accept the submission for filing and review or may determine that the submission does not support approval. For example, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Similarly, there are a number of factors that may result in delays in the EMA’s review process following the submission of a MAA. We have received a “clock stop” in the European Union of the review of OCA for NASH fibrosis to allow us to focus on executing on the feedback we have received from the EMA in its assessment of our MAA. Ultimately, the EMA may determine that our submission does not support approval on a conditional basis, or at all. The United Kingdom left the European Union on January 31, 2020, in what is often referred to as “Brexit,” and the end of the transition period was December 31, 2020. Thus, Brexit came into effect on January 1, 2021, at which time the existing centrally approved marketing authorization for Ocaliva was automatically converted into a UK marketing authorization by the UK medicines regulator, MHRA (the so-called “grandfathering” process). Over time, Brexit may result in material changes to the regulations applicable to us. Continuing threats from COVID-19, including additional waves of infections, could also affect the operations of the FDA, EMA and other health authorities, which could delay our clinical development efforts and the review and approval of our product candidates, including OCA for liver fibrosis due to NASH.

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

Furthermore, in regard to our ongoing COBALT trial, changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis (e.g., Child-Pugh Class B or C), a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension will influence modifications to our study design overall, and as a result of the change to the U.S. prescribing information we also have removed from the trial subjects in the United States who are now excluded from the scope of the label. In addition, while we remain blinded to safety and efficacy data in this trial, the DMC reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and reviewed unblinded safety and pharmacokinetic data. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC and the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we continue to discuss with the FDA and the EMA proposed modifications to the COBALT trial. We have notified the FDA and the EMA of the DMC’s recommendation and are in ongoing discussions with the FDA on the matter and are seeking formal EMA scientific advice with respect to potential alternative study designs. If we are unable to satisfactorily address the DMC’s recommendation with the FDA and/or the EMA and the COBALT trial cannot be successfully completed, cannot be completed in a timely manner, cannot be completed as designed, or fails, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

Our marketing authorization in the European Union for Ocaliva for the treatment of PBC is not a full approval. Instead, it is conditional on the conduct of certain post-approval studies, including the COBALT trial. Our ability to maintain conditional marketing authorization of Ocaliva for PBC in the European Union is limited to specific circumstances and subject to several conditions and obligations that we may be unable to satisfy in whole or at all, including the completion of one or more clinical outcomes trials to confirm the clinical benefit of Ocaliva for PBC. Conditional marketing authorizations based on interim clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (i) the benefit-risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data post-authorization, (iii) an unmet medical need will be fulfilled by the product and (iv) the benefit to patients of the product’s immediate availability outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including obligations relating to the timely and successful completion of ongoing or new studies and the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the benefit-risk balance remains positive, and after an assessment of the need for additional or modified conditions. Although we have successfully renewed our conditional marketing authorization in the European Union in the past, there can be no assurance that we will be able to continue to do so in the future. Failure to renew our conditional marketing authorization would prevent us from continuing to market Ocaliva for PBC in the European Union.

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

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 4 COBALT clinical outcomes confirmatory trial of Ocaliva for PBC, our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. We are also conducting our CARE trial of OCA in pediatric patients with biliary atresia as a part of an EMA-approved pediatric investigation plan (“PIP”) supporting the conditional approval of Ocaliva for PBC. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved or to maintain approvals in the U.S., Europe or the other jurisdictions in which our products are approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that could result in a change of trial design or timing. Any delays or difficulties in completing one of our clinical trials could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will be completed on schedule, if at all.

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

In 2020 the FDA notified us that, in the course of its routine safety surveillance, in May of that year it began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk, focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. In May 2021, the NISS process was concluded and we aligned with the FDA on updated Ocaliva prescribing information in the United States, and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction. This issue, and any other safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business including future revenue generated by Ocaliva.

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

We rely on our suppliers for the manufacture and commercial supply of API for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH. We are currently dependent upon a limited number of suppliers, with whom we have contractual arrangements, although we are working on developing further sources of supply. While we have procured supplies of API for the commercialization of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH that we believe will be sufficient to meet our requirements during the initial stages of a potential NASH launch, we may not be able to procure sufficient supplies of API on an ongoing basis. If these suppliers are unable to provide adequate supply, we may not be able to meet our long-term commercial supply requirements of API for the manufacture of Ocaliva or, if approved, OCA for liver fibrosis due to NASH or other indications on acceptable terms, or at all. We do not have agreements for long-term supplies of any of our product candidates other than OCA. We currently obtain supplies and services relating to our other product candidates from our third-party contract manufacturers on a purchase order basis.

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

In 2020 the FDA notified us that, in the course of its routine safety surveillance, in May of that year it began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk, focused on a subset of the cirrhotic, or more advanced, PBC patients who have taken Ocaliva. In May 2021, the NISS process was concluded and we aligned with the FDA on updated Ocaliva prescribing information in the United States, and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction. This issue, and any other safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business including future revenue generated by Ocaliva.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States. Among other things, the purpose of the ACA was to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases each year, on sales by branded pharmaceutical manufacturers. Since its enactment, there have been a number of judicial, executive and legislative challenges to the ACA, including tax legislation that removed the financial penalties for people who do not carry health insurance and an Executive Order signed in October 2017 by former President Trump directing federal agencies to modify how the ACA is implemented. There is still uncertainty over whether the ACA will undergo additional revisions, and we cannot predict the impact of any future modifications. Further, in December 2018, a federal district court in Texas ruled that the entire ACA was unconstitutional because it could not be considered an exercise of Congressional taxing authority following the repeal of the individual mandate penalties. In December 2019, a federal court of appeals upheld the district court's decision that the ACA individual mandate was unconstitutional absent financial penalties, but remanded the case back to the district court to determine whether the remaining provisions of the ACA were nonetheless valid. However, in March 2020, before the district court could rule on the ACA’s remaining provisions, the U.S. Supreme Court agreed to review the case. In June 2021, the Supreme Court reversed and vacated the appellate court’s decision, with instructions to dismiss the litigation, because the plaintiffs lacked standing to sue. We cannot predict any further litigation that may challenge the ACA or other healthcare laws.

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change their healthcare systems in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of Ocaliva and our other future approved products, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes proposed or considered by the executive branch and the United States Congress. For example, in December 2020, the Centers for Medicare & Medicaid Services (“CMS”) finalized a rule that makes changes to the Medicaid Drug Rebate Program in several areas, including with respect to the treatment of value-based purchasing arrangements and the price reporting treatment of manufacturer-sponsored patient savings programs. In May 2021, the Pharmaceutical Research and Manufacturers of America (“PhRMA”) sued CMS claiming that the change to the best price rule related to patient savings programs exceeded CMS’s authority, conflicts with the Medicaid Rebate statute, and should be declared invalid. We cannot predict the outcome of this litigation. In November 2020, the Department of Health and Human Services finalized a rule that eliminates the safe harbor shielding certain Medicare Part D rebates from the Anti-Kickback Statute and in December 2020 finalized a rule that ties certain Medicare Part B drug prices to those paid by other countries; both rules are being challenged in litigation and implementation of the rules has been postponed. We cannot predict when the rules will be implemented, if at all, or the impact other healthcare reforms may have on our business. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. In addition, it is possible that additional governmental action is taken to address pricing concerns arising in connection with COVID-19. We cannot predict the success or impact of any such current or future federal or state legislative efforts. Additionally, on July 9, 2021, President Biden signed an executive order proposing a number of healthcare initiatives, including actions to support the implementation of plans to allow the importation of prescription drugs from Canada. In November 2020, PhRMA filed a lawsuit against the Department of Health and Human Services to block states from taking certain actions to plan for the importation of prescription drugs. In May 2021, the Biden administration petitioned to dismiss the lawsuit, but no ruling has been issued. We cannot predict the success or impact of any plans to allow the importation of prescription drugs or the outcome of any related litigation.

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

In addition, we continue to closely evaluate the impact of COVID-19 on our ability to effectively market, sell and distribute Ocaliva for PBC. The long-term effects of COVID-19 are unknown.

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

We have formed a number of subsidiaries in jurisdictions outside of the United States in connection with or in anticipation of our commercial or other business activities in those jurisdictions. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization and third-party distributors, depending on the jurisdiction. Our variety of international operations and business relationships subject us to additional risks that may materially and adversely affect our business and ability to attain or sustain profitability, including:

●	the enhanced anti-bribery and anti-corruption regimes now implemented in most European countries and elsewhere, including the UK Bribery Act and the escalation of investigations and prosecutions pursuant to such laws;

●	compliance with complex import and export control laws;
●	restrictions on direct investments by foreign entities and country-specific trade restrictions;
●	differing regulatory requirements for medicine approvals and access to medicines across our various international markets and as a result the potential inability to obtain any necessary foreign regulatory, pricing or reimbursement approvals for our products in a timely manner, or at all;
●	variances in payment terms and uncertainty regarding the collectability of accounts receivable from our counterparties in our international business;
●	difficulties in staffing and managing international operations;
●	the potential for reduced protection for our intellectual property rights;
●	the potential for third-party patent rights in countries outside of the United States;
●	cross border trade of medicines by third parties within the European single market (for example the impact of parallel trade within the European Economic Area);
●	unexpected changes in tariffs, trade barriers and regulatory requirements and the imposition of governmental controls;
●	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including countries in Europe;
●	compliance with tax, employment, immigration and labor laws applicable to our employees working or traveling abroad;
●	compliance with data protection laws, including regimes relating to cross-border transfer mechanisms;
●	taxes in other countries;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other transactional risks incident to doing business in foreign countries;
●	potential for production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geo-political actions, including war and terrorism, global health catastrophes, such as COVID-19, natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires, or social unrest; and
●	increasingly complex standards for complying with international laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

Since the United Kingdom referendum on European Union membership in June 2016, there has been some political and economic uncertainty, including in the regulatory framework applicable to the operations of biotechnology and pharmaceutical companies, and this uncertainty may persist now that the impact of Brexit is being realized. There may be disruption and uncertainties in the free movement of goods, services and people between the United Kingdom and the European Union, and at a more detailed level disruption to, and uncertainty regarding the application and interpretation of, national and international laws and regulations. There is now additional process and documentation required to move goods between the United Kingdom and the European Union, and we and our third-party supply chain partners may experience delays, disruptions, and increased costs as a result. There may also be unforeseen consequences and uncertainties in cross border trade in goods and services, immigration and employment, data protection and digital trade, state aid and fair competition. Over the last few years our international business has undertaken significant planning and operational readiness work for Brexit involving business functions such as supply chain, quality, finance/tax, regulatory, pharmacovigilance and legal. Brexit could materially change the regulatory regime applicable to our operations, including with respect to Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH and our other product candidates. Such consequences and uncertainties could make it more difficult and expensive for us to do business, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe. In addition, our ability to continue to conduct our international (ex-U.S.) operations out of the United Kingdom, where the headquarters for our international operations is located, may be materially and adversely affected. While we have undertaken a number of Brexit-related contingency planning initiatives, we cannot make any assurances regarding the extent to which our business may be adversely affected thereby.

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

Our business and operations would suffer in the event of system failures, malicious intrusion, security breaches, ransomware, cyber-attacks, data breaches or violations of data protection laws.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware, phishing, and other cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our information security systems and those of our third party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information we collect or use in our business. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, personal information or other protected information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss or unauthorized disclosure of clinical trial data from completed, ongoing or planned clinical trials could prevent us from obtaining regulatory approval or delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and be subject to regulatory fines and penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the reliance on remote working technologies by our employees and third party partners due to COVID-19 and related public health safety measures and the prevalent use of mobile devices that access confidential and personal information increases the risk of data security breaches, which could lead to the loss of confidential information, personal information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

In the United States, numerous federal and state laws, including, without limitation, HIPAA state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information as well as consumer rights with regard to such information. For example, California passed the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 and other states have enacted similar privacy laws. Various foreign countries where we may process personal information also have, or are developing, privacy and data protection laws governing the collection, use, disclosure and storage of personal information.

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

On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU Privacy Shield as a data transfer mechanism for transferring personal data from the EEA to the U.S., effective immediately. On September 20, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss Privacy Shield. Therefore, the EU Privacy Shield and the Swiss Privacy Shield no longer qualify as appropriate safeguards for the transfer of personal data from the EEA or Switzerland to the U.S. and transfers made under those frameworks could attract regulatory scrutiny and penalties for non-compliance. There is no “grace period” to allow organizations to implement an alternative data transfer mechanism to the EU Privacy Shield and the Swiss Privacy Shield. While the European Commission approved Standard Contractual Clauses (“SCCs”) and Binding Corporate Rules remain a valid mechanism to transfer personal data to third countries outside the EEA and Switzerland, the CJEU's ruling has also imposed enhanced due diligence obligations on organizations acting as data exporters and relying on SCCs to ensure that the laws of the country to which personal data is transferred offers a level of data protection that is essentially equivalent to the EEA. On June 4, 2021, the European Commission adopted new SCCs more aligned with the requirements of the GDPR and to be used when personal data is transferred outside of the European Union. We are in the process of assessing the new SCCs and determining how to apply them. One other pending element relevant to our business is the determination from the European Commission on the adequacy of UK data protection measures when transferring data from the European Union to the United Kingdom. As a result of these developments, the status of the transfers of personal data from the EEA or Switzerland to the United Kingdom or the United States is currently subject to significant regulatory uncertainty and we are actively monitoring developments in this area. To the extent we are not able to employ suitable data transfer mechanisms, including the implementation of the new SCCs, to facilitate international transfers of data, our ability to conduct our business may be materially adversely impacted.

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

In addition, in order to continue to meet our obligations as a public company and to support any longer-term growth, we may need to maintain and possibly increase our general and administrative capabilities. We have formed a number of subsidiaries in key markets outside of the United States. In addition to our U.S. offices, we have an office in London, which serves as the headquarters for our international (ex-U.S.) operations, and regional offices in a number of other countries, and we may further expand our geographical footprint in the future. Our management, personnel and systems may not be adequate to support this future growth. Furthermore, we may face a number of complexities, such as being subject to national collective bargaining agreements for employees, in some of the countries in which we operate.

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

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. While we intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva, we can offer no assurance as to when the lawsuits will be decided, or whether the lawsuits will be successful. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

In October 2020, the USPTO granted to the Company a reissue patent, the ‘286 Patent. By operation of law, our primary composition of matter patent protecting Ocaliva, the ‘390 Patent, was withdrawn and replaced by the ‘286 Patent, which contains composition of matter claims to OCA. The ‘286 Patent has been substituted in any litigation where the ‘390 Patent was asserted. The ‘286 Patent, like its predecessor the ‘390 Patent, was scheduled to expire in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, and pursuant to the Hatch-Waxman Act, we previously applied for an extension of the patent term for the ‘390 Patent in the U.S. seeking to extend the term of the ‘390 Patent into 2027. After the ‘286 Patent was issued, the application for extension of patent term was transferred to the ‘286 Patent. In February 2021, a patent term extension certificate was issued, which extends the term of the ‘286 Patent into 2027. Similarly, in connection with the conditional approval of Ocaliva for PBC in the European Union, we applied for supplementary patent certification (“SPC”) to extend the patent term for the European analogue of the ‘390 Patent (now the ‘286 Patent) in most of the European Union into 2027. To date, we have received grants of SPC in Austria, Belgium, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, and Switzerland. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued patents for OCA are expected to expire between 2022 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid. The substitution in the U.S. of the ‘286 Patent for the ‘390 Patent has no effect on foreign patent rights.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to file patent infringement lawsuits or engage in other adversarial proceedings to stop another party from making, using, selling, offering for sale or importing the inventions claimed in any of our patents, that individual or company alleged to be infringing has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive, consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable or not infringed, and that we do not have the right to stop the other party from making, using, selling, offering for sale or importing the inventions. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. Such lawsuits may be expensive and divert our management’s time and attention. In addition, to the extent such lawsuits are not successful, and a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $13.88 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section and elsewhere in this Quarterly

Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, the factors that may result in wide fluctuations in the price of our common stock include any:

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

Furthermore, stock markets in general and the market for biotechnology companies in particular have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. A number of factors, including global health catastrophes (e.g., COVID-19), general economic, political and market conditions, recessions, interest rate changes or international currency fluctuations may negatively impact the market price of our securities, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been in the past, and are currently subject to this type of litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, you could incur substantial losses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended June 30, 2021.

Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

April 1, 2021 through April 30, 2021	—	$—	—	—
May 1, 2021 through May 31, 2021	128	$17.15	—	—
June 1, 2021 through June 30, 2021	—	$—	—	—
Total	128	$17.15	—	—
(1)	Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1#	Employment Agreement, effective May 17, 2021, between the Registrant and Andrew Saik

10.2#	Employment Agreement, effective June 2, 2021, between the Registrant and M. Michelle Berrey

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2021 (unaudited) and December 31, 2020 (audited), (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and six-month periods ended June 30, 2021 and 2020 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2021 and 2020 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INTERCEPT PHARMACEUTICALS, INC.

Date: July 29, 2021	By:	/s/ Jerome Durso
Jerome Durso
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2021	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)