Form 10-Q
period 2021-09-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2021-11-03
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2021 was 29,546,974.

Intercept Pharmaceuticals, Inc.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020 (Audited)	8

	Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2021 and 2020 (Unaudited)	9

	Condensed Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2021 and 2020 (Unaudited)	10

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine-month periods ended September 30, 2021 and 2020 (Unaudited)	11

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2021 and 2020 (Unaudited)	13

	Notes to Condensed Consolidated Financial Statements (Unaudited)	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	95

Item 6.	Exhibits	95

Exhibit Index		96

Signatures		97

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a REMS, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate, including in connection with our update to the Ocaliva prescribing information in May 2021 contraindicating Ocaliva for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of interactions with regulators (e.g., the FDA and the European Medicines Agency ("EMA")) regarding our clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent or defend against system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions;
●	our ability to comply with data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the impact of Brexit; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our most recent Annual Report.

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

SUMMARY RISK FACTORS

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks and uncertainties discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 before deciding whether to invest in our securities. The following is a list of some of these risks:

Risks Related to Our Financial Position and Need for Additional Capital

●	We are currently dependent on the successful commercialization of Ocaliva for PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially and adversely affected and the price of our common stock may decline.
●	We have never been profitable. We expect to incur losses for the foreseeable future, and we may never achieve or sustain profitability.
●	We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If adequate funds are not available to us, we may be required to delay, limit, reduce or cease our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Development and the Regulatory Review and
Approval of Our Products and Product Candidates

●	We cannot be certain whether Ocaliva will receive full approval for PBC in jurisdictions where it has previously received accelerated or conditional approval, or that Ocaliva will be approved for PBC in any jurisdictions beyond those in which it is currently approved. Furthermore, OCA may not be approved on an accelerated basis, or at all, for NASH or any other indication beyond PBC and we may not receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.
●	We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC and NASH, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.
●	Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.
●	Continuing threats from COVID-19, including additional waves of infections, could materially and adversely affect our clinical trials.
●	Failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials, including OCA, may not have favorable results in later clinical trials or receive or maintain regulatory approval.
●	Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require that our products be taken off the market or include new or additional safety warnings. Any such events may limit our existing and future product sales and materially and adversely affect our business, financial condition and results of operations.
●	We may not be able to obtain or, if approved, maintain orphan drug exclusivity for our approved products or product candidates, which could cause our revenues to suffer.

Risks Related to the Commercialization of Our Products

●	Sales of Ocaliva may be adversely affected by safety and labeling changes required by the FDA.
●	We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, could have a material adverse impact on our ability to commercialize such products.
●	Legislative and regulatory healthcare reform may adversely affect our business.
●	Ocaliva and our other future approved products, if any, may not achieve broad market acceptance among physicians, patients and healthcare payors, and revenues generated from their sales may be limited as a result.
●	If we fail to develop OCA for additional indications such as NASH, our commercial opportunity will be limited.

Risks Related to Our Business and Strategy

●	We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.
●	We face rapid technological change and competition from other biotechnology and pharmaceutical companies. Our operating results will suffer if we fail to compete effectively.
●	Our business and operations would suffer in the event of system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions.
●	We are subject to various data protection laws and our business and operations would suffer in the event of violations of these laws.

Risks Related to Our Intellectual Property

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products such as Ocaliva and product candidates such as OCA for liver fibrosis due to NASH, others may compete against us more directly, which could harm our business, possibly materially.
●	If we do not obtain protection under the Hatch-Waxman Act in the United States (and similar legislation outside of the United States) extending the terms of our patents and/or providing data or other exclusivity for our products and product candidates, our business may be materially harmed.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

Risks Related to Our Indebtedness

●	Servicing our debt will require significant amounts of cash, and we may not have sufficient cash flow from our business to effectively service our debt.
●	We may incur substantially more debt or take other actions that would affect our ability to pay the principal of and interest on our debt.

Risks Related to Ownership of Our Common Stock

●	We have previously been, and are currently, subject to securities class action litigation and may be subject to similar or other litigation in the future. Such matters can be expensive, time-consuming and have a material adverse effect on our business, results of operations and financial condition.
●	Our stock price has been and may in the future be volatile, which could cause holders of our common stock to incur substantial losses.

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$68,329	$58,151
Restricted cash	8,636	7,503
Investment debt securities, available-for-sale	351,801	411,516
Accounts receivable, net of allowance for credit losses of $256 and $235, respectively	46,164	41,549
Prepaid expenses and other current assets	21,405	27,022
Total current assets	496,335	545,741
Fixed assets, net	3,799	6,326
Inventory	8,780	9,027
Security deposits	6,646	7,068
Other assets	7,514	12,327
Total assets	$523,074	$580,489
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$139,959	$171,039
Short-term interest payable	3,894	8,037
Total current liabilities	143,853	179,076
Long-term liabilities:
Long-term debt	530,408	560,582
Long-term other liabilities	4,843	7,684
Total liabilities	$679,104	$747,342
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Common stock par value $0.001 per share; 90,000,000 shares authorized; 29,546,974 and 33,015,614 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	30	33
Additional paid-in capital	2,300,396	2,233,937
Accumulated other comprehensive loss, net	(2,964)	(2,477)
Accumulated deficit	(2,453,492)	(2,398,346)
Total stockholders’ deficit	(156,030)	(166,853)
Total liabilities and stockholders’ deficit	$523,074	$580,489

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue:
Product revenue, net	$92,827	$79,521	$271,064	$229,422
Total revenue	92,827	79,521	271,064	229,422
Operating expenses:
Cost of sales	658	1,826	2,086	4,555
Selling, general and administrative	53,339	70,619	170,265	262,537
Research and development	45,048	48,858	133,606	139,587
Restructuring	2	13,381	(86)	13,381
Total operating expenses	99,047	134,684	305,871	420,060
Operating loss	(6,220)	(55,163)	(34,807)	(190,638)
Other income (expense):
Interest expense	(14,095)	(12,091)	(39,103)	(35,801)
Gain on extinguishment of debt	16,511	—	16,511	—
Other income, net	172	785	2,253	3,706
Total other income (expense), net	2,588	(11,306)	(20,339)	(32,095)
Net loss	$(3,632)	$(66,469)	$(55,146)	$(222,733)
Net loss per common and potential common share:
Basic and diluted	$(0.11)	$(2.01)	$(1.69)	$(6.76)
Weighted average common and potential common shares outstanding:
Basic and diluted	31,736	32,989	32,679	32,957

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss	$(3,632)	$(66,469)	$(55,146)	$(222,733)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized (losses) gains on investment debt securities	(171)	(730)	(538)	230
Reclassification adjustment for realized gains on investment debt securities included in other income, net	—	—	2	53
Net unrealized (losses) gains on investment debt securities	$(171)	$(730)	$(536)	$283
Foreign currency translation gains (losses)	72	109	49	(891)
Other comprehensive (loss)	$(99)	$(621)	$(487)	$(608)
Comprehensive loss	$(3,731)	$(67,090)	$(55,633)	$(223,341)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit)
Balance - June 30, 2021	33,201	$33	$2,249,497	$(2,865)	$(2,449,860)	$(203,195)
Stock-based compensation	—	—	8,616	—	—	8,616
Repurchase of common stock	(4,522)	(4)	(75,821)	—	—	(75,825)
Extinguishment of allocated costs related to exchange of convertible notes	—	—	(37,213)	—	—	(37,213)
Extinguishment of allocated costs related to repurchase of convertible notes		—	(1,933)	—	—	(1,933)
Bifurcation of conversion option upon issuance of convertible notes, net of issuance costs	—	—	147,458	—	—	147,458
Issuance of common stock for services	770	1	9,999	—	—	10,000
Proceeds from capped call transactions	—	—	57	—	—	57
Issuance of common stock under equity plan	112	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(14)	—	(264)	—	—	(264)
Other comprehensive loss	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(3,632)	(3,632)
Balance - September 30, 2021	29,547	$30	$2,300,396	$(2,964)	$(2,453,492)	$(156,030)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit)
Balance - December 31, 2020	33,016	$33	$2,233,937	$(2,477)	$(2,398,346)	$(166,853)
Stock-based compensation	—	—	25,483	—	—	25,483
Repurchase of common stock	(4,522)	(4)	(75,821)	—	—	(75,825)
Extinguishment of allocated costs related to exchange of convertible notes	—	—	(37,213)	—	—	(37,213)
Extinguishment of allocated costs related to repurchase of convertible notes	—	—	(1,933)	—	—	(1,933)
Bifurcation of conversion option upon issuance of convertible notes, net of issuance costs	—	—	147,458	—	—	147,458
Issuance of common stock for services	770	1	9,999	—	—	10,000
Proceeds from capped call transactions	—	—	57	—	—	57
Issuance of common stock under equity plan	353	—	18	—	—	18
Employee withholding taxes related to stock-based awards	(70)	—	(1,589)	—	—	(1,589)
Other comprehensive loss	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	(55,146)	(55,146)
Balance - September 30, 2021	29,547	$30	$2,300,396	$(2,964)	$(2,453,492)	$(156,030)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit)
Balance - June 30, 2020	32,981	$33	$2,202,026	$(1,125)	$(2,279,730)	$(78,796)
Stock-based compensation	—	—	15,825	—	—	15,825
Net proceeds from exercise of stock options	14	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(3)	—	(226)	—	—	(226)
Other comprehensive loss	—	—	—	(621)	—	(621)
Net loss	—	—	—	—	(66,469)	(66,469)
Balance - September 30, 2020	32,992	$33	$2,217,625	$(1,746)	$(2,346,199)	$(130,287)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity (Deficit)
Balance - December 31, 2019	32,853	$33	$2,176,133	$(1,144)	$(2,123,466)	$51,556
Stock-based compensation	—	—	44,381	—	—	44,381
Net proceeds from exercise of stock options	149	—	(1,052)	—	—	(1,052)
Employee withholding taxes related to stock-based awards	(10)	—	(1,837)	—	—	(1,837)
Other comprehensive loss	—	—	—	(602)	—	(602)
Net loss	—	—	—	—	(222,733)	(222,733)
Balance - September 30, 2020	32,992	$33	$2,217,625	$(1,746)	$(2,346,199)	$(130,287)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(55,146)	$(222,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	25,483	44,381
Amortization of premium on investment debt securities	3,384	2,617
Amortization of deferred financing costs	1,990	1,883
Depreciation	2,557	2,282
Non-cash operating lease cost	4,345	4,645
Accretion of debt discount	21,885	19,255
Gain on extinguishment of debt	(16,511)	—
Provision for allowance of credit losses, net of write-offs	21	224
Changes in operating assets:
Accounts receivable	(5,370)	(821)
Prepaid expenses and other current assets	5,426	(1,705)
Inventory	103	(110)
Security deposits	345	(263)
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(26,631)	4,261
Operating lease liabilities	(5,352)	(5,380)
Interest payable	(2,021)	(2,587)
Net cash used in operating activities	(45,492)	(154,051)
Cash flows from investing activities:
Purchases of investment debt securities	(278,438)	(282,629)
Sales and maturities of investment debt securities	334,233	417,592
Purchases of equipment, leasehold improvements, and furniture and fixtures	(397)	(1,990)
Net cash provided by investing activities	55,398	132,973
Cash flows from financing activities:
Payments for repurchase of common stock	(75,825)	—
Proceeds from issuance of Notes	117,551	—
Payments for repurchases of convertible senior notes	(38,129)	—
Proceeds from terminations of capped call options	57	—
Proceeds from exercise of options, net	18	1,300
Payments of employee withholding taxes related to stock-based awards	(1,589)	(1,837)
Net cash provided by (used in) financing activities	2,083	(537)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(678)	(1,674)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,311	(23,289)
Cash, cash equivalents and restricted cash at beginning of period	65,654	74,780
Cash, cash equivalents and restricted cash at end of period	$76,965	$51,491
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$—	$1,230

Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$68,329	$45,311
Restricted cash	8,636	6,180
Total cash, cash equivalents and restricted cash	$76,965	$51,491

Supplemental non-cash disclosure:
Exchange for existing 2023 and 2026 convertible notes	$(421,137)	—
Exchange for new 2026 secured convertible notes	$382,448	—
Issuance of common stock to financial advisor in connection with convertible notes exchange	$10,000	—
Recognition of conversion option upon issuance of 2026 secured convertible notes	$150,704	—
Extinguishment of conversion options upon exchange and repurchase of 2023 convertible notes and exchange of 2026 convertible notes	$(39,146)	—

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

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements to be Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company expects the impact of this standard to be material on its consolidated financial statements and related disclosures.

4.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$63,329	$—	$—	$—	$63,329
Commercial paper	5,000	—	—	—	5,000
Total cash and cash equivalents	68,329	—	—	—	68,329
Investment debt securities:
Commercial paper	72,558	—	1	(17)	72,542
Corporate debt securities	274,263	—	50	(108)	274,205
Municipal bonds	5,057	—	—	(3)	5,054
Total investment debt securities	351,878	—	51	(128)	351,801
Total cash, cash equivalents and investment debt securities	$420,207	$—	$51	$(128)	$420,130

	As of December 31, 2020
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$58,151	$—	$—	$—	$58,151
Total cash and cash equivalents	58,151	—	—	—	58,151
Investment debt securities:
Commercial paper	55,460	—	6	(9)	55,457
Corporate debt securities	355,597	—	529	(67)	356,059
Total investment debt securities	411,057	—	535	(76)	411,516
Total cash, cash equivalents and investment debt securities	$469,208	$—	$535	$(76)	$469,667

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of September 30, 2021
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$60,896	$(16)	$—	$—	$60,896	$(16)
Corporate debt securities	220,462	(108)	3,019	(1)	223,481	(109)
Municipal bonds	5,054	(3)	—	—	5,054	(3)
Total	$286,412	$(127)	$3,019	$(1)	$289,431	$(128)

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$32,970	$(9)	$—	$—	$32,970	$(9)
Corporate debt securities	143,076	(67)	—	—	143,076	(67)
Total	$176,046	$(76)	$—	$—	$176,046	$(76)

At September 30, 2021, the Company had 99 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaled $1.2 million and $2.5 million at September 30, 2021 and December 31, 2020, respectively, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

	(in thousands)
September 30, 2021
Assets
Cash and cash equivalents:
Money market funds	$31,657	$31,657	$—	$—
Commercial paper	5,000	—	5,000	—
Available-for-sale investment debt securities:
Commercial paper	72,542	—	72,542	—
Corporate debt securities	274,205	—	274,205	—
Municipal bonds	5,054	—	5,054	—
Total financial assets	$388,458	$31,657	$356,801	$—

December 31, 2020
Assets
Cash and cash equivalents:
Money market funds	$15,492	$15,492	$—	$—
Available-for-sale investment debt securities:
Commercial paper	55,457	—	55,457	—
Corporate debt securities	356,059	—	356,059	—
Total financial assets	$427,008	$15,492	$411,516	$—

See Note 10 for the carrying amounts and estimated fair values of the Company’s 3.50% Convertible Senior Secured Notes due 2026 (“2026 Convertible Secured Notes”), 2.00% Convertible Senior Notes due 2026 (“2026 Convertible Notes”) and 3.25% Convertible Senior Notes due 2023 (“2023 Convertible Notes”).

The aggregate fair value of all available-for-sale investment debt securities (commercial paper, corporate debt securities and municipal bonds), by contractual maturity, are as follows:

	Fair Value as of
	September 30, 2021	December 31, 2020

	(in thousands)
Due in one year or less	$323,275	$328,077
Due after one year through two years	28,526	83,439
Total investment debt securities	$351,801	$411,516

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

6.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	September 30, 2021	December 31, 2020

		(in thousands)
Office equipment and software	3	$5,375	$5,364
Leasehold improvements	Shorter of remaining lease term or useful life	13,241	13,237
Furniture and fixtures	7	4,590	4,602
Subtotal		23,206	23,203
Less: accumulated depreciation		(19,407)	(16,877)
Fixed assets, net		$3,799	$6,326

7.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)
Work-in-process	$8,090	$8,394
Finished goods	690	633
Inventory	$8,780	$9,027

8. Leases

The Company leases various office spaces under non-cancelable operating leases with original lease periods expiring between the first quarter of 2022 and 2025. The Company also enters into leases for equipment. A number of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is typically at the sole discretion of the Company. All renewals to extend the lease terms are not included in the right-of-use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise.

Operating lease assets and liabilities are classified on the condensed consolidated balance sheets as follows:

Leases	Classification	September 30, 2021	December 31, 2020

Assets		(in thousands)
Operating lease assets	Other assets	$7,514	$12,327
Total leased assets		$7,514	$12,327

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$4,676	$7,248
Noncurrent
Operating lease liabilities	Long-term other liabilities	4,843	7,684
Total operating lease liabilities		$9,519	$14,932

Operating lease costs for the three and nine-month periods ended September 30, 2021 and 2020, are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2021	2020	2021	2020

		(in thousands)		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$1,565	$1,593	$4,819	$5,062
Short-term lease cost	Selling, general and administrative expenses	475	463	1,629	2,426
Variable lease cost	Selling, general and administrative expenses	152	262	744	1,119
Sublease expense (income)	Other income, net	—	(11)	—	(125)
Net lease cost		$2,192	$2,307	$7,192	$8,482

The weighted-average remaining term of the Company’s operating leases was 2.6 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.5% as of September 30, 2021.

Cash payments included in the measurement of the Company’s operating lease liabilities reported in operating cash flows were $5.4 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2020, the Company obtained ROU assets of $1.2 million in exchange for new operating lease obligations of $1.2 million.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of September 30, 2021 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2021 (remaining)	$2,013
2022	3,582
2023	2,126
2024	1,607
2025	1,033
Thereafter	—
Total lease payments	10,361
Less: Present value discount	(842)
Total operating lease liabilities	$9,519

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)
Accounts payable	$14,908	$24,594
Accrued employee compensation	23,135	27,154
Accrued contracted services	45,637	62,425
Accrued restructuring	—	2,504
Accrued rebates, discounts and other incentives	43,831	38,172
Operating lease liabilities	4,676	7,248
Other liabilities	7,772	8,942
Accounts payable, accrued expenses and other liabilities	$139,959	$171,039

The Company has $34.1 million and $27.4 million in rebates as of September 30, 2021 and December 31, 2020, respectively, included in Accrued rebates, discounts and other incentives, for a European jurisdiction in which final pricing is subject to ongoing negotiations with the government.

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

The Company has submitted claims seeking to obtain tax credits for qualifying R&D expenses incurred in the 2015, 2016, 2017, and 2018 calendar years. As described further in Note 13, the 2017 SME claim was finalized during the quarter ended June 30, 2021, and therefore the $9.4 million payment received in June 2020, which was previously deferred, was released into income as a reduction to research & development expenses.

With respect to the 2018 RDEC claim, in June 2021, the Company received a payment of $4.2 million from Her Majesty’s Revenue and Customs (“HMRC”), the U.K.’s government tax authority. Given the claim review has not been finalized for the 2018 year, the $4.2 million credit received along with a reduction of $0.1 million due to foreign currency is recorded as a deferred liability within Accounts payable, accrued expenses, and other liabilities.

10.   Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)
2026 Convertible Secured Notes	$500,000	$-
2026 Convertible Notes	115,349	230,000
2023 Convertible Notes	113,655	460,000
Long-term debt, gross	729,004	690,000
Less: Unamortized debt discounts and fees	(198,596)	(129,418)
Long-term debt, net	$530,408	$560,582

The Company has three series of convertible notes outstanding (together, the “Convertible Notes”). All three series are convertible under certain circumstances into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election.

The 2023 Convertible Notes were issued on July 6, 2016, in the amount of $460.0 million principal, at an interest rate of 3.25%. The Company received net proceeds from their sale of $447.6 million, net of $12.4 million in underwriting discounts, commissions, and estimated offering expenses.

The 2026 Convertible Notes were issued on May 14, 2019, in the amount of $230.0 million principal, at an interest rate of 2.00%. The Company received net proceeds from their sale of $223.4 million, net of $6.6 million in underwriting discounts, commissions, and estimated offering expenses.

On August 10, 2021, the Company entered into privately negotiated exchange and subscription agreements with a limited number of existing “accredited investors” and “qualified institutional buyers” (as defined under Securities Act rules) holding 2023 Convertible Notes and 2026 Convertible Notes to (1) exchange $306.5 million principal of 2023 Convertible Notes for $292.4 million principal of new notes, (2) exchange $114.7 million principal of 2026 Convertible Notes for $90.0 million principal of new notes, and (3) sell $117.6 million principal of new notes for cash. On August 17, 2021, these new notes were issued as 2026 Convertible Secured Notes in the amount of $500.0 million principal, at an interest rate of 3.50%. The Company received cash proceeds from the sale of notes of approximately $117.6 million. The Company also paid its financial advisor $10.0 million in stock for services rendered, in the amount of 769,823 shares, based on the closing price of $12.99 per share on August 20, 2021.

Further, on September 9, 2021, the Company entered into privately negotiated agreements with certain holders of 2023 Convertible Notes to repurchase $39.9 million principal for $38.1 million in cash, which purchase closed on September 14, 2021.

Net of these transactions, as of September 30, 2021, the Company had $729.0 million in gross long-term debt, as shown in the table above.

The approximate fair value of the Convertible Notes was determined as follows using Level 2 inputs based on quoted market values:

	September 30, 2021	December 31, 2020

	(in thousands)
2026 Convertible Secured Notes	$510,790	$-
2026 Convertible Notes	$69,891	$142,837
2023 Convertible Notes	$103,086	$363,690

In accordance with Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the exchange of the 2023 Convertible Notes and 2026 Convertible Notes and repurchase of the 2023 Convertible Notes were all treated as extinguishments of debt. The difference between the consideration attributed to the liability component, and its net carrying cost, resulted in a gain on extinguishment. The difference between the consideration attributed to the equity component, and its net carrying cost, resulted in a reduction to additional paid-in capital.

	Gain on extinguishment of debt	Reduction to additional paid-in capital

	(in thousands)
Exchange of 2023 Convertible Notes	$2,169	$14,139
Exchange of 2026 Convertible Notes	13,839	23,074
Repurchase of 2023 Convertible Notes	503	1,933
Total	$16,511	$39,146

At issuance, in accordance with ASC 470-20, the Company used effective interest rates to determine the liability components of the Convertible Notes, with the residual as the debt discount, with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes. The Company used an effective interest rate of 12.46%, to determine the liability component of the 2026 Convertible Secured Notes, for the purpose of initial recognition, and 14.62%, 8.94% and 9.32% for the exchange of 2026 Convertible Notes, exchange of 2023 Convertible Notes and repurchase of 2023 Convertible Notes, respectively, for the calculation of the fair values of the Company’s debt for purposes of determining the gain on extinguishment. This resulted in the initial recognition of $349.3 million as the liability component and the residual $150.7 million as the debt discount for the equity component of the 2026 Convertible Secured Notes. The 2026 Convertible Notes and 2023 Convertible Notes were not subject to remeasurement and after giving effect to the reductions in additional paid-in capital, the remaining balances of the equity components are $62.8 million and $97.1 million, respectively.

Underwriting discounts, commissions, and estimated offering expenses (both cash and non-cash) were allocated as debt or equity issuance costs in proportion to the allocation of the liability and equity components of the Convertible Notes, with debt issuance costs recorded as a deduction from the carrying value of the debt, and equity issuance costs recorded as an offset to additional paid-in capital. Debt issuance costs of $7.5 million, $4.1 million and $9.4 million for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes, respectively, were recorded on the issuance date and are reflected as a direct deduction from the carrying value of the associated debt liability. Equity issuance costs of $3.3 million, $2.5 million and $3.0 million for the 2026 Convertible Secured Notes, 2026 Convertible Notes, and 2023 Convertible Notes, respectively were recorded as an offset to additional paid-in capital.

The debt discount and debt issuance costs will be amortized as non-cash interest expenses through the scheduled maturity of the Convertible Notes.

The Note Indentures

The 2023 Convertible Notes, and the 2026 Convertible Notes, were each issued pursuant to a Base Indenture, dated as of July 6, 2016, between the Company and U.S. Bank National Association (“U.S. Bank”), as trustee, and a First Supplemental Indenture (with respect to the 2023 Convertible Notes) and Second Supplemental Indenture (with respect to the 2026 Convertible Notes), dated July 6, 2016, and May 14, 2019, respectively, each between the Company and U.S. Bank as trustee. The 2026 Convertible Secured Notes were issued pursuant to a Base Indenture and a First Supplemental Indenture, each dated as of August 17, 2021, between the Company and U.S. Bank as trustee and collateral agent. In connection with the issuance of the 2026 Convertible Secured Notes, the Company also entered into a Security Agreement, dated as of August 17, 2021, with U.S. Bank as collateral agent.

Pursuant to these indentures, the 2023 Convertible Notes and 2026 Convertible Notes are senior unsecured obligations, and the 2026 Convertible Secured Notes are senior secured obligations, of the Company. Each indenture provides for customary events of default.

Each series of notes bears a fixed rate of interest as identified above, payable semi-annually in arrears:

Semi-annual payment dates
	First payment date	First	Second	Maturity date*
2026 Convertible Secured Notes	February 15, 2022	February 15	August 15	February 15, 2026
2026 Convertible Notes	November 15, 2019	May 15	November 15	May 15, 2026
2023 Convertible Notes	January 1, 2017	January 1	July 1	July 1, 2023

* Unless earlier repurchased, redeemed, or converted.

Each of the three series of notes is convertible under certain circumstances. Prior to January 1, 2023 (for the 2023 Convertible Notes), February 15, 2026 (for the 2026 Convertible Notes), and November 15, 2025 (for the 2026 Convertible Secured Notes), holders may convert their notes only under any of the following circumstances:

(i)

During any calendar quarter commencing after the calendar quarter ended on September 30, 2016 (for the 2023 Convertible Notes), June 30, 2019 (for the 2026 Convertible Notes), or December 31, 2021 (for the 2026 Convertible Secured Notes), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is at least 130% of the applicable conversion price (as defined in the applicable indenture) on each applicable trading day (the “Stock Price Conversion Condition”).

(ii)

During the five business day period after any five consecutive trading day period in which the trading price (as defined in the applicable indenture) per $1,000 principal amount for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate (as defined in the applicable indenture) on each such trading day.

(iii)	If the Company calls any or all of the applicable series of notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date.
(iv)	Upon the occurrence of specified corporate events.

After those dates, holders may convert their notes, regardless of the foregoing circumstances, at any time until immediately preceding the applicable maturity date.

Upon conversion of notes, the Company will pay or deliver cash, shares of common stock (or cash in lieu of fractional shares), or a combination of cash and common stock, at the Company’s election.

The initial conversion rates of the Convertible Notes per $1,000 principal amount, and the approximate conversion price, are as follows:

	Initial conversion rate	Approximate conversion price
2026 Convertible Secured Notes	47.7612	$20.94
2026 Convertible Notes	9.2123	$108.55
2023 Convertible Notes	5.0358	$198.58

These conversion rates are subject to adjustment upon occurrence of certain events but will not be adjusted for accrued and unpaid interest. Also, if certain specified events occur, the conversion rate will be increased for notes converted in connection with such events.

The Convertible Notes are redeemable by the Company in certain circumstances starting July 6, 2021 (for the 2023 Convertible Notes), May 20, 2023 (for the 2026 Convertible Notes), and February 20, 2024 (for the 2026 Convertible Secured Notes). After such dates, the Company may redeem for cash all or any part of the applicable Convertible Notes, at its option, if the last reported sale price of the common stock has been at least 130% of the applicable conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on and including the trading day immediately preceding the date of the applicable notice of redemption. The redemption price is equal to 100% of the principal amount redeemed, plus accrued and unpaid interest to (but excluding) the redemption date.

No sinking fund is provided for any of the Convertible Notes.

If the Company undergoes a fundamental change (as defined in the applicable indenture), noteholders may require the Company to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to (but excluding) the fundamental change repurchase date.

Upon the occurrence of certain corporate events (i.e., a “make-whole fundamental change”, as defined in the applicable indenture), the Company will, under certain circumstances, increase the conversion rate for holders of the Convertible Notes who elect to convert in connection with such corporate events. In addition, with respect to the 2026 Convertible Secured Notes, (1) if the Company elects to redeem all or part of such notes and provides notice of redemption to the holders or (2) if the Stock Price Conversion Condition is satisfied with respect to any calendar quarter commencing after the quarter ended September 30, 2022, the Company will, under certain circumstances, increase the conversion rate for holders who elect to convert (1) during the related redemption period, or (2) in connection with such Stock Price Conversion Condition. Upon a Company redemption of the 2026 Convertible Secured Notes, holders of notes called for redemption may be eligible to receive a make-whole premium. The Company, at its option, will satisfy the conversion obligation through cash, shares of common stock, or a combination of cash and common stock. The right to redeem the 2026 Convertible Secured Notes requires the Company to specify a date of redemption no earlier than 60 days and no later than 90 days after the notice of redemption is sent. If a holder elects to convert its 2026 Convertible Secured Notes prior to the effective date of a make-whole fundamental change or the date of the redemption notice, then it is not entitled to the increased conversion rate in connection with such make-whole fundamental change or redemption.

Upon certain events of default occurring and continuing, either the indenture trustee or holders of at least 25% in aggregate principal amount of a series of notes then outstanding may declare the entire principal amount of that series of notes, and accrued interest, if any, to be immediately due and payable. Upon events of default involving specified bankruptcy events involving the Company, the Convertible Notes are due and payable immediately.

The 2026 Convertible Secured Notes indenture and security agreement include (1) customary covenants, (2) guarantor provisions, and (3) collateral provisions. The 2026 Convertible Secured Notes may become guaranteed in the future by subsidiaries of the Company that meet certain threshold requirements, with the 2026 Convertible Secured Notes becoming senior obligations of such guarantor. The 2026 Convertible Secured Notes are secured by a first priority security interest in substantially all assets of the Company, and of any guarantors, subject to certain exceptions.

The Capped Call Transactions

On June 30, 2016, in connection with the pricing of the 2023 Convertible Notes, the Company entered into privately-negotiated capped call agreements (the “Base Capped Calls”) with each of Royal Bank of Canada, UBS AG, London Branch, and Credit Suisse Capital LLC. On July 1, 2016, in connection with the underwriters’ exercise of their over-allotment option in full, the Company entered into additional capped call agreements (the “Additional Capped Calls” and, together with the Base Capped Calls, the “Capped Calls”) with same counterparties.

The Capped Calls are considered to be instruments indexed to the Company’s own shares and met the criteria to be classified within equity. Therefore, they are not remeasured.

In August 2021, in connection with the exchange of 2023 Convertible Notes, of the 460,000 Capped Call options outstanding (400,000 Base Capped Call options and 60,000 Additional Capped Call Options), 306,486 options were terminated (246,486 Base Capped Call options and 60,000 Additional Capped Call options), equivalent to approximately 1.5 million shares.

In September 2021, in connection with the additional repurchase of $39.9 million of 2023 Convertible Notes, 39,859 more Capped Call options were terminated, equivalent to approximately 0.2 million shares, with 113,655 Base Capped Call options remaining, equivalent to approximately 0.6 million shares.

Upon settlement of each termination, the Company received an immaterial amount in cash proceeds, which was recorded as an increase to additional paid-in capital.

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Contractual interest expense	$5,453	$4,887	$15,228	$14,662
Amortization of debt discount	8,008	6,562	21,885	19,255
Amortization of debt issuance costs	634	642	1,990	1,884
Total interest expense	$14,095	$12,091	$39,103	$35,801

Accrued interest on the Convertible Notes was approximately $3.9 million and $8.1 million as of September 30, 2021 and December 31, 2020, respectively. After giving effect to the exchange and repurchase, the Company’s total recorded debt issuance costs are $13.9 million, which is being amortized using the effective interest method through the date of maturity. As of September 30, 2021, and December 31, 2020, $10.7 million and $10.7 million, respectively, of debt issuance costs are unamortized on the condensed consolidated balance sheets in Long-term debt. Cash payments for interest were $17.3 million and $17.3 million for the nine months ended September 30, 2021 and 2020, respectively.

11. Shareholders’ Deficit

Common Stock / Additional Paid-in Capital

In connection with the note exchange transactions described in Note 10, on August 11, 2021, the Company completed a repurchase of 4,521,502 shares of its common stock for an aggregate cash cost of $75.8 million. The Company subsequently retired the shares of common stock. The Company’s common stock is reduced by an amount equal to the number of shares repurchased multiplied by the par value of such shares. The excess amount that is repurchased over its par value is allocated as a reduction to additional paid-in capital. The Company also issued 769,823 shares to its financial advisor for services rendered, equivalent to $10.0 million. The financial advisory fee was included in the debt issuance costs of the 2026 Convertible Secured Notes, balanced by a corresponding increase to par value and additional paid-in capital.

12.   Product Revenue, Net

The Company recognized net sales of Ocaliva of $92.8 million and $79.5 million for the three months ended September 30, 2021 and 2020, respectively and $271.1 million and $229.4 million for the nine months ended September 30, 2021 and 2020, respectively.

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Product revenue, net:
U.S.	$66,640	$58,643	$192,117	$169,051
ex-U.S.	26,187	20,878	78,947	60,371
Total product revenue, net	$92,827	$79,521	$271,064	$229,422

Credit Losses

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the nine-month period ended September 30, 2021 (in thousands):

Balance at December 31, 2020	$235
Provision for credit losses	59
Write-offs	(38)
Balance at September 30, 2021	$256

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

The claim for 2017 was finalized and approved in the quarter ended June 30, 2021, at which time the Company recorded the U.K. research and development tax credit payments received of $10.7 million as a reduction of research and development expense in the condensed consolidated statements of operations.

14. Restructuring Expenses

On August 31, 2020, the Company adopted a plan to reduce its workforce in light of the previously announced receipt of a complete response letter from the U.S. Food and Drug Administration (the “FDA”) with respect to its New Drug Application for OCA for the treatment of liver fibrosis due to NASH (the “2020 Workforce Plan”). The 2020 Workforce Plan sought to streamline the Company’s operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support the Company’s successful PBC business. The 2020 Workforce Plan resulted in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and was fully completed by the end of the second quarter in 2021 upon payments of cash for charges incurred under the 2020 Workforce Plan. In the three and nine months ended September 30, 2021 the Company recorded restructuring benefits of $0.0 million and $0.1 million, respectively, which were primarily related to a reversal of unclaimed other related termination benefits recognized in conjunction with the 2020 Workforce Plan.

The following table reflects total (benefits)/expenses related to restructuring activities recognized within the condensed consolidated statements of operations as restructuring costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Employee compensation costs	$2	$11,973	$(90)	$11,973
Equity compensation costs	—	1,408	4	1,408
Total restructuring costs	$2	$13,381	$(86)	$13,381

As of September 30, 2021, the cumulative restructuring costs incurred under the 2020 Workforce Plan were $14.5 million. In the nine months ended September 30, 2021, the Company recorded an immaterial amount in non-cash stock-based compensation expense, in association with the acceleration of the vesting of certain options and restricted stock units (“RSUs”) held by terminated employees.

The following table displays a rollforward of the changes to the accrued balances as of September 30, 2021:

Severance and Related Costs
(in thousands)
Accrued balance at December 31, 2020	$2,504
Charges incurred	180
Cash payments made	(2,104)
Other reserve adjustments	(580)
Accrued balance at September 30, 2021	$—

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

The Company launched on August 16, 2021, and closed on September 17, 2021, an offer to exchange eligible out-of-the-money employee stock options for a lesser number of new options with at-the-money strike prices (the “Option Exchange”). Following expiration of the Option Exchange, out of 703,967 eligible options, the Company accepted for exchange 612,080 original options, with a weighted average exercise price of $99.79 and exchanged them for 338,848 new options, granted effective September 20, 2021, with a strike price of $15.18, the closing stock price on that day. The original options have been cancelled. Original options that had already vested were exchanged for new options vesting one year from the new grant date, subject to the employee’s continued employment. Original options that had not already vested were exchanged for new options vesting two years from the new grant date, subject to the employee’s continued employment. New options will expire after 6.5 years. On the date of modification, incremental compensation cost related to the difference in the fair values of the original options and the new options of $1.0 million was measured and will be recognized over the revised requisite service period.

The estimated fair value of the stock options granted in the nine months ended September 30, 2021 (including but not limited to the exchanged options) was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the nine months ended September 30, 2021 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the nine months ended September 30, 2021 was determined utilizing the Monte Carlo simulation method. The

Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

The Company has in the past, and may in the future, grant performance-based awards with vesting terms based on the achievement of specified goals. To the extent such awards do not contain a market condition, the Company recognizes no expense until achievement of the performance requirement is deemed probable. There are no awards with performance conditions outstanding as of September 30, 2021.

The following table summarizes stock option activity during the nine months ended September 30, 2021:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2020	2,199	$96.92	6.9	$146
Granted	1,238	$26.55	—	$—
Exercised	(2)	$8.67	—	$—
Exchanged (1)	(273)	$—	—	$—
Cancelled/forfeited	(404)	$59.51	—	$—
Expired	(393)	$111.58	—	$—
Outstanding at September 30, 2021	2,365	$51.65	7.4	$—
Expected to vest	1,515	$28.43	8.6	$—
Exercisable	849	$93.08	5.3	$—

(1) The number of options included as exchanged include the 612,080 options exchanged offset by the grant of 338,848 new options.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2021, the total compensation cost related to non-vested option awards not yet recognized is approximately $28.5 million with a weighted average remaining vesting period of 1.41 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

Nine Months Ended September 30,
	2021	2020
Volatility	65.2 - 69.3%	61.9 - 87.1%
Expected term (in years)	3.75 - 6.0	5.5 - 6.0
Risk-free rate	0.4 - 0.9%	0.2 - 1.7%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, restricted stock award (“RSA”), PRSU and performance restricted share award (“PRSA”) activity during the nine months ended September 30, 2021:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2020	799	$72.43
Granted	965	$28.00
Vested	(231)	$49.12
Forfeited	(380)	$61.60
Non-vested awards at September 30, 2021	1,153	$43.25

As of September 30, 2021, there is approximately $36.7 million of total unrecognized compensation expense related to unvested RSUs, RSAs, PRSUs and PRSAs, which is expected to be recognized over a weighted average vesting period of 1.55 years.

During the nine months ended September 30, 2021, the Company granted a total of 176,794 PRSUs to certain of the Company’s executive officers (of which 34,000 were subsequently forfeited upon employee termination). The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $0.5 million and $1.3 million of stock-based compensation related to such PRSUs granted during the three and nine months ended September 30, 2021.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Selling, general and administrative	$7,165	$11,119	$20,854	$33,091
Research and development	1,451	3,298	4,625	9,882
Restructuring	—	1,408	4	1,408
Total stock-based compensation	$8,616	$15,825	$25,483	$44,381

16.   Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and nine-month periods ended September 30, 2021 and 2020, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three and nine-month periods ended September 30, 2021 and 2020, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Shares issuable upon conversion of Convertible Notes	14,806	4,435	7,930	4,435
Options	2,692	2,464	2,722	2,436
Unvested restricted stock units	1,244	940	1,221	880
Total	18,742	7,839	11,873	7,751

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

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA in progressive non-viral liver diseases. We are currently conducting a Phase 3 clinical trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients randomized. We are evaluating the efficacy, safety and tolerability of OCA in combination with bezafibrate in patients with PBC in a Phase 2 study outside of the United States, and we have an open Investigational New Drug (“IND”) application with the FDA and are in the process of initiating a second Phase 2 study in the United States, with the longer-term goal of developing and seeking regulatory approval for a fixed dose combination regimen in this indication and potentially may study this combination in other liver diseases. In addition, we have other compounds in early stages of research and development in our pipeline, including our INT-787 compound, an FXR agonist. We have been evaluating INT-787 in preclinical studies, and recently initiated a first-in-human clinical trial.

Recent Developments

Debt Refinancing, Retirement, and New Money Investment

In August 2021, we agreed with a limited number of institutional holders of our 2023 Convertible Notes and our 2026 Convertible Notes maturing May 15, 2026, to exchange existing notes of both series at a discount for new 2026 Convertible Secured Notes maturing February 15, 2026, and secured by a first priority security interest in substantially all assets of Intercept Pharmaceuticals, Inc. and of any subsidiaries that meet certain threshold requirements to become guarantors. The noteholders (1) exchanged $306.5 million of 2023 Convertible Notes for $292.4 million of new notes, (2) exchanged $114.7 million of 2026 Convertible Notes for $90.0 million of new notes, and also (3) subscribed to buy $117.6 million of new notes for cash. We thereby issued $500.0 million of 2026 Convertible Secured Notes at an interest rate of 3.50%. We received cash proceeds of $117.6 million. We also paid our financial advisory fee by issuing 769,823 new shares of common stock. Further, in connection with the exchange and sale, we bought back approximately 4.5 million shares of common stock for $75.8 million in cash.

In September 2021, we agreed with certain institutional holders to buy back $39.9 million of our 2023 Convertible Notes at a discount.

On account of these transactions, we reduced our 2023 Convertible Notes outstanding by approximately 75% from $460.0 million to $113.7 million.

Employee Stock Option Exchange

With the intention to help us motivate and retain non-executive employees, we launched on August 16, 2021, and closed on September 17, 2021, an offer to exchange eligible out-of-the-money employee stock options for a lesser number of new options with at-the-money strike prices. Following expiration of the exchange offer, out of 703,967 eligible options, we accepted for exchange 612,080 options and exchanged them for 338,848 new options, granted effective September 20, 2021, with a strike price of $15.18, the closing stock price on that day. The original options have been cancelled. Original options that had already vested were exchanged for new options vesting one year from the new grant date, subject to the employee’s continued employment. Original options that had not already vested were exchanged for new options vesting two years from the new grant date, subject to the employee’s continued employment. New options will expire after 6.5 years.

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

We recognized net sales of Ocaliva of $92.8 million and $79.5 million for the three months ended September 30, 2021 and 2020, respectively and $271.1 million and $229.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020

	(in thousands)
Revenue:
Product revenue, net	$92,827	$79,521
Total revenue	92,827	79,521

Operating expenses:
Cost of sales	658	1,826
Selling, general and administrative	53,339	70,619
Research and development	45,048	48,858
Restructuring	2	13,381
Total operating expenses	99,047	134,684

Other income (expense):
Interest expense	(14,095)	(12,091)
Gain on extinguishment of debt	16,511	—
Other income, net	172	785
Total other income (expense), net	2,588	(11,306)
Net loss	$(3,632)	$(66,469)

Revenues

Product revenue, net was $92.8 million and $79.5 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, product revenue, net was comprised of U.S. Ocaliva net sales of $66.6 million and $58.6 million, respectively, and ex-U.S. Ocaliva net sales of $26.2 million and $20.9 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel, and Australia.

Cost of sales

Cost of sales was $0.7 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively. Our cost of sales for the three months ended September 30, 2021 and 2020 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $53.3 million and $70.6 million for the three months ended September 30, 2021 and 2020, respectively. The $17.3 million net decrease between periods was primarily driven by decreases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $45.0 million and $48.9 million for the three months ended September 30, 2021 and 2020, respectively. The $3.9 million net decrease between periods was primarily driven by lower NASH development costs and personnel costs.

Restructuring expenses

Restructuring expenses were $0.0 million and $13.4 million for the three months ended September 30, 2021 and 2020 respectively. The decrease between periods was driven primarily by the completion of the 2020 Workforce Plan earlier this year.

Interest expense

Interest expense was $14.1 million and $12.1 million for the three months ended September 30, 2021 and 2020, respectively. Interest expense in 2020 and prior to August 2021 was based on our original principal amounts outstanding for the 2023 Convertible Notes and 2026 Convertible Notes. In August and September 2021, we partially retired those notes and issued new 2026 Convertible Secured Notes.

Other income, net

Other income, net was $16.7 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively. The $15.9 million net increase between periods was primarily driven by the gains on the extinguishment of debt related to the exchange of debt and repurchase of 2023 Convertible Notes.

Income taxes

For the three months ended September 30, 2021 and 2020, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Revenue:
Product revenue, net	$271,064	$229,422
Total revenue	271,064	229,422

Operating expenses:
Cost of sales	2,086	4,555
Selling, general and administrative	170,265	262,537
Research and development	133,606	139,587
Restructuring	(86)	13,381
Total operating expenses	305,871	420,060

Other income (expense):
Interest expense	(39,103)	(35,801)
Gain on extinguishment of debt	16,511	—
Other income, net	2,253	3,706
Total other (expense), net	(20,339)	(32,095)
Net loss	$(55,146)	$(222,733)

Revenues

Product revenue, net was $271.1 million and $229.4 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, product revenue, net was comprised of U.S. Ocaliva net sales of $192.1 million and $169.0 million, respectively, and ex-U.S. Ocaliva net sales of $79.0 million and $60.4 million, respectively. We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States and certain European countries in June 2016 and January 2017, respectively. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel, and Australia.

Cost of sales

Cost of sales was $2.1 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively. Our cost of sales for the nine months ended September 30, 2021 and 2020 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $170.3 million and $262.5 million for the nine months ended September 30, 2021 and 2020, respectively. The $92.2 million net decrease between periods was primarily driven by decreases in expenses relating to our launch preparation activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $133.6 million and $139.6 million for the nine months ended September 30, 2021 and 2020, respectively. The $6.0 million net decrease between periods was primarily driven by lower NASH development costs and lower personnel costs.

Restructuring expenses

Restructuring expenses were $(0.1) million and $13.4 million for the nine months ended September 30, 2021 and 2020 respectively. The decrease between periods was driven primarily by the completion of the 2020 Workforce Plan earlier this year.

Interest expense

Interest expense was $39.1 million and $35.8 million for the nine months ended September 30, 2021 and 2020, respectively. Interest expense in 2020 and prior to August 2021 was based on our original principal amounts outstanding for the 2023 Convertible Notes and 2026 Convertible Notes. In August and September 2021, we partially retired those notes and issued new 2026 Convertible Secured Notes.

Other income, net

Other income, net was $18.8 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. The $15.1 million net increase between periods was primarily driven by the gains on the extinguishment of debt related to the exchange of debt and repurchase of 2023 Convertible Notes.

Income taxes

For the nine months ended September 30, 2021 and 2020, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,492)	$(154,051)
Investing activities	55,398	132,973
Financing activities	2,083	(537)
Effect of exchange rate changes	(678)	(1,674)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,311	$(23,289)

Operating Activities. Net cash used in operating activities of approximately $45.5 million during the nine months ended September 30, 2021 was primarily a result of our $55.1 million net loss, a net decrease in operating assets and liabilities of $33.5 million and a gain of $16.5 million on extinguishments of debt, partially offset by $25.5 million in stock-based compensation, $11.9 million for accretion of the discount on the 2023 Convertible Notes, $7.0 million for accretion of the discount on the 2026 Convertible Notes, $3.0 million for accretion of the discount on the 2026 Convertible Secured Notes, $4.3 million for non-cash operating lease costs and $2.6 million of depreciation. Cash flows for the nine months ended September 30, 2021 include cash receipts of $4.2 million reflecting payments from HMRC for the U.K. R&D tax credit claims.

Net cash used in operating activities of approximately $154.1 million during the nine months ended September 30, 2020 was primarily a result of our $222.7 million net loss and a net decrease in operating assets and liabilities of $6.6 million, partially offset by $44.4 million in stock-based compensation, $12.3 million for accretion of the discount on the 2023 Convertible Notes, $7.0 million for accretion of the discount on the 2026 Convertible Notes $4.6 million for non-cash operating lease costs and $2.3 million of depreciation. Cash flows for the nine months ended September 30, 2020 include cash receipts of $20.7 million reflecting payments from HMRC for the U.K. R&D tax credit claims.

Investing Activities. For the nine months ended September 30, 2021, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $334.2 million, partially offset by the purchase of investment debt securities of $278.4 million.

For the nine months ended September 30, 2020, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $417.6 million, partially offset by the purchase of investment debt securities of $282.6 million.

Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2021, primarily consisted of $117.6 million of proceeds from the sale of 2026 Convertible Secured Notes, offset by payments of $75.8 million for the repurchase of common stock and $38.1 million for the repurchase of 2023 Convertible Notes.

Net cash used in financing activities in the nine months ended September 30, 2020 consisted primarily of $1.8 million from payments of employee withholding taxes related to stock-based awards offset by $1.3 million of net proceeds from the exercise of options to purchase common stock.

Future Funding Requirements

As of September 30, 2021, we had $428.8 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2021. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period. While we have retired approximately 75% of our 2023 Convertible Notes, we still have $113.7 million of them scheduled to mature on July 1, 2023, and $615.3 million of convertible notes scheduled to mature in 2026, all of which will need to be paid off or refinanced, if not converted. Furthermore, in light of our receipt of the CRL from the FDA in June 2020 with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, to issue new securities, or to refinance or repurchase existing securities, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to, those factors listed above under “Cautionary Note Regarding Forward-Looking Statements”.

We have no committed external sources of funding and additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Contractual Obligations

Aside from the convertible notes transactions described above, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our updated contractual obligations for principal and interest payments due on our Convertible Notes as of September 30, 2021, are as follows: $23.5 million due in less than 1 year, $156.0 million due in one to three years, and $643.2 million due in three to five years.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and we do not know whether our or others’ estimates in this regard will be accurate. As such, there is significant uncertainty in the degree of market acceptance that Ocaliva will have for PBC. For example, if the patient population suffering from PBC is smaller than we estimate, or even if the patient population matches our estimates but Ocaliva is not widely accepted as a treatment for PBC, the commercial potential of Ocaliva for PBC will be limited. Physicians may not prescribe Ocaliva and patients may be unwilling to use Ocaliva if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, the use of Ocaliva in a non-trial setting may result in the occurrence of unexpected or a greater incidence of side effects, adverse reactions or misuse that may negatively affect the commercial prospects of Ocaliva for PBC. Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject including the submission of data from our Phase 4 COBALT trial or any other study to assess the clinical benefit of Ocaliva in PBC may materially and adversely impact the commercial results and potential of Ocaliva for PBC. In May 2021, we updated the Ocaliva prescribing information in the United States and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction. Corresponding limitations on the use of Ocaliva in our potential patient population, or similar safety concerns, could reduce our sales. See “—Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates” and “—Risks Related to the Commercialization of Our Products” below.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $274.9 million, $344.7 million and $309.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under licensing and collaboration agreements. At September 30, 2021, we had $428.8 million in cash, cash equivalents, restricted cash and investment debt securities.

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

As of September 30, 2021, we had $428.8 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2021. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our receipt in June 2020 of a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to, those factors listed above under “Cautionary Note Regarding Forward-Looking Statements”.

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

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for Ocaliva for PBC based on a reduction in ALP; however, an improvement in survival or disease-related symptoms has not yet been established. Continued approval of Ocaliva for PBC in the United States is contingent upon the verification and description of clinical benefit in confirmatory trials and our satisfaction of our other post-marketing regulatory requirements. Any failure by us to confirm the clinical benefit of Ocaliva for PBC due to COVID-19 or other factors may jeopardize the continued approval of Ocaliva for PBC.

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

In regard to our ongoing COBALT trial, changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis (e.g., Child-Pugh Class B or C), a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension have influenced modifications to our study design overall and as a result of the changes to the U.S. prescribing information we also removed from the trial subjects in the United States who are now excluded from the scope of the label. We have also agreed with the FDA and the EMA to terminate our 401 trial, in light of the exclusion of patients with PBC with decompensated cirrhosis from the Ocaliva label in the U.S. While we remain blinded to safety and efficacy data in these trials, the Data Monitoring Committee (“DMC”) reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC as well as the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we discussed with the FDA and the EMA proposed modifications to the COBALT trial, and we notified the FDA and the EMA of the DMC’s recommendation. Based on discussions with both the FDA and EMA, which are ongoing, we intend to close-out the COBALT trial. We will continue to generate placebo controlled data from the COBALT trial as well as data from studies utilizing real world evidence, which we expect will include outcomes data from the Phase 3 POISE long-term extension study, in support of a broader evidence data package. We expect the data generation process to take several quarters and plan to submit this data package to the FDA and the EMA in 2022. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC.

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

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct or complete a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, interim analysis results at 18 months in our Phase 3 REGENERATE trial were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. The REGENERATE trial is ongoing for verification and description of clinical benefit of OCA for liver fibrosis due to NASH. There can be no assurance that the clinical outcomes portion of our REGENERATE trial will confirm that the surrogate endpoint used as the basis of the regulatory submissions we have made or expect to make seeking approval of OCA for liver fibrosis due to NASH will eventually show an adequate correlation with clinical outcomes. In addition, as a condition of the accelerated approval of Ocaliva for PBC in the United States, we are required to conduct a clinical outcomes study with respect to Ocaliva for PBC. Following discussions with regulatory authorities, we initiated our COBALT clinical outcomes confirmatory trial for PBC in December 2014 prior to the approval of Ocaliva for PBC. There can be no assurance that our COBALT trial conducted as part of our post-marketing obligations will confirm that the surrogate endpoint used for accelerated approval of Ocaliva for PBC will show an adequate correlation with clinical outcomes.

Furthermore, in regard to our ongoing COBALT trial, changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis (e.g., Child-Pugh Class B or C), a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension have influenced modifications to our study design overall and as a result of the changes to the U.S. prescribing information we also have removed from the trial subjects in the United States who are now excluded from the scope of the label. In addition, while we remain blinded to safety and efficacy data in this trial, the DMC reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and reviewed unblinded safety and pharmacokinetic data. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC and the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we discussed with the FDA and the EMA proposed modifications to the COBALT trial, and we notified the FDA and the EMA of the DMC’s recommendation. Based on discussions with both the FDA and EMA, which are ongoing, we intend to close-out the COBALT trial. We will continue to generate placebo controlled data from the COBALT trial as well as data from studies utilizing real world evidence, which we expect will include outcomes data from the Phase 3 POISE long-term extension study, in support of a broader evidence data package. We expect the data generation process to take several quarters and plan to submit this data package to the FDA and the EMA in 2022. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

Our marketing authorization in the European Union for Ocaliva for the treatment of PBC is not a full approval. Instead, it is conditional on the conduct of certain post-approval studies including the COBALT trial. Our ability to maintain conditional marketing authorization of Ocaliva for PBC in the European Union is limited to specific circumstances and subject to several conditions and obligations that we may be unable to satisfy in whole or at all, including the completion of one or more clinical outcomes trials to confirm the clinical benefit of Ocaliva for PBC. Conditional marketing authorizations based on interim clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (i) the benefit-risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data post-authorization, (iii) an unmet medical need will be fulfilled by the product and (iv) the benefit to patients of the product’s immediate availability outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including obligations relating to the timely and successful completion of ongoing or new studies and the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the benefit-risk balance remains positive, and after an assessment of the need for additional or modified conditions. Although we have successfully renewed our conditional marketing authorization in the European Union in the past, there can be no assurance that we will be able to continue to do so in the future. Failure to renew our conditional marketing authorization would prevent us from continuing to market Ocaliva for PBC in the European Union.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States. Among other things, the purpose of the ACA was to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases each year, on sales by branded pharmaceutical manufacturers. The ACA has been challenged repeatedly in court, and its future is uncertain. If the ACA is ultimately overturned or repealed, the effect on our business could be material.

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

Our business and operations would suffer in the event of system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions.

In recent years, cybersecurity threats have become a greater risk and focus for companies. In particular, ransomware attacks, where a hacker locks and threatens to delete or disclose the victim’s data unless a ransom is paid, has become a major risk. We and our third-party service providers are at risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of, or access to, computer systems (including from internal and external sources). These types of incidents continue to be prevalent and pervasive across industries, including in our industry. In addition, we expect information security risks to continue to increase due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware, phishing, and other cyber-attacks. Our information security systems and those of our third-party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information we collect or use in our business. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, personal information or other protected information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss or unauthorized disclosure of clinical trial data from completed, ongoing or planned clinical trials could prevent us from obtaining regulatory approval or delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer negative impact to our reputation, financial loss and be subject to regulatory fines and penalties. In addition, breaches and other unauthorized data access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the reliance on remote working technologies by our employees and third-party partners due to COVID-19 and related public health safety measures and the prevalent use of mobile devices that access confidential and personal information increases the risk of data security breaches, which could lead to the loss of confidential information, personal information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various data protection laws and our business and operations would suffer in the event of violations of these laws.

In the United States, numerous federal and state laws, including, without limitation, HIPAA, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information as well as consumer rights with regard to such information. For example, California passed the California Consumer Privacy Act of 2018, which became effective on January 1, 2020, and other states have enacted similar privacy laws. Various foreign countries where we may process personal information also have, or are developing, privacy and data protection laws governing the collection, use, disclosure and storage of personal information.

In July 2016, U.S. and European Commission officials adopted a framework called the European Union-U.S. Privacy Shield (the “EU Privacy Shield”) to govern transfers of personal data from the European Economic Area (“EEA”) to the U.S. We adopted the European Union-U.S. Privacy Shield and have certified to its requirements since October 2016. We also adopted the Swiss-U.S. Privacy Shield (the “Swiss Privacy Shield”) in order to legitimize the transfer of personal data from Switzerland to the U.S. In May 2018, the General Data Protection Regulation (the “GDPR”) took effect in the EEA. The GDPR imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than previous EEA data protection legislation. In addition, although we have implemented certain measures as a result of Brexit to allow for the transfer of personal data between EEA member states and the United Kingdom, we may need to develop additional mechanisms to permit for the transfer of this data. Implementation of the GDPR and other changes in privacy and data protection laws or regulations could require changes to certain of our business practices, thereby increasing our costs. While we continue to engage in activities to comply with the GDPR requirements and other data protection laws, we may be unsuccessful in these efforts.

On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU Privacy Shield as a data transfer mechanism for transferring personal data from the EEA to the U.S., effective immediately. On September 20, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss Privacy Shield. Therefore, the EU Privacy Shield and the Swiss Privacy Shield no longer qualify as appropriate safeguards for the transfer of personal data from the EEA or Switzerland to the U.S. and transfers made under those frameworks could attract regulatory scrutiny and penalties for non-compliance. There was no “grace period” to allow organizations to implement an alternative data transfer mechanism to the EU Privacy Shield and the Swiss Privacy Shield. While the European Commission approved Standard Contractual Clauses (“SCCs”) and Binding Corporate Rules remain valid mechanisms to transfer personal data to third countries outside the EEA and Switzerland, the CJEU's ruling has also imposed enhanced due diligence obligations on organizations acting as data exporters and relying on SCCs to ensure that the laws of the country to which personal data is transferred offers a level of data protection that is essentially equivalent to the EEA. On June 4, 2021, the European Commission adopted new SCCs more aligned with the requirements of the GDPR and to be used when personal data is transferred outside of the European Union. On June 28th, 2022, the EU Commission granted “adequacy” to the UK, allowing the free flow of EU resident personal data from the EU to recipients located in the UK. However, due to the UK’s withdrawal from the EU, the new SCCs are not valid for transfers of UK resident personal data to countries outside of the UK. The UK Information Commissioner’s Office is currently drafting a UK version of SCCs to facilitate such transfers. We are in the process of assessing the new SCCs and determining how to apply them. To the extent we are not able to employ suitable data transfer mechanisms, including the implementation of the new SCCs, to facilitate international transfers of data, our ability to conduct our business may be materially adversely impacted.

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

We may also anticipate needs for growth that do not materialize. For example, we expanded our commercial organization in anticipation of a potential U.S. commercial launch of OCA for liver fibrosis due to NASH. However, in June 2020, we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. In August 2020, we adopted the 2020 Workforce Plan to reduce our workforce in light of the receipt of the CRL from the FDA. The 2020 Workforce Plan sought to streamline our operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support our successful PBC business. The 2020 Workforce Plan resulted in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and was completed in the beginning of 2021. We can provide no assurance that we will correctly forecast the needs for growth given our reliance on approvals from regulatory authorities for our product candidates.

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

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. While we intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva, we can offer no assurance as to when the lawsuits will be decided, or whether the lawsuits will be successful. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 17 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

In October 2020, the USPTO granted to the Company a reissue patent, the ‘286 Patent. By operation of law, our primary composition of matter patent protecting Ocaliva, the ‘390 Patent, was withdrawn and replaced by the ‘286 Patent, which contains composition of matter claims to OCA. The ‘286 Patent has been substituted in any litigation where the ‘390 Patent was asserted. The ‘286 Patent, like its predecessor the ‘390 Patent, was scheduled to expire in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, and pursuant to the Hatch-Waxman Act, we previously applied for an extension of the patent term for the ‘390 Patent in the U.S. seeking to extend the term of the ‘390 Patent into 2027. After the ‘286 Patent was issued, the application for extension of patent term was transferred to the ‘286 Patent. In February 2021, a patent term extension certificate was issued, which extends the term of the ‘286 Patent into 2027. Similarly, in connection with the conditional approval of Ocaliva for PBC in the European Union, we applied for supplementary protection certificates (“SPC”) to extend the patent term for the European analogue of the ‘390 Patent (now the ‘286 Patent) in most of the European Union into 2027. To date, we have received grants of SPC in Austria, Belgium, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. We have also taken similar actions in other jurisdictions and countries where regulations providing for patent term extension exist. The issued patents for OCA are expected to expire between 2022 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid. The substitution in the U.S. of the ‘286 Patent for the ‘390 Patent has no effect on foreign patent rights.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to file patent infringement lawsuits or engage in other adversarial proceedings to stop another party from making, using, selling, offering for sale or importing the inventions claimed in any of our patents, that individual or company alleged to be infringing has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive, consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable or not infringed, and that we do not have the right to stop the other party from making, using, selling, offering for sale or importing the inventions. For example, we have received paragraph IV certification notice letters from several generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. Such lawsuits may be expensive and divert our management’s time and attention. In addition, to the extent such lawsuits are not successful, and a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 17 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Risks Related to Our Indebtedness

Certain of our debt is secured and imposes covenants.

In August 2021, we retired significant portions of our existing convertible notes by issuing $500.0 million in new 2026 Convertible Secured Notes. These new notes are secured by a first priority security interest in substantially all assets of Intercept Pharmaceuticals, Inc., including intellectual property. If subsidiaries of Intercept Pharmaceuticals, Inc. meet certain threshold requirements, they may also become guarantors of the notes and subject to a requirement to pledge their security interests.

The new notes also include additional covenants and other requirements compared with our other convertible notes, including limits on incurrence of further indebtedness, limits on payment of dividends, limits on repayment of principal of other indebtedness (other than repayment of the 2023 Convertible Notes at maturity, or before maturity at less than par), limits on transfer of material intellectual property to subsidiaries unless the subsidiaries become guarantors, and requirements to deliver collateral to the collateral agent and enter into deposit account control agreements as regards certain of our bank accounts.

If we fail to comply with these requirements, fail to repay the debt, or otherwise default under these new notes, and the indenture trustee and/or noteholders exercise remedies, they may foreclose on substantially all of our assets, and any such default could also result in a default under our other outstanding indebtedness. Any of which would significantly impair our business and the value of our stock.

We will need significant additional capital to retire or refinance our debt.

In August and September 2021, we refinanced and repurchased approximately 75% of our 2023 Convertible Notes. We now have outstanding $113.7 million of 2023 Convertible Notes due July 1, 2023; $500.0 million 2026 Convertible Secured Notes due February 15, 2026; and $115.3 million 2026 Convertible Notes due May 15, 2026.

Based on our current cash position, we will need to raise significant additional capital to repay our outstanding notes maturing in 2026, either from operations, sale of assets, new debt, or new equity. We are not currently profitable, and sales of significant assets could affect our business and future profitability. Given our level of indebtedness, new debt or new equity financing to refinance or pay off our 2026 maturities may not be available on attractive terms, or at all, and, even if available, the issuance of new equity or new convertible notes could dilute existing stockholders.

Our 2026 Convertible Secured Notes are secured by a first priority lien on substantially all assets, so we do not have substantial unsecured assets to pledge to prospective lenders. The 2026 Convertible Secured Notes impair our ability to incur debt maturing prior to their maturity. Lenders may be unwilling to lend on an unsecured basis beyond the maturity of the 2026 Convertible Secured Notes. If we do retire or refinance the 2023 Convertible Notes and the 2026 Convertible Secured Notes, we may still be limited in our ability to retire or refinance the 2026 Convertible Notes.

Inability to repay our debts when due could trigger collection efforts, noteholder remedies, and litigation, and significantly impair the value of our stock.

The issuance of shares of our common stock upon conversion of the convertible notes would dilute the ownership interests of our stockholders and could depress the trading price of our common stock.

We may settle conversions of our outstanding convertible notes in cash, shares of our common stock or a combination of cash and shares of our common stock. The issuance of shares of our common stock upon conversion of the convertible notes would dilute the ownership interests of our stockholders, which could depress the trading price of our common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $11.60 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, the factors that may result in wide fluctuations in the price of our common stock include any:

●	delay, failure or receipt of regulatory approval for our product candidates, including OCA for liver fibrosis due to NASH;
●	delay, failure or receipt of additional marketing authorizations for Ocaliva or our product candidates, including OCA for liver fibrosis due to NASH, in our target markets;
●	failure to successfully commercialize our approved products in the United States, the European Union and our other target markets, or our inability to maintain regulatory approval for Ocaliva or our other approved products in such markets;
●	clinical trial failure, including any such failure resulting from issues, delays or difficulties in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our clinical trials, such as our NASH and PBC trials;
●	the effects of COVID-19 and related public health safety measures and business closures and disruptions;
●	inability to obtain additional funding;
●	delay in filing an investigational new drug application, NDA, MAA or comparable submission for any of our product candidates, and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;
●	potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates;
●	inability to obtain adequate product supply of Ocaliva, OCA for liver fibrosis due to NASH or any of our other product candidates or the inability to do so at acceptable prices;

●	results of clinical trials of our competitors’ products and product candidates;
●	regulatory or advisory committee actions or recommendations with respect to our products or product candidates, including Ocaliva or OCA for liver fibrosis due to NASH, or our competitors’ products or product candidates;
●	changes in laws or regulations applicable to our products or product candidates;
●	failure to meet or exceed financial projections or guidance we may provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	competition from existing products or new products that may emerge;
●	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key management or scientific personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional financing efforts;
●	disputes, governmental inquiries or investigations, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	sales of our common stock by us, our insiders or our other stockholders;
●	failure to adopt appropriate information security systems, including any systems that may be required to prevent or defend against system failures or security or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions;
●	failure to comply with data protection laws;
●	market conditions for biopharmaceutical stocks in general; and
●	general economic, industry, market and political conditions.

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

We may in the future raise funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in August 2021, we issued $500.0 million aggregate principal amount of the 2026 Convertible Secured Notes, in May 2019, we issued and sold an aggregate of 2,879,760 shares of common stock and $230.0 million aggregate principal amount of the 2026 Convertible Notes, in April 2018, we issued and sold an aggregate of 4,257,813 shares of common stock and in July 2016, we issued and sold $460.0 million aggregate principal amount of the 2023 Convertible Notes. Conversions of the Convertible Notes will dilute the ownership interests of existing shareholders to the extent that we elect to deliver shares of our common stock (or a combination of cash and shares of our common stock) in connection therewith. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock. We may also issue shares of common stock, stock options, restricted stock, restricted stock units or other stock-based awards under our existing or future equity incentive plans or other employee or director compensation plans. The issuance of additional shares of common stock (including pursuant to conversions of the Convertible Notes) or other securities convertible into or exchangeable for our common stock, or the perception that such issuances may occur, may materially and adversely affect the price of our common stock and the Convertible Notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities

On August 17, 2021, the Company sold $500.0 million of 2026 Convertible Secured Notes in exchange for old convertible notes and in a new subscription for cash, as described above in “Long-Term Debt” in the notes to our financial statements. These new notes were issued in a private placement to institutional investors in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

As of August 20, 2021, the Company agreed with its financial advisor in the exchange and issuance, J. Wood Capital Advisors LLC, to settle its financial advisory fee for services rendered through issuance of 769,823 shares of common stock, equivalent to $10.0 million. These shares were issued in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Of the new 2026 Convertible Secured Notes, $117.6 million were issued at par for cash. Substantially all proceeds were used either for the repurchase of 4,521,502 shares of common stock in connection with the notes issuance for $75.8 million, or the repurchase in September 2021 of additional 2023 Convertible Notes for $38.1 million.

The 2026 Convertible Secured Notes are convertible into shares of common stock, with the terms of conversion described under above “Long-Term Debt”, which have not been registered under the Securities Act. The 2026 Convertible Secured Notes contain various covenants, including limitations upon the payment of dividends.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to purchases of our common stock during the three months ended September 30, 2021.

Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs

July 1, 2021 through July 31, 2021	—	$—	—	—
August 1, 2021 through August 31, 2021	4,521,502	$16.75	—	—
September 1, 2021 through September 30, 2021	—	$—	—	—
Total	4,521,502	$16.75	—	—
(1)	In August 2021, the Company repurchased in privately negotiated transactions 4,521,502 shares of its common stock from purchasers of the 2026 Convertible Secured Notes at an average price of $16.75 per share for an aggregate purchase price of approximately $75.8 million.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

4.1

Indenture, dated as of August 17, 2021, between the Registrant and U.S. Bank National Association, as trustee (previously filed, and incorporated by reference from Exhibit 4.1 to Form 8-K filed on August 23, 2021, File No. 001-35668).

4.2

First Supplemental Indenture (including the Form of Note), dated as of August 17, 2021, between the Registrant and U.S. Bank National Association, as trustee and as collateral agent (previously filed, and incorporated by reference from Exhibit 4.2 to Form 8-K filed on August 23, 2021, File No. 001-35668).

10.1

Security Agreement, dated as of August 17, 2021, among the Registrant, the Guarantors that may from time to time be a party thereto and U.S. Bank National Association, as collateral agent (previously filed, and incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 23, 2021, File No. 001-35668).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020 (audited), (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine-month periods ended September 30, 2021 and 2020 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2021 and 2020 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INTERCEPT PHARMACEUTICALS, INC.

Date: November 3, 2021	By:	/s/ Jerome Durso
Jerome Durso
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)