Form 10-K
period 2021-12-31
INTERCEPT PHARMACEUTICALS, INC.
filed 2022-03-02
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $555.2 million (computed by reference to the closing price of $19.97 on such date as reported by the Nasdaq Global Select Market). Common stock held by our executive officers, directors and certain stockholders as of such date has been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of January 31, 2022 was 29,692,592.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement related to its 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Intercept Pharmaceuticals, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a Risk Evaluation and Mitigation Strategies (“REMS”) program, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate, including in connection with our update to the Ocaliva prescribing information in May 2021 contraindicating Ocaliva for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of interactions with regulators (e.g., the FDA and the European Medicines Agency ("EMA")) regarding our clinical trials;

●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent or defend against system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions;
●	our ability to comply with data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the impact of Brexit; and

the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

SUMMARY RISK FACTORS

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks and uncertainties discussed under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. The following is a list of some of these risks:

Risks Related to Our Financial Position and Need for Additional Capital

●	We are currently dependent on the successful commercialization of Ocaliva for PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially and adversely affected and the price of our common stock may decline.
●	We have never been profitable. We expect to incur losses for the foreseeable future, and we may never achieve or sustain profitability.
●	We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If adequate funds are not available to us, we may be required to delay, limit, reduce or cease our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Development and the Regulatory Review and
Approval of Our Products and Product Candidates

●	We cannot be certain whether Ocaliva will receive full approval for PBC in jurisdictions where it has previously received accelerated or conditional approval, or that Ocaliva will be approved for PBC in any jurisdictions beyond those in which it is currently approved. Furthermore, OCA may not be approved on an accelerated basis, or at all, for NASH or any other indication beyond PBC and we may not receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.
●	We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC and NASH, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.
●	Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.
●	Continuing threats from COVID-19, including additional waves of infections, could materially and adversely affect our clinical trials.
●	Failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials, including OCA, may not have favorable results in later clinical trials or receive or maintain regulatory approval.
●	Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require that our products be taken off the market or include new or additional safety warnings. Any such events may limit our existing and future product sales and materially and adversely affect our business, financial condition and results of operations.
●	We may not be able to obtain or, if approved, maintain orphan drug exclusivity for our approved products or product candidates, which could cause our revenues to suffer.

Risks Related to the Commercialization of Our Products

●	Sales of Ocaliva may be adversely affected by safety and labeling changes required by regulators.
●	We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, could have a material adverse impact on our ability to commercialize such products.

v

●	Legislative and regulatory healthcare reform may adversely affect our business.
●	Ocaliva and our other future approved products, if any, may not achieve broad market acceptance among physicians, patients and healthcare payors, and revenues generated from their sales may be limited as a result.
●	If we fail to develop OCA for additional indications such as NASH, our commercial opportunity will be limited.

Risks Related to Our Business and Strategy

●	We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.
●	We face rapid technological change and competition from other biotechnology and pharmaceutical companies. Our operating results will suffer if we fail to compete effectively.
●	Our business and operations would suffer in the event of system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions.
●	We are subject to various data protection laws and our business and operations would suffer in the event of violations of these laws.

Risks Related to Our Intellectual Property

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products such as Ocaliva and product candidates such as OCA for liver fibrosis due to NASH, others may compete against us more directly, which could harm our business, possibly materially.
●	If we do not obtain protection under the Hatch-Waxman Act in the United States (and similar legislation outside of the United States) extending the terms of our patents and/or providing data or other exclusivity for our products and product candidates, our business may be materially harmed.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

Risks Related to Our Indebtedness

●	Servicing our debt will require significant amounts of cash, and we may not have sufficient cash flow from our business to effectively service our debt.
●	We may incur substantially more debt or take other actions that would affect our ability to pay the principal of and interest on our debt.

Risks Related to Ownership of Our Common Stock

●	We have previously been, and are currently, subject to securities class action litigation and may be subject to similar or other litigation in the future. Such matters can be expensive, time-consuming and have a material adverse effect on our business, results of operations and financial condition.
●	Our stock price has been and may in the future be volatile, which could cause holders of our common stock to incur substantial losses.

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

Following our end of review meeting, we have held a productive dialogue with FDA regarding the REGENERATE study to clarify data, a new consensus read methodology for liver biopsies, and analyses required to resubmit our NDA. We are also in the process of generating a new data package from our REGENERATE study using the new liver biopsy consensus read methodology, and if the data supports accelerated approval, we plan to have a potential pre-NDA submission meeting with the FDA during the first half of 2022. In December 2021, the Company withdrew its MAA as the established application timeline could not be extended any further to allow for submission of additional safety and efficacy data being generated from the REGENERATE study and the Committee for Medicinal Products for Human Use (the “CHMP”) was not able to determine a positive benefit-risk based on previously submitted data. Once the additional data from REGENERATE becomes available, the Company will assess the possibility of submitting a new application to the EMA.

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA in progressive non-viral liver diseases. We are currently conducting a Phase 3 clinical trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients randomized. The liver biopsy samples from REVERSE are being evaluated utilizing a similar, new consensus methodology to what we are using for REGENERATE. We expect top line data from our Phase 3 REVERSE trial in the third quarter of 2022.

We are evaluating the efficacy, safety and tolerability of OCA in combination with bezafibrate in patients with PBC in a Phase 2 study outside of the United States. In the United States, we have an ongoing Phase 1 study to better characterize the exposure response of the fixed-dose combination, and we have an open Investigational New Drug (“IND”) application with the FDA. We are also in the process of initiating a second Phase 2 study in the United States. Our longer-term goal is developing and seeking regulatory approval for a fixed dose combination regimen in PBC and potentially in other diseases. In addition, we have other compounds in early stages of research and development in our pipeline, including our INT-787 compound, an FXR agonist. We are currently evaluating INT-787 in a Phase 1 clinical trial and plan to submit an IND in the first half of 2022.

History and Development of the Company

For a full discussion of the general development of the Company’s business, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 at https://www.sec.gov/Archives/edgar/data/ 1270073/000155837021001804/icpt-20201231x10k.htm, which is incorporated by reference.

Key developments that have occurred since January 1, 2021 include the following:

In May 2021, the newly identified safety signal, or NISS, process was concluded and we aligned with the FDA on updated Ocaliva prescribing information in the United States, and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction.

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

In December 2021, the Company withdrew its MAA with the EMA for conditional approval of OCA for liver fibrosis due to NASH as the established application timeline could not be extended any further to allow for submission of additional safety and efficacy data being generated from the REGENERATE study and the CHMP was not able to determine a positive benefit-risk based on previously submitted data. Once the additional data from REGENERATE becomes available, the Company will assess the possibility of submitting a new application to the EMA.

In February 2022, the French subsidiary of the Company, Intercept Pharma France SAS (“ICPT France”), withdrew its application for reimbursement in France of Ocaliva for treatment of PBC, on account of inability to reach mutually acceptable pricing terms with the Economic Committee for Health Products (“CEPS”), the French regulator for pricing and reimbursement of pharmaceuticals. ICPT France initiated sales of Ocaliva in France prior to finalization of reimbursement terms pursuant to a temporary use authorization (“ATU”).

In February 2022, the Company filed a terminal disclaimer in the United States Patent and Trademark Office concerning its RE 48,286 patent (“the '286 patent”), which is listed in the FDA Orange Book for OCALIVA. As a result of the filing, the expiration date of the '286 patent changed from November 16, 2027 to February 21, 2027.

In February 2022, the Company entered into an Agreement of Lease with United States Fire Insurance Company as landlord and the Company as tenant for space at 305 Madison Avenue, Morristown, NJ 07960. The Company intends to move its principal executive offices and global headquarters there in connection with the expiration on March 31, 2022 of its lease at 10 Hudson Yards, New York, NY 10001.

Our Strategy

Our objective is to develop and commercialize novel therapeutics for the treatment of progressive non-viral liver diseases with high unmet medical need. The key elements of our strategy are to:

●	Further strengthen our foundational PBC business. We intend to further strengthen our foundational PBC business through expanding the market for Ocaliva for eligible patients by increasing Ocaliva’s penetration in the markets where it has been approved, continuing to seek reimbursement in a number of countries where we have been approved, and pursuing regulatory approval for Ocaliva in additional markets. In addition, we continue to work to execute on our post-marketing regulatory commitments and generate new data with respect to Ocaliva in the U.S. and Europe.
●	Execute on our clinical and regulatory goals and timelines. We remain focused on progressing our development program in liver fibrosis due to NASH and if the data supports accelerated approval, we plan to have a potential pre-NDA submission meeting with the FDA during the first half of 2022. We also expect to continue our Phase 3 REGENERATE study through clinical outcomes and to progress our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. We also plan to advance our studies evaluating bezafibrate in combination with OCA for PBC.
●	Expand our portfolio and pipeline. We intend to identify additional opportunities to acquire, partner on, or in-license new products and to develop OCA and our other product candidates, alone or in combination, in rare liver diseases. In addition, we intend to continue to advance the development of our INT-787 compound, which is an FXR agonist. We are currently evaluating INT-787 in a Phase 1 clinical trial and intend to submit an IND in the first half of 2022.
●	Improve our operational and financial foundation. We intend to maintain a strong and experienced leadership team to help to continue to drive Intercept’s growth and development while prudently managing our expenses and cash position.

●	Expand and protect our intellectual property. We intend to continue to expand and aggressively prosecute our intellectual property in the area of bile acid chemistry and therapeutics with the objective of maintaining a valuable intellectual property portfolio and to vigorously defend and enforce our intellectual property rights protecting Ocaliva.

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

Our First Approved Product

Ocaliva

Ocaliva was approved for PBC by the FDA in May 2016 under the accelerated approval pathway. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval, and Ocaliva is now available to U.S. patients primarily through a network of specialty pharmacy distributors. Ocaliva received conditional approval for PBC from the European Commission in December 2016 and we commenced our European (including United Kingdom) commercial launch in January 2017. We have submitted dossiers and obtained, or are otherwise pursuing, reimbursement from a number of national authorities in Europe. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel and Australia, and we are pursuing marketing approval of Ocaliva for PBC in our other international target markets. Ocaliva received orphan drug designation in both the United States and the European Union for the treatment of PBC.

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

A number of published clinical studies have demonstrated that lower levels of ALP, both independently or in conjunction with normal bilirubin levels, correlate with a significant reduction in adverse clinical outcomes such as liver transplant and/or death in PBC patients. These studies include the result of meta-analyses of PBC clinical outcomes data of more than 6,000 PBC patients from 17 academic centers in eight countries that have been compiled by the Global PBC Study Group, which we sponsored, as well as a dataset of over 6,000 PBC patients across the United Kingdom compiled by the UK PBC Group.

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

In November 2021, we presented the results of an analysis of clinical outcomes in patients with PBC treated with Ocaliva in the POISE Phase 3 study and its open label extension compared to propensity score matched external controls from the UK and Global PBC cohorts, as a late-breaking podium presentation at The Liver Meeting, the Annual Meeting of the American Association for the Study of Liver Diseases (AASLD). The study results showed statistically significant greater transplant-free survival in patients receiving obeticholic acid as compared to the control groups.

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

The goal of the COBALT trial is to confirm that reduction of ALP based upon Ocaliva treatment is associated with a longer-term benefit on liver-related clinical outcomes. COBALT was designed to assess the effect of a once-daily dose of 5 mg or 10 mg of Ocaliva in approximately 430 PBC patients with an inadequate therapeutic response to UDCA or who were unable to tolerate UDCA. Under COBALT’s previous study design, eligible patients with PBC continued their UDCA treatment, except for those patients unable to tolerate UDCA, and were randomized into one of two treatment arms of approximately 215 patients each, receiving either (i) a placebo or (ii) Ocaliva starting at 5 mg and increasing over the course of the trial to 10 mg of Ocaliva based on tolerability. Dosing frequency was determined by disease stage. The primary endpoint of the trial was based on clinical outcomes as measured by time to first occurrence of any of the following adjudicated events: death (all-cause), liver transplant, Model of End Stage Liver Disease (“MELD”) score greater than 15, uncontrolled ascites or hospitalization due to variceal bleeding, hepatic encephalopathy or spontaneous bacterial peritonitis. The study was designed to evaluate subjects across the spectrum of PBC disease, including early and advanced PBC. As part of the closure of COBALT, we have discussed endpoint changes with the FDA.

Further, as part of our post-marketing requirements for Ocaliva, we undertook a Phase 4 clinical trial of Ocaliva in patients with PBC who have moderate to severe hepatic impairment (Child-Pugh B and C) (known as the 401 trial). This double-blind, placebo-controlled study was designed to evaluate the pharmacokinetics of Ocaliva and its conjugates, as well as safety and tolerability. Additional objectives included an evaluation of Ocaliva treatment compared to placebo on liver biochemistry, Child-Pugh scores and non-invasive markers of liver fibrosis and stiffness. The trial as designed was targeted to enroll approximately 50 patients in the United States, Europe and other jurisdictions for 48 weeks, but ultimately enrolled a lower number of patients and was closed.

Changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis (e.g., Child-Pugh Class B or C), a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension influenced modifications to our COBALT study design and as a result of the changes to the U.S. prescribing information we also removed from the trial subjects in the United States who are now excluded from the scope of the label. We also agreed with the FDA and the EMA to terminate our 401 trial, in light of the exclusion of patients with PBC with decompensated cirrhosis from the Ocaliva label in the U.S. In addition, while we remain blinded to safety and efficacy data in the COBALT trial and 401 trial, a data monitoring committee (“DMC”) reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC as well as the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we discussed with the FDA and the EMA proposed modifications to the COBALT trial, and we notified the FDA and the EMA of the DMC’s recommendation. Based on discussions with both the FDA and EMA, which are ongoing, we are in the process of closing out the COBALT trial. We will continue to generate placebo controlled data from the COBALT trial as well as data from studies utilizing real world evidence in support of a broader evidence data package, which we anticipate submitting to the FDA and the EMA in the second half of 2022. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC.

We are also undertaking a Phase 2 clinical trial of Ocaliva in pediatric patients with biliary atresia, a life-threatening condition in infants in which the bile ducts inside or outside the liver do not have normal openings. This trial, known as the CARE trial, is a part of an EMA-approved Pediatric Investigation Plan (“PIP”) supporting the conditional approval of Ocaliva for PBC in the European Union as PBC is extremely rare in the pediatric population. The CARE trial is designed to evaluate the effects of Ocaliva treatment where patients with biliary atresia are randomized to varying doses. The primary endpoint is to evaluate the pharmacokinetics and the safety and tolerability of Ocaliva treatment. In addition, Ocaliva’s effect on hepatobiliary indices and biomarkers will be assessed.

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

The FDA notified us that, in the course of its routine safety surveillance, in May 2020 the FDA began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk. The FDA informed us that its review of the NISS was focused on a subset of the cirrhotic, or more advanced, PBC patients who had taken Ocaliva. As part of our routine pharmacovigilance efforts, we worked with the FDA to reconcile our internal safety database with the FDA Adverse Event Reporting System database and we completed a comprehensive assessment of all available data, including data from our completed clinical trials, blinded reviews of ongoing clinical trial data, unblinded reviews of certain ongoing clinical trial data by the DMC, post-marketing data and natural history data, which we submitted to the FDA and had a meeting in 2021 to discuss.

In May 2021, the NISS process was concluded and we aligned with the FDA on updated Ocaliva prescribing information in the United States, and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction. We are also working with the CHMP to update our European Ocaliva label, which we expect will occur in 2022.

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

Following our end of review meeting, we have held a productive dialogue with FDA regarding the REGENERATE study to clarify data, a new consensus read methodology for liver biopsies, and analyses required to resubmit our NDA.

We are also in the process of generating a new data package from our REGENERATE study using the new liver biopsy consensus read methodology, and if the data supports accelerated approval, we plan to have a potential pre-NDA submission meeting with the FDA during the first half of 2022. With respect to our European submission seeking conditional approval of OCA for liver fibrosis due to NASH, in December 2021 we withdrew our MAA as the established application timeline could not be extended any further to allow for submission of additional safety and efficacy data being generated from the REGENERATE study and the CHMP was not able to determine a positive benefit-risk based on previously submitted data. Once the additional data from REGENERATE becomes available, the Company will assess the possibility of submitting a new application to the EMA.

In addition, we have conducted a number of other trials and studies in connection with our NASH development program, and our Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial, is ongoing. We expect top line data from our Phase 3 REVERSE trial in the third quarter of 2022.

Overview of NASH

NASH is a serious progressive liver disease caused by excessive fat accumulation in the liver (steatosis) that induces chronic inflammation, resulting in progressive fibrosis (scarring) that can lead to cirrhosis, eventual liver failure, cancer and death. More than 20% of patients with NASH are estimated to progress to cirrhosis within a decade of diagnosis and, compared to the general population, have a ten-fold greater risk of liver-related mortality. The proportion of liver transplants attributable to NASH has increased rapidly in recent years with NASH currently the second leading cause of liver transplantation in the United States and, in females, the leading cause. NASH is anticipated to become the leading indication for liver transplantation in Europe within the next decade. Additionally, NASH is a leading, and a rapidly increasing, cause of hepatocellular carcinoma (primary liver cancer), of which up to 40% of cases in NASH patients develop prior to developing cirrhosis.

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

In February 2019, we announced topline results from the REGENERATE trial interim analysis. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis and adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. Although a numerically greater proportion of patients in both OCA treatment arms compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. NASH resolution is defined as the overall histopathologic interpretation of (i) no fatty liver disease or (ii) fatty liver disease (simple or isolated steatosis) without steatohepatitis AND a nonalcoholic fatty liver disease (“NAFLD”) activity score (“NAS”) of 0 for ballooning and 0-1 for inflammation. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. In November 2019, the results of the 18-month interim analysis from the REGENERATE trial were published in The Lancet.

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

Phase 3 REVERSE Trial

We are currently conducting a Phase 3 clinical trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. REVERSE is a randomized, double-blind, placebo-controlled, multicenter trial evaluating the safety and efficacy of OCA in NASH patients with compensated cirrhosis. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients with a biopsy-confirmed diagnosis of cirrhosis due to NASH randomized. We expect top line data from our Phase 3 REVERSE trial in the third quarter of 2022.

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

Bezafibrate, a PPAR agonist that has been studied in PBC, is not approved in the U.S. for any indication. We are evaluating the efficacy, safety and tolerability of OCA in combination with bezafibrate in patients with PBC in a Phase 2 study outside of the United States. In the United States, we have an ongoing Phase 1 study to better characterize the exposure response of the fixed-dose combination, and we have an open IND application with the FDA. We are also in the process of initiating a second Phase 2 study in the United States. Our longer-term goal is developing and seeking regulatory approval for a fixed dose combination regimen in PBC and potentially in other diseases.

Other Product Candidates

The discovery and development of safe and effective new product candidates and the development of additional uses for our existing product candidates and approved products, are important for the continued strength of our business. We, together with our collaborators, have discovered several bile acid chemistry-based compounds that are in the early stages of research and development. Among these compounds is INT-787, which is an FXR agonist that we are currently evaluating in a Phase 1 clinical trial. INT-787 has distinct pharmacological properties that differ from those of OCA and has shown potential anti-fibrotic and anti-inflammatory effects in animal models. We believe that bile acid analogs may have utility in a broad range of diseases beyond non-viral liver disease and we have in the past, and may in the future, explore the potential application of our development compounds outside of our core areas of focus.

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

OCA for Liver Fibrosis Due to NASH

There are currently no medications approved for the treatment of NASH. However, various therapeutics are used off-label for the treatment of NASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and UDCA. There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of NASH, including Madrigal Pharmaceuticals, Inc.’s THR beta agonist (resmetirom), Novo Nordisk’s GLP1 agonist (semaglutide), and Inventiva’s pan-PPAR agonist (lanifibranor), as well as FXR agonists from Novartis AG (tropifexor, nidufexor), Metacrine (MET409, MET642), Terns Pharmaceuticals (TERN-101), Gilead Sciences, Inc. (cilofexor) and Enanta Pharmaceuticals, Inc. (EDP-305).

Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NASH include AstraZeneca plc, Altimmune Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Durect Corporation, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Immuron Ltd., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., MediciNova, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Inc., NuSirt Sciences Inc., Pfizer Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. NASH is a complex disease and we believe that it is unlikely that any one therapeutic option will be optimal for every NASH patient.

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

The patent portfolio for OCA contains U.S. and non-U.S. patents and patent applications directed to compositions of matter, methods of use and manufacturing methods. Our primary composition of matter patent for OCA was to expire in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, we applied for an extension of the patent term for this patent in the United States into 2027, which extension has been granted. In addition, in connection with the conditional approval of Ocaliva for PBC in the European Union, we have applied for supplementary protection certificates (“SPC”) to extend the patent term for this patent in the European Union into 2027. To date, we have received grants of SPC in Austria, Belgium, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom and we have taken similar action in other jurisdictions and countries where similar regulations exist. In February 2022, we filed a terminal disclaimer in the United States Patent and Trademark Office concerning our primary composition of matter patent for OCA, which changed the expiration date of the patent from November 16, 2027 to February 21, 2027.

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

We source the manufacture and commercial supply of API from such manufacturers, for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH. We believe that we have secured supplies of API sufficient to meet our PBC commercial supply requirements as well as our NASH commercial supply requirements during the initial stages of our NASH launch if OCA is approved for the treatment of liver fibrosis due to NASH. One such supply agreement is with PharmaZell GmbH (“PharmaZell”). Our supply agreement with PharmaZell does not require us to purchase a specific percentage of our annual commercial requirements of API from PharmaZell. We have also qualified an additional API supplier from which we may currently acquire API on a purchase order basis and continue to engage in activities intended to ensure that our long-term commercial supply requirements are satisfied. In connection with such efforts, we entered into an agreement with a third potential supplier of API for the manufacture of Ocaliva and, if approved, OCA for liver fibrosis due to NASH, under which we may in the future be obligated to purchase a portion of our API requirements in the event of the achievement of agreed regulatory and product development milestones.

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

Sales and Marketing

Ocaliva is our first approved product and the commercial launch of Ocaliva for PBC is our first product launch. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization and third-party distributors depending on the jurisdiction. We are developing our commercialization strategy for OCA for liver fibrosis due to NASH, if approved, and have not yet decided on our commercialization strategy for OCA for other indications or for our other product candidates, in each case, if approved. We intend to continue to evaluate how best to commercialize our product candidates, if approved, in the United States and internationally, and may choose to collaborate with third parties that have sales and marketing capabilities and established distribution systems, either to augment our own capabilities or in lieu thereof.

Customers

We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC and we commenced our European (including United Kingdom) commercial launch in January 2017. Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel and Australia. We recognized net product sales of Ocaliva of $363.5 million, $312.7 million and $249.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. We sell Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as our customers. For a discussion of our customer concentration, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of a NDA requesting approval to market the product. The submission of a NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. Currently, the application fee is approximately $3.1 million for NDAs with clinical data and approximately $1.6 million for NDAs without clinical data. The sponsor under an approved NDA is also subject to annual program user fees, currently approximately $369,000. Program fees are assessed for each approved prescription drug product identified in an approved application, up to five program fees per application. These fees are typically modified annually. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

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

See “Item 1. Business—Overview” for discussion of our accelerated approval status.

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

In accordance with the applicable requirements under the accelerated approval pathway, we initiated our Phase 4 COBALT clinical outcomes confirmatory trial for Ocaliva in PBC in December 2014, following discussions with the FDA. The study was designed to evaluate subjects across the spectrum of PBC disease, including early and advanced PBC. We also agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment in a study known as the 401 trial and as monotherapy in patients with PBC. In addition, we agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment.

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

Pediatric Exclusivity and Pediatric Use

In the United States, under the Best Pharmaceuticals for Children Act, sponsors may obtain a six month extension of unexpired regulatory exclusivities and terms of unexpired Orange Book-listed patents relating to their drug, if pediatric studies substantially complying with a Written Request are completed and submitted by the sponsor to the FDA within the statutory time frame. In December 2021, we submitted a request to the FDA seeking a Written Request for pediatric studies concerning obeticholic acid.

In addition, in Canada, in September 2021, we submitted materials to Health Canada, the applicable regulator, regarding pediatric study information and pediatric labeling, which could result in a six-month market exclusivity extension in Canada.

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

OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC and PSC. In the United States, Ocaliva’s orphan exclusivity for its approved PBC indication runs until May 27, 2023.

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

In October 2016, the CHMP of the EMA adopted a positive opinion recommending the granting of a conditional marketing authorization of Ocaliva in PBC. Based on the CHMP’s positive recommendation, the European Commission granted a conditional marketing authorization of Ocaliva in PBC in December 2016. Although we have successfully renewed our conditional marketing authorization in the European Union in the past, there can be no assurance that we will be able to continue to do so in the future. Failure to renew our conditional marketing authorization would prevent us from continuing to market Ocaliva for PBC in Europe. PBC is extremely rare in the pediatric population. Therefore, in accordance with applicable regulations, the PBC marketing authorization required demonstration of compliance with all measures included in an EMA-approved Pediatric Investigation Plan for OCA for the treatment of biliary atresia, a pediatric cholestatic disease.

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

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before its cost may be funded within the respective national healthcare systems. The requirements governing drug pricing vary widely from country to country. For example, European Union member states can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and may control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profits the medicinal product generates for the company placing it on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products on cost-effectiveness grounds. Historically, products launched in countries in the European Union do not follow price structures of the United States and generally their prices tend to be significantly lower. In February 2022, ICPT France withdrew its application for reimbursement in France of Ocaliva for treatment of PBC, on account of inability to reach mutually acceptable pricing terms with CEPS. ICPT France initiated sales of Ocaliva in France prior to finalization of reimbursement terms pursuant to a temporary use authorization (“ATU”). As required by French law, ICPT France intends to continue to provide Ocaliva in France for one year following the closure of the ATU period, for purposes of continuity of treatment for patients using Ocaliva. ICPT France will continue to work with the French regulators regarding ATU and post-ATU payback.

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

Other Laws

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), imposes obligations, on “covered entities,” including health plans and healthcare providers, and their business associates with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Although drug manufacturers are not directly subject to HIPAA, we could be subject to criminal or civil penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. We are also subject to state, federal and international privacy and security laws governing the processing and security of personal identifiable information.

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

In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products. Several states prohibit providing certain payments or items of value to healthcare providers or other enumerated individuals or entities, as well as various other marketing-related activities. Certain states require the posting of information relating to clinical studies and their outcomes. In addition, several states require pharmaceutical companies to implement compliance programs and marketing codes, and additional states are considering similar proposals. Also, some states and localities require sales representatives to be registered or licensed. Some of the state laws are broader in scope than federal laws. Compliance with these laws is challenging and requires significant time and resources, and any failure to comply with such laws could result in significant civil penalties and other adverse consequences.

Human Capital Resources

As of December 31, 2021, we had 437 employees, of which 319 were based in the United States, including at our facilities in New York and San Diego, and 118 were based outside the United States, including at our offices in London. A significant percentage of our employees have obtained advanced degrees in their professions. None of our employees are represented by a labor union and we consider our employee relations to be good.

We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Given our leadership in the treatment of progressive non-viral liver disease coupled with our disciplined management of our financial resources, we continue to be able to fill the vacated positions and, if needed, grow our headcount in support of our commercial organization and our pipeline of research and development programs and product candidates. In addition, we continually evaluate our headcount with respect to our business needs and opportunities and seek to balance in house expertise and capacity with outsourced expertise and capacity.

We monitor our compensation programs closely and provide what we consider to be a competitive mix of compensation and insurance benefits for our employees, as well as participation in our equity programs.

We offer employees a number of additional resources and tools to help in their personal and professional development, including career development planning, professional assessment and feedback tools, and wellness programs through which employees may access information regarding scheduled healthy lifestyle activities, articles and other beneficial resources.

We are committed to hiring, developing and supporting a diverse and inclusive workplace, and continue to focus on extending our equality, diversity and inclusion initiatives across our workforce. Our virtual Diversity, Equity, and Inclusion (DEI) Hub recognizes the power of a diverse, equitable and inclusive work force, and how it enriches the professional lives of team members, drives innovation, and connects the Company to the patients and communities it serves. Employees have access to internally produced resources, articles, and toolkits, as well as a virtual DEI calendar.

In response to the COVID-19 pandemic and related risk mitigation efforts, we assembled a COVID-19 task force, which consists of leaders from various departments within our organization, and is responsible for monitoring developments related to the COVID-19 pandemic and implementing safety policies and procedures. Our office-based employees have been largely working remotely and we have leveraged digital communication technologies where appropriate to facilitate interactions with patients, healthcare professionals and our other stakeholders.

Corporate and Available Information

We were incorporated in Delaware in September 2002. Our principal executive offices are located at 10 Hudson Yards, 37th Floor, New York, NY 10001 and our telephone number is (646) 747-1000. We have several additional offices, including those in San Diego, California and London, United Kingdom. We are in the process of moving our principal executive offices to 305 Madison Avenue, Morristown, NJ 07960, in connection with the expiration of our lease at 10 Hudson Yards.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We incurred net losses of $91.4 million, $274.9 million and $344.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under licensing and collaboration agreements. At December 31, 2021, we had $429.4 million in cash, cash equivalents, restricted cash and investment debt securities.

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

As part of our product development activities, we currently expect to continue our Phase 3 clinical program of OCA for liver fibrosis due to NASH, including our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes for verification and description of clinical benefit and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis. Our expenses could increase if we are required by the FDA or the EMA to perform studies or trials in addition to those currently expected, if our current trials are modified for any reason, or if there are any issues or delays in completing our clinical trials or the development of any of our product candidates, due to COVID 19 or otherwise. For example, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. Although we are in discussions with the FDA with respect to the potential resubmission of our NDA seeking accelerated approval of OCA for the treatment of liver fibrosis due to NASH, there is no assurance that we will be successful or that OCA will be approved for liver fibrosis due to NASH on an accelerated basis, or at all. Accordingly, our previously anticipated U.S. commercial launch of OCA for liver fibrosis due to NASH has been postponed, we do not expect to generate revenues for this indication until it has been approved, and we may incur significantly greater costs than previously anticipated in connection with the development of OCA for liver fibrosis due to NASH.

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

As of December 31, 2021, we had $429.4 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2022. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our receipt in June 2020 of a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

The terms of any future financing may adversely affect the interests of our existing securityholders. For example, to the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, in addition to covenants under our existing debt financings. We also could be required to seek funds through arrangements with licensing or collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We commenced our commercial launch of Ocaliva for PBC in certain European countries in 2017 following the European Commission’s grant of conditional approval in December 2016. Our marketing authorization in the European Union was granted on the condition of the successful completion of the COBALT trial and our “401 trial” evaluating the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment. We have closed our 401 trial and are in the process of closing our COBALT trial. We are in discussions with the FDA and EMA with respect to the future of our post-marketing commitments.

Since January 2017, Ocaliva has also received regulatory approval in several of our target markets outside the United States and Europe, including (but not limited to) Canada, Israel, and Australia, and we continue to pursue marketing approval of Ocaliva for PBC in our other international target markets. If obtained, continued approval of Ocaliva for PBC in such jurisdictions may be contingent upon the verification and description of clinical benefit in confirmatory trials. Any delay or failure in satisfying the post-marketing regulatory commitments and requirements to which we are or may become subject may jeopardize the continued approval of Ocaliva for PBC in the United States, European Union and other jurisdictions. In some markets where regulatory approval has been obtained for Ocaliva, discussions with national public health system authorities regarding reimbursement are ongoing. In February 2022, ICPT France withdrew its application for reimbursement in France of Ocaliva for treatment of PBC, on account of inability to reach mutually acceptable pricing terms with CEPS. ICPT France initiated sales of Ocaliva in France prior to finalization of reimbursement terms pursuant to an ATU. As required by French law, ICPT France intends to continue to provide Ocaliva in France for one year following the closure of the ATU period, for purposes of continuity of treatment for patients using Ocaliva. ICPT France will continue to work with the French regulators regarding ATU and post-ATU payback.

Changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis (e.g., Child-Pugh Class B or C), a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension influenced modifications to our COBALT study design and as a result of the changes to the U.S. prescribing information we also removed from the trial subjects in the United States who are now excluded from the scope of the label. We also agreed with the FDA and the EMA to terminate our 401 trial, in light of the exclusion of patients with PBC with decompensated cirrhosis from the Ocaliva label in the U.S. In addition, while we remain blinded to safety and efficacy data in these trials, the Data Monitoring Committee (“DMC”) reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC as well as the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we discussed with the FDA and the EMA proposed modifications to the COBALT trial, and we notified the FDA and the EMA of the DMC’s recommendation. Based on discussions with both the FDA and EMA, which are ongoing, we closed our 401 trial and are in the process of closing out the COBALT trial. We will continue to generate placebo controlled data from the COBALT trial as well as data from studies utilizing real world evidence in support of a broader evidence data package, which we anticipate submitting to the FDA and the EMA in the second half of 2022. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC.

Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is not guaranteed. Even after the submission of a NDA, the FDA may decide not to accept the submission for filing and review or may determine that the submission does not support approval. For example, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. In December 2021, the Company withdrew its MAA as the established application timeline could not be extended any further to allow for submission of additional safety and efficacy data being generated from the REGENERATE study and the CHMP was not able to determine a positive benefit-risk based on previously submitted data. Once the additional data from REGENERATE becomes available, the Company will assess the possibility of submitting a new application to the EMA.

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

Changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis (e.g., Child-Pugh Class B or C), a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension influenced modifications to our COBALT study design and as a result of the changes to the U.S. prescribing information we also removed from the trial subjects in the United States who are now excluded from the scope of the label. In addition, while we remain blinded to safety and efficacy data in this trial, the DMC reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and reviewed unblinded safety and pharmacokinetic data. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC and the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we discussed with the FDA and the EMA proposed modifications to the COBALT trial, and we notified the FDA and the EMA of the DMC’s recommendation. Based on discussions with both the FDA and EMA, which are ongoing, we are in the process of closing out the COBALT trial. We will continue to generate placebo controlled data from the COBALT trial as well as data from studies utilizing real world evidence in support of a broader evidence data package, which we anticipate submitting to the FDA and the EMA in the second half of 2022. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC. Similarly, if approved based on a surrogate endpoint, continued approval of OCA for other indications, or of any of our other product candidates, may be contingent upon the verification and description of clinical benefit in confirmatory trials.

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

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. We are currently conducting a number of clinical trials, including our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH through clinical outcomes in order to confirm clinical benefit and our Phase 3 REVERSE trial of OCA for NASH patients with compensated cirrhosis. We are also conducting our CARE trial of OCA in pediatric patients with biliary atresia as a part of an EMA-approved pediatric investigation plan (“PIP”) supporting the conditional approval of Ocaliva for PBC. The results from these clinical trials and our other clinical trials and studies may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved or to maintain approvals in the U.S., Europe or the other jurisdictions in which our products are approved. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that could result in a change of trial design or timing. Any delays or difficulties in completing one of our clinical trials could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will be completed on schedule, if at all.

The commencement, enrollment and completion of our clinical trials and studies may be delayed, suspended or otherwise adversely affected for a variety of reasons, including:

●	our inability to obtain sufficient funds to complete or continue our clinical trials;

●	our inability to reach agreements on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which may be subject to extensive negotiation and may vary significantly among our various CROs and trial sites;
●	clinical holds, other regulatory objections to our commencing or continuing a clinical trial or our inability to obtain regulatory approval to commence clinical trials in countries that require such approvals;
●	our discussions with the FDA, EMA or other regulatory authorities prior to, or following, the initiation of our clinical trials, regarding, among other matters, the scope or design of our clinical trials, including trial endpoints, protocols and statistical analysis plans, and any modifications thereto;
●	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;
●	any delay in receiving results from, or failure to achieve the necessary results in, our clinical trials;
●	our inability to obtain approval from institutional review boards or independent ethics committees to conduct our clinical trials at their respective sites;
●	any DMC recommendation that our clinical trials be modified, suspended or terminated due to safety, lack of efficacy or other reasons;
●	severe or unexpected drug-related adverse events experienced by patients or any determination that a clinical trial presents unacceptable health risks;
●	any delay in the performance of obligations or breach of the terms of any relevant agreement by us, our current or future collaborators and service providers that have responsibility for activities related to the clinical development of any of our product candidates or investigators conducting clinical trials on our product candidates;
●	our inability to timely manufacture, or obtain from our contract manufacturers, sufficient quantities of our product candidate required for our clinical trials; and
●	any difficulty recruiting, enrolling or retaining patients in our clinical trials based on, among other factors, the enrollment criteria for our clinical trials, the rarity of the disease, the characteristics of the population being studied, the risks of the procedures that may be required as part of the clinical trials, such as a liver biopsy, the availability of our products to patients generally following the approval of such products or competition from other clinical trial programs recruiting patients for the same indications as our product candidates.

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

In 2020 the FDA notified us that, in the course of its routine safety surveillance, in May of that year it began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk, focused on a subset of the cirrhotic, or more advanced, PBC patients who had taken Ocaliva. In May 2021, the NISS process was concluded and we aligned with the FDA on updated Ocaliva prescribing information in the United States, and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction. This issue, and any other safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business including future revenue generated by Ocaliva.

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

The facilities used by any contract manufacturer to manufacture OCA or any of our other product candidates are subject to inspection by the FDA and regulators in other jurisdictions, as are the facilities and operations of our third-party vendors and CROs. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products, including Ocaliva. If our manufacturers are unable to meet our requirements in accordance with our product specifications and applicable current Good Manufacturing Practices (“cGMP”) requirements, our products or product candidates will not be approved or, if already approved, may be subject to recall. In addition, if COVID-19 or related public health safety measures prevent the FDA, EMA or other relevant regulators from conducting manufacturing inspections or other regulatory activities with respect to manufacturing, it could significantly impact the ability of the FDA, EMA or such other regulators to timely review and process our regulatory submissions, which could have a material and adverse effect on our business and financial condition.

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

We depend on third-party vendors and CROs for certain of our clinical trial and product development activities. If any of these providers fail to comply with their contractual commitments or applicable regulatory obligations, including the completion of deliverables in a timely manner and in accordance with acceptable quality standards, including due to COVID-19 and related public health safety measures and business closures and disruptions, our business could be materially and adversely affected. In addition, if we are unable to maintain our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could materially and adversely affect our clinical trial and product development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that such a provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. Any third-party vendors and CROs that we retain are subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. The FDA, EMA and other relevant regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If these regulations are not adhered to by these providers, or if such providers fail to timely correct any non-compliance, or if COVID-19 or related public health safety measures prevent the FDA, EMA or other relevant regulatory authorities from conducting inspections or other regulatory activities, the commercialization and development of our product candidates or approved products could be delayed, which could materially and adversely harm our business and financial condition.

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

Sales of Ocaliva may be adversely affected by safety and labeling changes required by regulators.

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

In 2020 the FDA notified us that, in the course of its routine safety surveillance, in May of that year it began to evaluate a newly identified safety signal, or NISS, regarding liver disorder for Ocaliva which the FDA classified as a potential risk, focused on a subset of the cirrhotic, or more advanced, PBC patients who had taken Ocaliva. In May 2021, the NISS process was concluded and we aligned with the FDA on updated Ocaliva prescribing information in the United States, and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction. This issue, and any other safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business including future revenue generated by Ocaliva.

Regulators other than the FDA where Ocaliva is approved and/or commercialized, including the EMA, may also require safety and labeling changes.

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

In February 2022, ICPT France withdrew its application for reimbursement in France of Ocaliva for treatment of PBC, on account of inability to reach mutually acceptable pricing terms with CEPS. ICPT France initiated sales of Ocaliva in France prior to finalization of reimbursement terms pursuant to an ATU. ICPT France will continue to work with the French regulators regarding ATU and post-ATU payback. In France, prior to reaching mutually acceptable pricing terms, the pharmaceutical company has discretion in setting prices, which are paid by CEPS. CEPS retains the ability to request payback later if it determines that the appropriate price is lower than the price charged at the time. Disagreements with regulators over pricing or payback terms can negatively affect our business, up to and including withdrawal from the relevant jurisdiction. We have reserved for potential partial payback of past French revenues based on pre-withdrawal correspondence received from the French regulator, but the French government may seek a higher payback amount than we have reserved.

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

Reimbursement in the European Union and many other territories must be negotiated on a country-by-country basis and in many countries a product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain. Even after a price is negotiated, countries frequently request or require adjustments to the price and other concessions over time or require approvals regionally. Reimbursement agencies (payors) in Europe are often more conservative than those in the United States and the reimbursement process is often slower since reimbursement decisions are made on a country-by-country basis and may involve multiple government agencies in a given country. Prices for drugs in Europe are generally lower than in the United States and tend to decrease over time. In February 2022, ICPT France withdrew its application for reimbursement in France of Ocaliva for treatment of PBC on account of inability to reach mutually acceptable pricing terms with CEPS.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have financial, sales and marketing, manufacturing and distribution, legal, regulatory and product development resources substantially greater than ours. Large pharmaceutical companies, in particular, have extensive experience in research, clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater sales and marketing capabilities and often have collaborative arrangements in our target markets. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our products or product candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA, EMA or other regulatory approval or discovering, developing and commercializing drugs for the diseases that we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. See “Item 1. Business—Our Product Candidates—Competition”.

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

In February 2022, ICPT France withdrew its application for reimbursement in France of Ocaliva for treatment of PBC, on account of inability to reach mutually acceptable pricing terms with CEPS. We could be adversely affected by French regulatory actions, or operational disruptions, particularly in relation to the one-year transition period, maintaining French staff and operations, or a request to pay back revenues from past sales.

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

In the United States, numerous federal and state laws, including, without limitation, HIPAA, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information as well as consumer rights with regard to such information. For example, California passed the California Consumer Privacy Act of 2018, which became effective on January 1, 2020, and the California Privacy Rights Act will become effective in January 2023, giving California consumers further privacy rights, largely aligned with EU privacy rights. Other states, including Virginia and Colorado, have enacted similar privacy laws. Various foreign countries where we may process personal information also have, or are developing, privacy and data protection laws governing the collection, use, disclosure and storage of personal information.

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

On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU Privacy Shield as a data transfer mechanism for transferring personal data from the EEA to the U.S., effective immediately. On September 20, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss Privacy Shield. Therefore, the EU Privacy Shield and the Swiss Privacy Shield no longer qualify as appropriate safeguards for the transfer of personal data from the EEA or Switzerland to the U.S. and transfers made under those frameworks could attract regulatory scrutiny and penalties for non-compliance. There was no “grace period” to allow organizations to implement an alternative data transfer mechanism to the EU Privacy Shield and the Swiss Privacy Shield. While the European Commission approved Standard Contractual Clauses (“SCCs”) and Binding Corporate Rules remain valid mechanisms to transfer personal data to third countries outside the EEA and Switzerland, the CJEU's ruling has also imposed enhanced due diligence obligations on organizations acting as data exporters and relying on SCCs to ensure that the laws of the country to which personal data is transferred offers a level of data protection that is essentially equivalent to the EEA. On June 4, 2021, the European Commission adopted new SCCs more aligned with the requirements of the GDPR and to be used when personal data is transferred outside of the European Union. On June 28th, 2022, the EU Commission granted “adequacy” to the UK, allowing the free flow of EU resident personal data from the EU to recipients located in the UK. However, due to the UK’s withdrawal from the EU, the new SCCs are not valid for transfers of UK resident personal data to countries outside of the UK. The UK Information Commissioner’s Office has issued its own set of interim SCCs to facilitate such transfers. We are in the process of updating our contracts with the new UK SCCs, as applicable. To the extent we are not able to employ suitable data transfer mechanisms, including the implementation of the new SCCs, to facilitate international transfers of data, our ability to conduct our business may be materially adversely impacted.

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

We may not be able to attract or retain qualified personnel and consultants due to the intense competition for such individuals among biotechnology, pharmaceutical and other businesses and our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercial objectives, our ability to raise additional capital and our ability to implement our business strategy.

We have experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of the members of our executive team, as well as other key employees and consultants. If we lose one or more of our executive officers or other key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or other key employees or consultants may terminate their employment at any time and replacing such individuals may be difficult and time-consuming because of the limited number of individuals in our industry with the necessary breadth of skills and experience. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate such individuals.

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

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. For example, we have received paragraph IV certification notice letters from six generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. While we intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva, we can offer no assurance as to when the lawsuits will be decided, or whether the lawsuits will be successful. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

If we choose to file patent infringement lawsuits or engage in other adversarial proceedings to stop another party from making, using, selling, offering for sale or importing the inventions claimed in any of our patents, that individual or company alleged to be infringing has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive, consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable or not infringed, and that we do not have the right to stop the other party from making, using, selling, offering for sale or importing the inventions. For example, we have received paragraph IV certification notice letters from six generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We have initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware. Such lawsuits may be expensive and divert our management’s time and attention. In addition, to the extent such lawsuits are not successful, and a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, our business may be materially and adversely affected. See Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

In addition, adverse capital market conditions may significantly affect our access to capital and ability to retire or refinance our debt. Global capital markets have recently experienced significant volatility, and obtaining capital may become more difficult in the future due to such volatility or other market conditions, including rising interest rates, lower stock prices, increased risk sensitivity among investors, or other factors. Thus, we may not be able to access capital markets when needed, or on favorable terms.

Based on our Company's degree of financial leverage, failure to retire or refinance our debt could impair our ability to invest in our business or engage in strategic transactions. Additionally, inability to repay our debts when due could trigger collection efforts, noteholder remedies, and litigation, and significantly impair the value of our stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters are located at 10 Hudson Yards in New York, New York, where we lease and occupy an aggregate of approximately 45,600 square feet of office space. The lease covering this property is scheduled to expire in March 2022. Our corporate headquarters will move to Morristown, New Jersey, where we will lease and occupy approximately 26,000 square feet of office space under a separate lease that is expected to commence around March 2022 and scheduled to expire approximately 5.5 years from the commencement date.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock trades on the Nasdaq Global Select Market under the symbol “ICPT”. As of December 31, 2021, there were 29,572,953 shares of our common stock issued and outstanding and approximately 100 stockholders of record. A significantly larger number of stockholders may hold their shares in “street name” through banks, brokers and other nominees. The number of stockholders of record does not include stockholders who hold their shares in “street name.”

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return for our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the Nasdaq Biotechnology Index, in each case, for the period from December 31, 2016 through December 31, 2021. The graph assumes an initial investment of $100 in our common stock at the closing price of $108.65 on December 31, 2016 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2016 and the reinvestment of dividends. The stock performance shown below is not intended to forecast or be indicative of the possible future performance of our common stock, and we do not make or endorse any predications as to future stockholder returns. The following stock performance information shall not be deemed to be “soliciting material,” “filed” with the U.S. Securities and Exchange Commission (the “SEC”), incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Cumulative Total Return
Among Intercept Pharmaceuticals, Inc., the Nasdaq Composite Index and

the Nasdaq Biotechnology Index

	December 31,
	2016	2017	2018	2019	2020	2021
$100 investment in stock or index
Intercept Pharmaceuticals, Inc.	$100.00	$53.77	$92.77	$114.05	$22.73	$14.99
Nasdaq Composite Index	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
Nasdaq Biotechnology Index	$100.00	$121.63	$110.85	$138.69	$175.33	$175.37

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. The first supplemental indenture for the recently issued 2026 Convertible Secured Notes restricts the Company from declaring or paying cash dividends.

Recent Sales of Unregistered Securities

On August 17, 2021, the Company sold $500.0 million of 2026 Convertible Secured Notes in exchange for old convertible notes and in a new subscription for cash, as described below in “Long-Term Debt” in the notes to our financial statements. These new notes were issued in a private placement to institutional investors in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

The 2026 Convertible Secured Notes are convertible into shares of common stock, with the terms of conversion described under “Long-Term Debt”, which have not been registered under the Securities Act. The 2026 Convertible Secured Notes contain various covenants, including limitations upon the payment of dividends.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the three months ended December 31, 2021.

Item 6. [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Ocaliva was approved for PBC by the U.S. Food and Drug Administration (“FDA”) in May 2016 under the accelerated approval pathway. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval, and Ocaliva is now available to U.S. patients primarily through a network of specialty pharmacy distributors. Ocaliva received conditional approval for PBC from the European Commission in December 2016 and we commenced our commercial launches across Europe (including the United Kingdom) in January 2017. In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva in the U.S. and Europe. We will continue to generate placebo controlled data from the COBALT trial as well as data from studies utilizing real world evidence in support of a broader evidence data package, which we anticipate submitting to the FDA and the EMA in the second half of 2022. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC.

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

Following our end of review meeting, we have held a productive dialogue with FDA regarding the REGENERATE study to clarify data, a new consensus read methodology for liver biopsies, and analyses required to resubmit our NDA. We are also in the process of generating a new data package from our REGENERATE study using the new liver biopsy consensus read methodology, and if the data supports accelerated approval, we plan to have a potential pre-NDA submission meeting with the FDA during the first half of 2022.

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA in progressive non-viral liver diseases. We are currently conducting a Phase 3 clinical trial in NASH patients with compensated cirrhosis, known as the REVERSE trial.

We are evaluating the efficacy, safety and tolerability of OCA in combination with bezafibrate in patients with PBC in a Phase 2 study outside of the United States. In the United States, we have an ongoing Phase 1 study to better characterize the exposure response of the fixed-dose combination, and we have an open Investigational New Drug (“IND”) application with the FDA. We are also in the process of initiating a second Phase 2 study in the United States. Our longer-term goal is developing and seeking regulatory approval for a fixed dose combination regimen in PBC and potentially in other diseases.

In addition, we have other compounds in early stages of research and development in our pipeline, including our INT-787 compound, an FXR agonist. We are currently evaluating INT-787 in a Phase 1 clinical trial and plan to submit an IND in the first half of 2022.

Recent Developments

In December 2021, the Company withdrew its MAA with the EMA for conditional approval of OCA for liver fibrosis due to NASH as the established application timeline could not be extended any further to allow for submission of additional safety and efficacy data being generated from the REGENERATE study and the Committee for Medicinal Products for Human Use (the “CHMP”) was not able to determine a positive benefit-risk based on previously submitted data. Once the additional data from REGENERATE becomes available, the Company will assess the possibility of submitting a new application to the EMA.

In February 2022, we withdrew our application for reimbursement in France of Ocaliva for treatment of primary biliary cholangitis (“PBC”), on account of inability to reach mutually acceptable pricing terms with the Economic Committee for Health Products (“CEPS”), the French regulator for pricing and reimbursement of pharmaceuticals. The French market represents approximately 1% of global net sales for the Company and its consolidated affiliates.

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

We recognized net sales of Ocaliva of $363.5 million, $312.7 million and $249.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	(in thousands)
Revenue:
Product revenue, net	$363,468	$312,690
Total revenue	363,468	312,690

Operating expenses:
Cost of sales	3,100	5,322
Selling, general and administrative	230,855	332,493
Research and development	185,272	191,485
Restructuring	(86)	14,630
Total operating expenses	419,141	543,930

Other income (expense):
Interest expense	(54,419)	(48,054)
Gain on extinguishment of debt	16,511	—
Other income, net	2,155	4,414
Total other income (expense), net	(35,753)	(43,640)
Net loss	$(91,426)	$(274,880)

Revenues

Product revenue, net was $363.5 million and $312.7 million for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, product revenue, net was comprised of U.S. Ocaliva net sales of $260.8 million and $234.0 million, respectively, and ex-U.S. Ocaliva net sales of $102.7 million and $78.7 million, respectively. The increase in product revenues was driven by operational growth, primarily due to higher unit sales volumes and higher net pricing in select markets.

Cost of sales

Cost of sales was $3.1 million and $5.3 million for the years ended December 31, 2021 and 2020, respectively. Our cost of sales for the years ended December 31, 2021 and 2020 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $230.9 million and $332.5 million for the years ended December 31, 2021 and 2020, respectively. The $101.6 million net decrease between periods was primarily driven by decreases in expenses relating to our activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $185.3 million and $191.5 million for the years ended December 31, 2021 and 2020, respectively. The $6.2 million net decrease between periods was primarily driven by lower personnel costs, including stock compensation expense and lower costs for NASH related R&D activities, partially offset by the recognition of lower R&D tax credits and higher costs for cholestasis related R&D activities.

Restructuring expenses

Restructuring (benefits) expenses were $(0.1) million and $14.6 million for the years ended December 31, 2021 and 2020, respectively. The decrease between periods was primarily driven by severance costs and other related termination benefits incurred during the year ended December 31, 2020 in conjunction with the 2020 Workforce Plan.

Interest expense

Interest expense was $54.4 million and $48.1 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes. For the year ended December 31, 2020, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes and 2026 Convertible Notes.

Gain on extinguishment of debt

The gain on extinguishment of debt was $16.5 million, related to the exchange of the 2023 Convertible Notes and 2026 Convertible Notes along with the repurchase of 2023 Convertible Notes.

Other income, net

Other income, net was $2.2 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income taxes

For the years ended December 31, 2021 and 2020, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Years Ended December 31, 2020 and 2019

For a comparison of our results of operations for the fiscal years ended December 31, 2020 and December 31, 2019, see Part II,  Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

Sources of liquidity

Since inception, we have incurred significant operating losses. We have never been profitable and do not expect to be profitable in the foreseeable future. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements.

Continued cash generation is highly dependent on the success of our commercial product, Ocaliva, as well as the success of our product candidates if approved.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the launch and commercialization of Ocaliva for PBC, preparation for a potential launch of OCA for liver fibrosis due to NASH and general and administrative operations, including the protection of our intellectual property. We intend to continue to develop OCA and our other existing product candidates, alone or in combination, for non-viral liver diseases. If OCA or any of our other product candidates fails in clinical trials or does not gain or maintain regulatory approval, or if OCA or any of our other product candidates does not achieve market acceptance, we may never become profitable. Our net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital.

Our executive officers and our Board of Directors periodically review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses and interest payments.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(41,639)	$(170,026)	$(236,613)
Investing activities	70,726	162,817	(188,988)
Financing activities	1,118	(693)	457,519
Effect of exchange rate changes	(1,450)	(1,224)	(386)
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,755	$(9,126)	$31,532

Operating Activities. Net cash used in operating activities of $41.6 million during the year ended December 31, 2021 was primarily a result of our $91.4 million net loss and a net decrease in operating assets and liabilities of $14.4 million, partially offset by $33.9 million in stock-based compensation, $13.0 million for accretion of the discount on the 2023 Convertible Notes, $8.4 million for accretion of the discount on the 2026 Convertible Notes, $9.4 million for accretion on the 2026 Convertible Secured Notes, $5.8 million for non-cash operating lease costs and $3.0 million of depreciation. Cash flows for the year ended December 31, 2021 include net cash receipts of $4.0 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

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

Investing Activities. For the year ended December 31, 2021, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $420.6 million, partially offset by the purchases of investment debt securities of $349.5 million.

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

Financing Activities. Net cash provided by financing activities in the year ended December 31, 2021 consisted primarily of $116.7 million of proceeds, net of issuance costs, from the sale of 2026 Convertible Secured Notes, offset by payments of $75.8 million for the repurchase of common stock and $38.1 million for the repurchase of 2023 Convertible Notes.

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

2021 Debt Refinancing, Retirement, and New Money Investment

In August 2021, we agreed with certain institutional holders of our 2023 Convertible Notes and our 2026 Convertible Notes maturing May 15, 2026, to exchange existing notes of both series at a discount for new 2026 Convertible Secured Notes maturing February 15, 2026, and secured by a first priority security interest in substantially all assets of Intercept Pharmaceuticals, Inc. and of any subsidiaries that meet certain threshold requirements to become guarantors. The noteholders (1) exchanged $306.5 million of 2023 Convertible Notes for $292.4 million of new notes, (2) exchanged $114.7 million of 2026 Convertible Notes for $90.0 million of new notes, and also (3) subscribed to buy $117.6 million of new notes for cash. We thereby issued $500.0 million of 2026 Convertible Secured Notes at an interest rate of 3.50%. We received cash proceeds of $117.6 million. We also paid our financial advisory fee by issuing 769,823 new shares of common stock. Further, in connection with the exchange and sale, we bought back approximately 4.5 million shares of common stock for $75.8 million in cash.

In September 2021, we agreed with certain institutional holders to buy back $39.9 million of our 2023 Convertible Notes at a discount.

On account of these transactions, we reduced our 2023 Convertible Notes outstanding by approximately 75% from $460.0 million to $113.7 million and our 2026 Convertible Notes outstanding by approximately 50% from $230.0 million to $115.3 million.

Future Funding Requirements

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

As of December 31, 2021, we had $429.4 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31,

2022. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC in the United States and our other markets, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period. In recent quarters we have significantly reduced our cash burn and remain in a stable cash position. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2021, our funds are primarily held in U.S. treasuries, corporate and municipal bonds, commercial paper, and money market accounts.

We successfully exchanged the majority of our near-term debt to address the maturity of 2023 convertible notes. While we have retired approximately 75% of our 2023 Convertible Notes, we still have $113.7 million of them scheduled to mature on July 1, 2023, and $615.3 million of convertible notes scheduled to mature in 2026, all of which will need to be paid off or refinanced, if not converted. Furthermore, in light of our receipt of the CRL from the FDA in June 2020 with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, to issue new securities, or to refinance or repurchase existing securities, even if we do not have an immediate need for additional capital at that time.

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

Future Contractual Obligations

Our estimated future obligations as of December 31, 2021 include both current and long term obligations. For our long-term debt as noted in Note 9—Long-Term Debt, we have short-term obligations for interest payments of $23.5 million and long-term obligations of $793.3 million for interest and principal payments. Under our operating leases as noted in Note 7—Leases, we have short-term obligations of $3.4 million and long-term obligations of $4.8 million.

We enter into contracts in the normal course of business with contract research organizations for our clinical trials. We may incur expenses related to clinical studies of our product candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments.

We source the manufacture and commercial supply of API from manufacturers, for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH. Our contracts either do not require us to purchase a specific percentage of our annual commercial requirements of API, are made on a purchase order basis or may require future purchase obligations in the event of the achievement of agreed regulatory and product development milestones. We cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our audited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) revenue recognition (ii) stock-based compensation (iii) issuance of convertible debt and (iv) income taxes. These estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances based on information available at the time they were made. We evaluate these estimates and judgments on an ongoing basis. However, our actual results could differ from these estimates, and these differences may be material.

Revenue Recognition

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

Rebates and Discounts

We contract with the Centers for Medicare & Medicaid Services and other government agencies to make Ocaliva available to eligible patients. As a result, we estimate any rebates and discounts and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. Our estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs, and our historical experience with actual payments and redemptions. These estimates are recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. To date, actual government rebates have not differed materially from our estimates.

We have been distributing and selling Ocaliva in Europe through our EU marketing authorization since 2017 and are engaged in ongoing price discussions regarding the final price of Ocaliva within one of those jurisdictions. We recognize net product revenues based on our estimate of consideration we expect to retain through final negotiations in that jurisdiction that will not be subject to a significant reversal. Our estimate is based on benchmarks of pricing approved in other relevant European jurisdictions and relevant information in the ongoing negotiations. We expect the difference between the amounts collected at the invoiced price and the final price for OCA will be returned to the local government. If our estimates regarding the amounts to be refunded to the government change, we will reflect the effect of the change in estimate in net product revenues in the period in which the change in estimate occurs and will include any adjustments against all prior sales. These estimates are recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

Other Incentives

Other incentives that we offer to indirect customers include co-pay assistance cards provided by us for PBC patients who reside in states that permit co-pay assistance programs. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. We estimate the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on historical redemption and payment information provided by third-party claims processing organizations along with estimated future redemptions and are recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

Trade Allowances

We provide invoice discounts on Ocaliva sales to certain of our customers for prompt payment and record these discounts as a reduction to gross product revenues. These discounts are based on contractual terms. We anticipate that our customers will earn these discounts and fees and, therefore, we deduct the full amount of these discounts and fees from total gross product revenues. Reserves for prompt payment discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.

Returns

The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. Returns are estimated based on historical experience and product shelf lives. In arriving at our estimate, the assessment considered the product type, life-cycle, price, distribution channel, channel inventory and the customer returns policy along with benchmarking against industry data specific to the pharmaceutical distribution industry. Historically, actual returns have not differed materially from our estimates.

The potential of our estimates to vary due to sensitivity differs by program, type of customer and/or geographic location. Estimates associated with government programs have a higher risk of being subject to adjustment because of the time delay between recording the accrual and the final settlement. These reserves reflect our best estimates of the amount of consideration to which the relevant third party is entitled to based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Historically, adjustments to these estimates to reflect actual results or updated expectations have not been material. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

Valuation of Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. We estimate the fair value of stock option awards using the Black-Scholes option pricing model on the date of the grant. Valuation models, like the Black-Scholes-Merton model, require the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. The Black-Scholes option pricing model requires the use of assumptions, including with respect to price volatility of the underlying stock, assumed dividend yield, expected term of the options and the risk-free interest rate, as described below:

• The expected volatility is estimated based on actual daily historical volatility information of our own ordinary shares equal to the expected term of our options.

• The assumed dividend yield is based on not issuing any dividends and not expecting to issue any dividends over the life of the options. As a result, we have estimated the dividend yield to be zero.

• The expected term of options granted represents the period of time the options are expected to be outstanding and is based on the simplified method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

• The risk-free interest rate is based on the yield curve for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected term of the award at the grant date.

There have been no material changes in our estimates or assumptions since the prior reporting period. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions.

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

 The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using the income approach. The allocation was performed in a manner that reflected our non-convertible borrowing rate for similar debt. For the income-based approach, we use a convertible bond lattice model that includes assumptions such as volatility and the risk-free rate. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The estimate is not expected to have any impact on the future results given the adoption of the new ASU 2020-06 standard will reclass the amounts of the equity components into the liability components. For additional information, see Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse.

We determine the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available, various income tax strategies and other relevant factors. Judgment is required in making this assessment and to the extent future expectations change, we would have to assess the recoverability of our deferred assets at that time. At December 31, 2021 and 2020, we maintained a full valuation allowance on our deferred tax assets.

Our tax returns are subject to examination by U.S. Federal, state, and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in our financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in our financial statements unless it is more likely than not to be sustained. We consider the facts, circumstances, and information available at the reporting date. The level of evidence that is necessary and appropriate to support an entity’s assessment of the technical merits of a tax position is a matter of judgment that depends on all available information. As a result, whether a tax position will ultimately be sustained may be uncertain. At December 31, 2021 and 2020, we had no reserves for unrecognized tax benefits.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure because of the short-term maturities of our cash equivalents and investment debt securities. Our investment debt securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. We do not believe that an increase in market rates would have any significant impact on the realized value of our investment debt securities. If a hypothetical increase in interest rates of 100 basis points were to have occurred on December 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date due to the conservative and short-term nature of these investments.

We do not believe that our cash, cash equivalents and investment debt securities have significant risk of default or illiquidity. We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments, maturity restrictions and limits the amount of credit exposure from any single issue or issuer. While we believe our cash, cash equivalents and investment debt securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

As a result of our ex-U.S. operations, we contract with CROs, investigational sites, suppliers, facilities, marketing firms and other vendors and suppliers in Europe and internationally. We are therefore subject to fluctuations in foreign currency exchange rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2021, 2020 or 2019.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief

Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

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

The remainder of the information required by this item is incorporated by reference to our definitive proxy statement related to our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Exhibit Index

		Incorporated herein by reference
Exhibit Number	Exhibit Description	Form†	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, as amended	Form 10-Q	3.1	August 10, 2020

3.2	Restated Bylaws	Form 10-Q	3.2	August 10, 2020

4.1	Form of Common Stock Certificate	Form S-8(1)	4.3	November 7, 2012

4.2	Indenture, dated as of July 6, 2016, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.1	July 6, 2016

4.3	First Supplemental Indenture (including the Form of Note), dated as of July 6, 2016, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.2	July 6, 2016

4.4	Form of Senior Indenture	Form S-3(2)	4.1	May 10, 2017

4.5	Form of Subordinated Indenture	Form S-3(2)	4.2	May 10, 2017

4.6	Form of Senior Note	Form S-3(2)	4.3	May 10, 2017

4.7	Form of Subordinated Note	Form S-3(2)	4.4	May 10, 2017

4.8	Securities Purchase Agreement, dated April 4, 2018, between the Registrant and the purchasers named therein	Form 8-K	10.1	April 10, 2018

4.9	Securities Purchase Agreement, dated May 8, 2019, between the Registrant and the purchasers named therein	Form 8-K	10.1	May 14, 2019

4.10	Second Supplemental Indenture (including the Form of Note), dated as of May 14, 2019, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.2	May 14, 2019

4.11*	Description of Securities of the Registrant

4.12	Indenture, dated as of August 17, 2021, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.1	August 23, 2021

4.13	First Supplemental Indenture (including the Form of Note), dated as of August 17, 2021, between the Registrant and U.S. Bank National Association, as trustee and as collateral agent	Form 8-K	4.2	August 23, 2021

4.14	Security Agreement, dated as of August 17, 2021, among the Registrant, the Guarantors that may from time to time be a party thereto and U.S. Bank National Association, as collateral agent	Form 8-K	10.1	August 23, 2021

10.1#	Intercept Pharmaceuticals, Inc. 2012 Equity Incentive Plan	Form S-1/A(3)	10.2.1	September 27, 2012

10.2#	Form of Stock Option Grant Notice and Agreement for Directors	Form 10-Q	10.1	August 10, 2020

10.3#	Form of Stock Option Grant Notice and Agreement for Employees and Consultants	Form 10-K	10.3	February 25, 2020

10.4#	Form of Restricted Stock Unit Award Grant Notice and Agreement for Directors	Form 10-Q	10.2	August 10, 2020

10.5#	Form of Restricted Stock Unit Award Grant Notice and Agreement for Employees and Consultants	Form 10-K	10.5	February 25, 2020

10.6#	Form of Restricted Stock Award Grant Notice and Agreement for Directors	Form 10-Q	10.3	May 9, 2014

10.7#	Form of Restricted Stock Award Grant Notice and Agreement for Employees and Consultants	Form 10-Q	10.4	May 9, 2014

10.8#	Form of Performance Stock Unit Grant Notice and Agreement	Form 10-K	10.8	February 25, 2020

10.9#	Form of Performance Share Grant Notice and Agreement	Form 10-Q	10.6	May 10, 2018

10.10#	2022 Cash Incentive Plan	Form 8-K	10.1	January 31, 2022

10.11#	2022 Cash Incentive Plan - Form of Performance-Based Award Agreement	Form 8-K	10.2	January 31, 2022

10.12#	Employment Agreement, effective April 14, 2017, between the Registrant and David Ford	Form 10-Q	10.1	August 3, 2017

10.13#	Employment Agreement, effective February 6, 2018, between the Registrant and Gail Cawkwell	Form 10-Q	10.2	August 8, 2019

10.14#	Amended and Restated Employment Agreement, dated as of December 9, 2020, between the Registrant and Jerome Durso	Form 8-K	10.1	December 10, 2020

10.15#	Employment Agreement, effective as of December 18, 2020, between the Registrant and Jared Freedberg	Form 10-K	10.21	February 25, 2021

10.16#	Employment Agreement, effective January 4, 2021, between the Registrant and Bryan Ball	Form 10-Q	10.1	May 6, 2021

10.17#	Employment Agreement, effective February 15, 2021, between the Registrant and Linda Richardson	Form 10-Q	10.3	May 6, 2021

10.18#	Employment Agreement, effective May 17, 2021, between the Registrant and Andrew Saik	Form 10-Q	10.1	July 29, 2021

10.19#	Employment Agreement, effective June 2, 2021, between the Registrant and M. Michelle Berrey	Form 10-Q	10.2	July 29, 2021

10.20	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and Royal Bank of Canada	Form 8-K	10.1	July 6, 2016

10.21	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and UBS AG, London Branch	Form 8-K	10.3	July 6, 2016

10.22	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and Credit Suisse Capital LLC	Form 8-K	10.5	July 6, 2016

10.23	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and Royal Bank of Canada	Form 8-K	10.2	July 6, 2016

10.24	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and UBS AG, London Branch	Form 8-K	10.4	July 6, 2016

10.25	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and Credit Suisse Capital LLC	Form 8-K	10.6	July 6, 2016

10.26	Lease Agreement between The Irvine Company LLC and the Registrant, dated May 1, 2014	Form 8-K	10.1	May 7, 2014

10.27	Second Amendment to Lease, dated as of July 19, 2016, between the Registrant and Irvine Eastgate Office II LLC	Form 10-Q	10.7	November 9, 2016

10.28	Third Amendment to Lease, dated as of June 21, 2018, between the Registrant and Irvine Eastgate Office II LLC	Form 10-Q	10.1	August 7, 2018

10.29	Fourth Amendment to Lease, dated as of October 30, 2018, between the Registrant and Irvine Eastgate Office II LLC	Form 10-Q	10.1	November 1, 2018

10.30	Underlease between the Registrant, Intercept Pharma Europe Ltd. and Performing Right Society, Ltd., dated January 22, 2016	Form 10-K	10.12	February 29, 2016

10.31	Lease Agreement, dated December 7, 2016, between the Registrant and Legacy Yards Tenant LP	Form 10-K	10.17	March 1, 2017

10.32	First Amendment to Lease Agreement, dated June 27, 2017, between the Registrant and Legacy Yards Tenant LP	Form 10-Q	10.1	November 6, 2017

10.33	Second Amendment to Lease, dated June 22, 2018, between the Registrant and Legacy Yards Tenant LP	Form 10-Q	10.2	August 7, 2018

10.34	Third Amendment to Lease, dated November 1, 2019, between the Registrant and Legacy Yards Tenant LP	Form 10-Q	10.1	November 5, 2019

10.35++	Commercial Manufacturing and Supply Agreement, dated August 12, 2016, between the Registrant and PharmaZell GMBH	Form 10-K	10.39	February 25, 2021

10.36+	Amendment #1 to Manufacturing and Supply Agreement, dated December 12, 2017, between the Registrant and PharmaZell GMBH	Form 10-K	10.2.1	February 28, 2018

10.37++	Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-K	10.41	February 25, 2021

10.38	Amendment No. 1, dated June 8, 2011, to that certain Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-Q	10.1	May 10, 2018

10.39	Amendment No. 2, dated September 16, 2011, to that certain Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-Q	10.2	May 10, 2018

10.40+	Amendment No. 3, dated February 13, 2018, to that certain Sumitomo Agreement, dated March 29, 2011, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-Q	10.3	May 10, 2018

10.41	Letter Agreement, dated October 25, 2019, between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	Form 10-K	10.41	February 25, 2020

10.42++	Agreement of Lease, dated February 7, 2022, between United States Fire Insurance Company as Landlord and the Registrant as Tenant	Form 8-K	10.1	February 9, 2022

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*(4)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statement of Comprehensive Loss for the Years Ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements

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

INTERCEPT PHARMACEUTICALS, INC.

Date: March 2, 2022	By:	/s/ Jerome Durso
Jerome Durso
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jerome Durso, Andrew Saik and Rocco Venezia, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing required or necessary to be done in and about the premises, as fully and to all intents and purposes as the undersigned could do in person, and hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2022.

Signature	Title

/s/ Jerome Durso	President and Chief Executive Officer and Director
Jerome Durso	(Principal Executive Officer)

/s/ Andrew Saik	Chief Financial Officer
Andrew Saik	(Principal Financial Officer)

/s/ Rocco Venezia	Senior Vice President, Chief Accounting Officer and Treasurer
Rocco Venezia	(Principal Accounting Officer)

/s/ Paolo Fundarò	Chairman of the Board of Directors
Paolo Fundarò

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director
Srinivas Akkaraju, M.D., Ph.D.

/s/ Luca Benatti, Ph.D.	Director
Luca Benatti, Ph.D.

/s/ Daniel Bradbury	Director
Daniel Bradbury

/s/ Keith Gottesdiener, M.D.	Director
Keith Gottesdiener, M.D.

/s/ Nancy Miller-Rich	Director
Nancy Miller-Rich

/s/ Mark Pruzanski, M.D.	Director
Mark Pruzanski, M.D.

/s/ Dagmar Rosa-Bjorkeson	Director
Dagmar Rosa-Bjorkeson

/s/ Gino Santini	Director
Gino Santini

/s/ Glenn Sblendorio	Director
Glenn Sblendorio

INTERCEPT PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Intercept Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessing deductions from revenue related to certain rebates and discounts accruals

As discussed in Note 2 to the consolidated financial statements, the Company records net product revenue by deducting rebates and discounts, among other items. The rebates and discounts are related to arrangements with the Centers for Medicare & Medicaid Services and other government agencies, and are estimated and accrued with a corresponding reduction of gross product revenues when revenue is recognized. The Company had $39.8 million and $10.3 million in rebates and discounts accruals as of December 31, 2021 for a European jurisdiction in which final pricing is subject to ongoing negotiations with the government, and for all other jurisdictions, respectively, which were recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

We identified the assessment of deductions from revenue related to certain rebates and discounts accruals as a critical audit matter because evaluating the Company’s assumptions involved especially challenging auditor judgment, including specialized knowledge of the regulatory environment in a particular European jurisdiction. Rebates and discounts are predominantly estimated based on correspondence with government agencies and historical experience with actual payments and redemptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s rebates and discounts accruals process, including controls related to the significant assumptions used in the Company’s estimation of certain rebates and discounts. We evaluated the Company’s ability to estimate rebates and discounts by comparing the previously recorded accruals to the actual amounts that were settled and ultimately paid by the Company. We assessed the Company’s current period estimates by comparing the accrued amounts to historical payments and redemptions. We also performed sensitivity analyses based on potential changes in certain assumptions and assessed the impact relative to the Company’s accruals as of December 31, 2021. In addition, we involved professionals with specialized skills and knowledge of the regulatory environment in the European jurisdiction in which final pricing is subject to ongoing negotiations with the government, who assisted in assessing the Company’s assumptions in estimating the rebates and discounts.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

New York, New York
March 2, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Intercept Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Intercept Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York
March 2, 2022

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2021	2020

	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$84,709	$58,151
Restricted cash	9,700	7,503
Investment debt securities, available-for-sale	334,980	411,516
Accounts receivable, net of allowance for credit losses of $296 and $235, respectively	47,617	41,549
Prepaid expenses and other current assets	25,286	27,022
Total current assets	502,292	545,741
Fixed assets, net	3,377	6,326
Inventory	8,619	9,027
Security deposits	6,616	7,068
Other assets	6,119	12,327
Total assets	$527,023	$580,489
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$158,216	$171,039
Short-term interest payable	8,601	8,037
Total current liabilities	166,817	179,076
Long-term liabilities:
Long-term debt	539,782	560,582
Long-term other liabilities	4,386	7,684
Total liabilities	$710,985	$747,342
Commitments and contingencies (Note 19)
Stockholders’ deficit:
Common stock par value $0.001 per share; 90,000,000 shares authorized; 29,572,953 and 33,015,614 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	30	33
Additional paid-in capital	2,308,653	2,233,937
Accumulated other comprehensive loss, net	(2,873)	(2,477)
Accumulated deficit	(2,489,772)	(2,398,346)
Total stockholders’ deficit	(183,962)	(166,853)
Total liabilities and stockholders’ deficit	$527,023	$580,489

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020	2019

	(in thousands, except per share data)
Revenue:
Product revenue, net	$363,468	$312,690	$249,570
Licensing revenue	—	—	2,432
Total revenue	363,468	312,690	252,002
Operating expenses:
Cost of sales	3,100	5,322	4,212
Selling, general and administrative	230,855	332,493	317,418
Research and development	185,272	191,485	242,799
Restructuring	(86)	14,630	—
Total operating expenses	419,141	543,930	564,429
Operating loss	(55,673)	(231,240)	(312,427)
Other income (expense):
Interest expense	(54,419)	(48,054)	(41,144)
Gain on extinguishment of debt	16,511	—	—
Other income, net	2,155	4,414	8,890
Total other income (expense), net	(35,753)	(43,640)	(32,254)
Net loss	$(91,426)	$(274,880)	$(344,681)
Net loss per common and potential common share:
Basic and diluted	$(2.87)	$(8.34)	$(10.89)
Weighted average common and potential common shares outstanding:
Basic and diluted	31,894	32,970	31,654

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Net loss	$(91,426)	$(274,880)	$(344,681)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized (losses) gains on investment debt securities	(754)	(202)	1,509
Reclassification adjustment for realized losses (gains) on investment debt securities included in other income, net	15	(135)	(8)
Net unrealized (losses) gains on investment debt securities	$(739)	$(337)	$1,501
Foreign currency translation gains (losses)	343	(996)	(379)
Other comprehensive (loss) income	(396)	(1,333)	1,122
Comprehensive loss	$(91,822)	$(276,213)	$(343,559)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Years Ended December 31, 2021, 2020 and 2019 (in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit) Equity
Balance - December 31, 2018	29,694	$30	$1,800,144	$(2,259)	$(1,778,785)	$19,130
Stock-based compensation	—	—	55,982	—	—	55,982
Recognition of debt discount on 2026 Convertible Notes	—	—	85,915	—	—	85,915
Issuance of common stock from public and private placement offerings, net of underwriting fees and issuance costs	2,880	3	227,257	—	—	227,260
Net proceeds from exercise of stock options	279	—	8,993	—	—	8,993
Employee withholding taxes related to stock-based awards	—	—	(2,158)	—	—	(2,158)
Other comprehensive income	—	—	—	1,115	—	1,115
Net loss	—	—	—	—	(344,681)	(344,681)
Balance - December 31, 2019	32,853	$33	$2,176,133	$(1,144)	$(2,123,466)	$51,556
Stock-based compensation	—	—	60,850	—	—	60,850
Net proceeds from exercise of stock options	176	—	(1,052)	—	—	(1,052)
Employee withholding taxes related to stock-based awards	(13)	—	(1,994)	—	—	(1,994)
Other comprehensive loss	—	—	—	(1,333)	—	(1,333)
Net loss	—	—	—	—	(274,880)	(274,880)
Balance - December 31, 2020	33,016	$33	$2,233,937	$(2,477)	$(2,398,346)	$(166,853)
Stock-based compensation			33,888	—	—	33,888
Issuance of common stock under equity plan	392	—	18	—	—	18
Employee withholding taxes related to stock-based awards	(83)	—	(1,737)	—	—	(1,737)
Repurchase of common stock	(4,522)	(4)	(75,821)	—	—	(75,825)
Extinguishment of allocated costs related to exchange of convertible notes	—	—	(37,213)	—	—	(37,213)
Extinguishment of allocated costs related to repurchase of convertible notes	—	—	(1,933)	—	—	(1,933)
Bifurcation of conversion option upon issuance of convertible notes, net of issuance costs	—	—	147,458	—	—	147,458
Issuance of common stock for services related to exchange of convertible notes	770	1	9,999	—	—	10,000
Proceeds from capped call transactions	—	—	57	—	—	57
Other comprehensive loss	—	—	—	(396)	—	(396)
Net loss	—	—	—	—	(91,426)	(91,426)
Balance - December 31, 2021	29,573	$30	$2,308,653	$(2,873)	$(2,489,772)	$(183,962)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(91,426)	$(274,880)	$(344,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	33,888	60,850	55,982
(Accretion) amortization of (discount) premium on investment debt securities	4,674	4,006	(302)
Amortization of deferred financing costs	2,544	2,540	2,130
Depreciation	2,978	3,118	3,663
Non-cash operating lease cost	5,783	6,142	5,388
Gain on lease termination	—	—	(1,995)
Loss on the disposal of fixed assets	—	—	2,682
Accretion of debt discount	30,787	25,964	21,189
Gain on extinguishment of debt	(16,511)	—	—
Provision for allowance of credit losses, net of write-offs	61	235	—
Changes in operating assets:
Accounts receivable	(7,141)	(2,646)	(12,350)
Prepaid expenses and other current assets	1,476	(3,075)	(5,353)
Inventory	231	(269)	(1,354)
Security deposits	391	(269)	2,562
Other assets	—	1,385	(24,665)
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(4,825)	13,863	56,411
Operating lease liabilities	(7,235)	(6,990)	(6,767)
Interest payable	2,686	—	562
Deferred revenue	—	—	(2,432)
Long-term other liabilities	—	—	12,717
Net cash used in operating activities	(41,639)	(170,026)	(236,613)
Cash flows from investing activities:
Purchases of investment debt securities	(349,457)	(330,713)	(603,014)
Sales and maturities of investment debt securities	420,580	497,421	415,162
Purchases of equipment, leasehold improvements, and furniture and fixtures	(397)	(3,891)	(1,136)
Net cash provided by (used in) investing activities	70,726	162,817	(188,988)
Cash flows from financing activities:
Payments for repurchase of common stock	(75,825)	—	—
Proceeds from issuance of 2026 Convertible Secured Notes, net of issuance costs	116,734	—	—
Proceeds from terminations of capped call options	57	—	—
Payments for repurchases of 2023 Convertible Notes	(38,129)	—	—
Proceeds from issuance of 2026 Convertible Notes, net of issuance costs	—	—	223,424
Proceeds from issuance of common stock, net of issuance costs	—	—	227,260
Proceeds from exercise of options, net	18	1,301	8,993
Payments of employee withholding taxes related to stock-based awards	(1,737)	(1,994)	(2,158)
Net cash provided by (used in) financing activities	1,118	(693)	457,519
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,450)	(1,224)	(386)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,755	(9,126)	31,532
Cash, cash equivalents and restricted cash at beginning of period	65,654	74,780	43,248
Cash, cash equivalents and restricted cash at end of period	$94,409	$65,654	$74,780
Supplemental disclosure of non-cash transactions:

Right-of-use asset obtained in exchange for new operating lease obligations	$—	$4,721	$—

Net increase in accrued fixed assets	$—	$368	$—
Reconciliation of cash, cash equivalents and restricted cash included in the consolidated balance sheets:
Cash and cash equivalents	$84,709	$58,151	$70,055
Restricted cash	9,700	7,503	4,725
Total cash, cash equivalents and restricted cash	$94,409	$65,654	$74,780

Supplemental non-cash disclosure:
Exchange for 2023 and 2026 Convertible Notes	(421,200)	—	—
Exchange for 2026 Convertible Secured Notes	382,400	—	—
Issuance of common stock to financial advisor in connection with convertible notes exchange	10,000	—	—
Recognition of conversion option upon issuance of 2026 Convertible Secured Notes	150,704	—	—
Extinguishment of conversion options upon exchange and repurchase of 2023 Convertible Notes and exchange of 2026 Convertible Notes	(39,146)	—	—

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from remeasurement are recognized in Other income, net within the consolidated statements of operations. Gains and losses as a result of foreign currency translation adjustments are recorded as a component of Accumulated other comprehensive loss, net in the stockholders’ deficit section of the consolidated balance sheets and as Foreign currency translation gains (losses) within the accompanying consolidated statements of comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original or remaining maturity of three months or less at acquisition to be cash equivalents.

Restricted Cash

Restricted cash relates to short-term bank guarantees which provide financial assurance that the Company will fulfill certain customer obligations entered into in the normal course of business. The cash is restricted as to withdrawal or use while the related bank guarantee in favor of the customer remains outstanding.

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

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the year ended December 31, 2021 (in thousands):

Balance at December 31, 2020	$235
Provision for credit losses	99
Write-offs	(38)
Balance at December 31, 2021	$296

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

Investment Debt Securities, Available-For-Sale

Investment debt securities are considered to be available-for-sale and are carried at fair market value. The estimated fair value of the available-for-sale investment debt securities is determined based on quoted market prices or rates for similar instruments. Unrealized gains and losses, if any, are reported in accumulated other comprehensive income (loss). The cost of investment debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in Other income, net within the consolidated statements of operations. Realized gains and losses, interest and dividends on available-for-sale securities are also included in Other income, net.

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

On a consolidated basis, for the year ended December 31, 2021, the Company’s three largest customers (as defined below under “Revenue Recognition”) accounted for 32%, 30% and 12%, of the Company’s net product sales, respectively. These three customers accounted for 31%, 30% and 14%, of the Company’s net product sales in 2020, and 32%, 31% and 15%, of the Company’s net product sales in 2019, respectively.

On a consolidated basis, the Company’s three largest customers accounted for 21%, 26% and 9% of the December 31, 2021 accounts receivable balance and 31%, 17% and 10% of the December 31, 2020 accounts receivable balance, respectively. The Company monitors its customers’ financial credit worthiness in order to assess and respond to any changes in their credit profile.

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

Fixed Assets

Fixed assets are stated at cost, and depreciated over the estimated useful life of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the life of the lease term. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of assets, the cost of the assets disposed of and the related accumulated depreciation are removed from the consolidated balance sheets and any related gains or losses are reflected in the consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets consist of fixed assets and right-of-use (“ROU”) assets. The Company evaluates long-lived assets for impairment when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. There have been no impairments of any long-lived or right-of-use assets in the periods presented.

Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out (or FIFO) method. The Company capitalizes inventory costs associated with the Company's

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

product after regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company's product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to zero. No such charges were recorded in the years ended December 31, 2021, 2020 or 2019.

Leases

The Company determines if an arrangement is a lease at inception and records ROU assets and lease liabilities on the consolidated balance sheets at lease commencement based on the present value of remaining lease payments over the lease term. The Company only considers payments that are fixed and determinable at the time of commencement.

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

Convertible Debt

As of December 31, 2021, the Company accounts for convertible debt in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). The Company separately accounts for the liability (debt) and equity (conversion option) components of convertible debt instruments by allocating the proceeds from the issuance. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) is calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. For additional information, see Note 9 — Long-Term Debt.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Product Revenue, Net

The Company recognizes revenue upon delivery of Ocaliva to its customers. The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. Returns are estimated based on historical experience and product shelf lives.

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

Rebates and Discounts

The Company contracts with the Centers for Medicare & Medicaid Services and other government agencies to make Ocaliva available to eligible patients. As a result, the Company estimates any rebates and discounts and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs and assumptions developed using historical experience with actual payments and redemptions. The Company recorded $10.3 million and $9.5 million in such estimates as of December 31, 2021 and 2020, respectively, in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The Company contracts with national authorities in Europe to make Ocaliva available to eligible patients. In jurisdictions in which final pricing is subject to ongoing negotiations with the government, the Company estimates the rebate expected to be due and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of such liabilities have historically been based on current invoice pricing and total prior units sold and assumptions developed using benchmarks of Ocaliva pricing approved in other relevant European jurisdictions and relevant information in the ongoing negotiations, including correspondence with regulators. In December 2021, the Company adjusted its estimate of the cumulative rebate estimated for France based on correspondence received from the French regulator. The Company recorded $39.8 million and $27.4 million in such estimates as of December 31, 2021 and 2020, respectively, in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for PBC patients who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. The Company estimates the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations. The Company recorded $1.2 million and $1.3 million in such estimates as of December 31, 2021 and 2020, respectively, in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

Research and Development Expenses

Research and development costs that do not have alternative future use are charged to expense as incurred. This includes the cost of conducting clinical trials, compensation and related overhead for employees and consultants involved in research and development and the cost of the Company’s manufacturing activities to supply ongoing and future clinical trials and preclinical studies. For periods prior to commercial launch, all manufacturing costs for OCA are expensed as research and development expenses. The Company will continue to incur manufacturing costs for OCA that are charged to research and development expenses for other indications such as NASH prior to their potential approval.

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

The Company determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets. Judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred assets at that time.

The Company’s tax returns are subject to examination by U.S. Federal, state, and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 and its adoption did not have any material impact on the Company’s consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by eliminating the requirement to separately account for embedded conversion features as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. The ASU simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, the ASU requires enhanced disclosures about convertible instruments. Either a modified retrospective method of transition or a full retrospective method of transition is permissible for the adoption of this standard. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2022. Upon adoption at January 1, 2022, the Company made certain adjustments in our consolidated balance sheet which consisted of an increase of $176.3 million in Long-term debt, a net decrease of $307.3 million in Additional Paid-in Capital and a net decrease of $131.0 million in Accumulated Deficit. Additionally, from January 1, 2022, we will no longer incur non-cash interest expense for the amortization of debt discount related to the previously separated equity component.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2021 and 2020:

	As of December 31, 2021
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$76,709	$—	$—	$—	$76,709
Commercial paper	8,000	—	—	—	8,000
Total cash and cash equivalents	84,709	—	—	—	84,709
Investment debt securities:
Commercial paper	84,513	—	—	(49)	84,464
Corporate debt securities	232,721	—	16	(245)	232,492
Municipal bonds	5,028	—	—	(1)	5,027
U.S Treasury securities	12,998		—	(1)	12,997
Total investment debt securities	335,260	—	16	(296)	334,980
Total cash, cash equivalents and investment debt securities	$419,969	$—	$16	$(296)	$419,689

	As of December 31, 2020
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$58,151	$—	$—	$—	$58,151
Total cash and cash equivalents	58,151	—	—	—	58,151
Investment debt securities:
Commercial paper	55,460	—	6	(9)	55,457
Corporate debt securities	355,597	—	529	(67)	356,059
Total investment debt securities	411,057	—	535	(76)	411,516
Total cash, cash equivalents and investment debt securities	$469,208	$—	$535	$(76)	$469,667

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value for the Company’s available-for-sale investment debt securities that have been in an unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$81,464	$(49)	$—	$—	$81,464	$(49)
Corporate debt securities	196,120	(245)	—	—	196,120	(245)
Municipal bonds	5,027	(1)	—	—	5,027	(1)
U.S Treasury securities	12,997	(1)	—	—	12,997	(1)
Total	$295,608	$(296)	$—	$—	$295,608	$(296)

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$32,970	$(9)	$—	$—	$32,970	$(9)
Corporate debt securities	143,076	(67)	—	—	143,076	(67)
Total	$176,046	$(76)	$—	$—	$176,046	$(76)

At December 31, 2021 and 2020, the Company had 97 and 66 available-for-sale investment debt securities, respectively in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity. For the years ended December 31, 2021 and 2020, no allowance was recorded for credit losses.

Accrued interest receivable on available-for-sale investment debt securities totaled $1.3 million and $2.5 million at December 31, 2021 and December 31, 2020, respectively, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

The Company’s cash deposits, money market funds and U.S Treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices from active markets. Investment debt securities are classified as Level 2 instruments based on market pricing and other observable inputs.

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

	(in thousands)
December 31, 2021
Assets
Cash and cash equivalents:
Money market funds	$39,287	$39,287	$—	$—
Commercial paper	8,000	—	8,000	—
Available-for-sale investment debt securities:
Commercial paper	84,464	—	84,464	—
Corporate debt securities	232,492	—	232,492	—
Municipal bonds	5,027	—	5,027	—
U.S. Treasury securities	12,997	12,997		—
Total financial assets	$382,267	$52,284	$329,983	$—

December 31, 2020
Assets
Cash and cash equivalents:
Money market funds	$15,492	$15,492	$—	$—
Available-for-sale investment debt securities:
Commercial paper	55,457	—	55,457	—
Corporate debt securities	356,059	—	356,059	—
Total financial assets	$427,008	$15,492	$411,516	$—

The gross realized gains and losses on sales of available-for-sale investment debt securities were not material for the fiscal years ended December 31, 2021, 2020, and 2019.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value of all available-for-sale investment debt securities (commercial paper, corporate debt securities, municipal bonds and U.S. Treasury securities), by contractual maturity, are as follows:

	Fair Value as of December 31,
	2021	2020

	(in thousands)
Due in one year or less	$305,914	$328,077
Due after one year through two years	29,066	83,439
Total investment debt securities	$334,980	$411,516

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

5. Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives	December 31,
	(Years)	2021	2020

		(in thousands)
Office equipment and software	3	$5,373	$5,364
Leasehold improvements	Shorter of remaining lease term or useful life	13,240	13,237
Furniture and fixtures	7	4,588	4,602
Subtotal		23,201	23,203
Less: accumulated depreciation		(19,824)	(16,877)
Fixed assets, net		$3,377	$6,326

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was approximately $3.0 million, $3.1 million and $3.7 million, respectively.

6. Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Work-in-process	$7,801	$8,394
Finished goods	818	633
Inventory	$8,619	$9,027

7. Leases

The Company leases various office spaces under non-cancelable operating leases with original lease periods expiring between the first quarter in 2022 and 2025. The Company also enters into leases for equipment. A number of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is typically at the sole discretion of the Company; therefore, all renewals to extend the lease terms are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease assets and liabilities are classified on the consolidated balance sheet as follows:

Leases	Classification	December 31, 2021	December 31, 2020

Assets		(in thousands)
Operating lease assets	Other assets	$6,119	$12,327
Total leased assets		$6,119	$12,327

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$3,042	$7,248
Noncurrent
Operating lease liabilities	Long-term other liabilities	4,386	7,684
Total operating lease liabilities		$7,428	$14,932

Operating lease costs for the years ended December 31, 2021, 2020 and 2019, are as follows:

		Year Ended December 31,
Lease Cost	Classification	2021	2020	2019

		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$6,377	$6,723	$6,176
Short-term lease cost	Selling, general and administrative expenses	2,001	3,688	2,203
Variable lease cost	Selling, general and administrative expenses	1,042	1,337	829
Sublease expense (income)	Other income, net	—	(125)	(788)
Net lease cost		$9,420	$11,623	$8,420

As of December 31, 2021 and 2020, respectively, the weighted-average remaining term of the Company’s operating leases was 2.8 years and 2.8 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.9% and 5.0%.

Cash payments included in the measurement of the Company’s operating lease liabilities reported in operating cash flows were $7.7 million, $7.9 million and $7.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company obtained ROU assets of $4.7 million in exchange for new operating lease obligations of $6.1 million.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of December 31, 2021 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2022	$3,381
2023	2,124
2024	1,605
2025	1,033
2026	—
Thereafter	—
Total lease payments	8,143
Less: Present value discount	(715)
Total operating lease liabilities	$7,428

8. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Accounts payable	$18,132	$24,594
Accrued employee compensation	24,511	27,154
Accrued contracted services	52,296	62,425
Accrued restructuring	—	2,504
Accrued rebates, discounts and other incentives	51,283	38,172
Operating lease liabilities	3,042	7,248
Other liabilities	8,952	8,942
Accounts payable, accrued expenses and other liabilities	$158,216	$171,039

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

The Company has submitted claims seeking to obtain tax credits for qualifying R&D expenses incurred in the 2015, 2016, 2017, 2018 and 2019 calendar years. As described further in Note 14, the 2017 SME claim was finalized during the quarter ended June 30, 2021, and therefore the $9.4 million payment received in June 2020, which was previously deferred, was released into income as a reduction to Research & development expenses.

With respect to the 2018 RDEC claim, in June 2021, the Company received a payment of $4.2 million from Her Majesty’s Revenue and Customs (“HMRC”), the U.K.’s government tax authority. In October 2021, the Company filed a

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

letter of adjustment and made a cash repayment of $0.2 million to the HMRC due to submission of the amended claim. Given the claim review has not been finalized for the 2018 year, the $4.0 million net credit received, which has been reduced by $0.2 million due to foreign currency translation is recorded as a deferred liability within Accounts payable, accrued expenses and other liabilities.

9. Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	December 31, 2021	December 31, 2020

	(in thousands)
2026 Convertible Secured Notes	$500,000	$-
2026 Convertible Notes	115,349	230,000
2023 Convertible Notes	113,655	460,000
Long-term debt, gross	729,004	690,000
Less: Unamortized debt discounts and fees	(189,222)	(129,418)
Long-term debt, net	$539,782	$560,582

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

On August 10, 2021, the Company entered into privately negotiated exchange and subscription agreements with a limited number of existing “accredited investors” and “qualified institutional buyers” (as defined under Securities Act rules) holding 2023 Convertible Notes and 2026 Convertible Notes to (1) exchange $306.5 million principal of 2023 Convertible Notes for $292.4 million principal of new notes, (2) exchange $114.7 million principal of 2026 Convertible Notes for $90.0 million principal of new notes, and (3) sell $117.6 million principal of new notes for cash. On August 17, 2021, these new notes were issued as 2026 Convertible Secured Notes in the amount of $500.0 million principal, at an interest rate of 3.50%. The Company received cash proceeds from the sale of notes of approximately $116.7 million, net of $0.9 million in issuance costs. The Company also paid its financial advisor $10.0 million in stock for services rendered, in the amount of 769,823 shares, based on the closing price of $12.99 per share on August 20, 2021.

Further, on September 9, 2021, the Company entered into privately negotiated agreements with certain holders of 2023 Convertible Notes to repurchase $39.9 million principal for $38.1 million in cash, which purchase closed on September 14, 2021.

Net of these transactions, as of December 31, 2021, the Company has $729.0 million in gross long-term debt, as shown in the table above.

The approximate fair value of the Convertible Notes was determined as follows using Level 2 inputs based on quoted market values:

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021	December 31, 2020

	(in thousands)
2026 Convertible Secured Notes	$543,370	$-
2026 Convertible Notes	$69,492	$142,837
2023 Convertible Notes	$107,727	$363,690

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

At issuance, in accordance with ASC 470-20, the Company used effective interest rates to determine the liability components of the Convertible Notes, with the residual as the debt discount, with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes. The Company used an effective interest rate of 12.46%, to determine the liability component of the 2026 Convertible Secured Notes, for the purpose of initial recognition, and 14.62%, 8.94% and 9.32% for the exchange of 2026 Convertible Notes, exchange of 2023 Convertible Notes and repurchase of 2023 Convertible Notes, respectively, for the calculation of the fair values of the Company’s extinguished debt for purposes of determining the gain on extinguishment. This resulted in the initial recognition of $349.3 million as the liability component and the residual $150.7 million as the debt discount for the equity component of the 2026 Convertible Secured Notes. The remaining 2026 Convertible Notes and 2023 Convertible Notes were not subject to remeasurement and after giving effect to the reductions in additional paid-in capital, the remaining balances of the equity components are $62.8 million and $97.1 million, respectively.

Underwriting discounts, commissions, and estimated offering expenses (both cash and non-cash) were allocated as debt or equity issuance costs in proportion to the allocation of the liability and equity components of the Convertible Notes, with debt issuance costs recorded as a deduction from the carrying value of the debt, and equity issuance costs recorded as an offset to additional paid-in capital. Debt issuance costs of $7.5 million, $4.1 million and $9.4 million for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes, respectively, were recorded on the issuance date and are reflected as a direct deduction from the carrying value of the associated debt liability. Equity issuance costs of $3.3 million, $2.5 million and $3.0 million for the 2026 Convertible Secured Notes, 2026 Convertible Notes, and 2023 Convertible Notes, respectively were recorded on the issuance date as an offset to additional paid-in capital.

The debt discount and debt issuance costs will be amortized as non-cash interest expenses through the scheduled maturity of the Convertible Notes.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2021, in connection with the additional repurchase of $39.9 million of 2023 Convertible Notes, 39,859 additional Capped Call options were terminated, equivalent to approximately 0.2 million shares, with 113,655 Base Capped Call options remaining, equivalent to approximately 0.6 million shares.

Upon settlement of each termination, the Company received an immaterial amount in cash proceeds, which was recorded as an increase to additional paid-in capital.

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Contractual interest expense	$21,088	$19,550	$17,825
Accretion of debt discount	30,787	25,964	21,189
Amortization of debt issuance costs	2,544	2,540	2,130
Total interest expense	$54,419	$48,054	$41,144

Accrued interest on the Convertible Notes was approximately $8.6 million and $8.1 million as of December 31, 2021 and December 31, 2020, respectively. After giving effect to the exchange and repurchase, the Company’s total recorded debt issuance costs are $14.0 million, which are being amortized using the effective interest method through the date of maturity. As of December 31, 2021, and 2020, $10.3 million and $10.7 million, respectively, of debt issuance costs are unamortized on the consolidated balance sheets in Long-term debt. Cash payments for interest were $18.4 million, $19.6 million and $17.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity and Preferred Stock

Common Stock

As of December 31, 2021 and 2020, the Company had 90,000,000 authorized shares of common stock, par value $0.001 per share, respectively.

In connection with the note exchange transactions described in Note 9, on August 11, 2021, the Company completed a repurchase of 4,521,502 shares of its common stock for an aggregate cash cost of $75.8 million. The Company subsequently retired the shares of common stock. The Company’s common stock is reduced by an amount equal to the number of shares repurchased multiplied by the par value of such shares. The excess amount that is repurchased over its par value is allocated as a reduction to additional paid-in capital. The Company also issued 769,823 shares to its financial advisor for services rendered, equivalent to $10.0 million. The financial advisory fee was allocated as debt or equity issuance costs in proportion to the allocation of the liability and equity components of the 2026 Convertible Secured Notes.

Dividends

Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Company’s board of directors out of funds legally available for dividend payments. The Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends on its common stock in the foreseeable future. As part of the agreements for the 2026 Convertible Secured Notes, the Company is restricted from dividend payments. The Company intends to retain all available funds and any future earnings to fund the development and expansion of its business. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon a number of factors, including the results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors the board of directors deems relevant.

Voting

Holders of common stock are entitled to one vote for each share held with respect to all matters submitted to a vote of the stockholders and do not have cumulative voting rights.

Preferred Stock

As of December 31, 2021 and 2020, the Company had 5,000,000 authorized shares of preferred stock, par value $0.001 per share, of which none are issued.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Product Revenue, Net

The Company recognized net sales of Ocaliva of $363.5 million, $312.7 million and $249.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The table below summarizes consolidated product revenue, net by region:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Product revenue, net:
U.S.	$260,750	$233,970	$187,436
ex-U.S.	102,718	78,720	62,134
Total product revenue, net	$363,468	$312,690	$249,570

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

The Company recognized licensing revenue of approximately $0.0 million, $0.0 million and $2.4 million for the years ended December 31, 2021, 2020, and 2019, respectively, under the Sumitomo Agreement.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair value of the stock options granted in the year ended December 31, 2021 (including but not limited to the exchanged options) was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the year ended December 31, 2021 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the year ended December 31, 2021 was determined utilizing the Monte Carlo simulation method. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

There were approximately 3.6 million and 3.3 million shares available for grant remaining under the 2012 Plan at December 31, 2021 and 2020, respectively.

Stock Options and Performance-Based Stock Options

The Company’s outstanding option activity for the period from December 31, 2020 through December 31, 2021 is summarized as follows:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2020	2,199	$96.92	6.9	$146
Granted	1,305	$26.00	—	$—
Exercised	(2)	$8.67	—	$—
Exchanged, net	(273)	$—	—	$—
Cancelled/forfeited	(517)	$53.96	—	$—
Expired	(460)	$108.77	—	$—
Outstanding at December 31, 2021	2,252	$50.28	7.2	$408
Expected to vest	1,320	$26.21	8.5	$408
Exercisable	932	$84.35	5.5	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those options that had exercise prices lower than the deemed fair value of the Company’s common stock. The weighted-average grant date fair value of options granted in the years ended December 31, 2021, 2020 and 2019 was $26.00, $52.48 and $74.78 per option, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.0 million, $0.9 million and $10.2 million, respectively. As of December 31, 2021, the total compensation cost related to non-vested option awards not yet recognized is approximately $23.8 million with a weighted average remaining vesting period of 1.33 years.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

Years Ended December 31,
	2021	2020	2019
Volatility	65.2 - 69.3%	61.9 - 87.1%	86.9 - 89.9%
Expected term (in years)	3.8 - 6.0	5.5 - 6.0	5.5 - 6.0
Risk-free rate	0.4 - 1.2%	0.2 - 1.7%	1.4 - 2.9%
Expected dividend yield	—%	—%	—%

Restricted Stock Units and Awards & Performance-Based Restricted Stock Units and Awards

The following table summarizes the aggregate RSU, RSA and PRSU activity for the year ended December 31, 2021:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2020	799	$72.43
Granted	1,006	$27.49
Vested	(379)	$54.29
Forfeited	(458)	$60.03
Non-vested awards at December 31, 2021	968	$39.58

For the years ended December 31, 2021, 2020 and 2019, the weighted-average grant date fair value of RSUs, RSAs, PRSUs granted was $27.49, $74.68 and $107.29, respectively. The total fair value of RSUs, RSAs and PRSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $20.6 million, $30.7 million and $29.8 million, respectively. As of December 31, 2021, there was $32.0 million of unrecognized compensation expense related to unvested RSUs, RSAs and PRSUs, which is expected to be recognized over a weighted average period of 1.55 years.

During the years ended December 31, 2021, 2020 and 2019, the Company granted a total of 176,794 (34,000 forfeited due to termination), 64,900 and 57,800 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC 718. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such PRSUs. The Company recorded approximately $0.8 million (net of forfeitures), $8.0 million (of which $2.9 million related to modifications) and $4.0 million of stock-based compensation related to such PRSUs and PRSAs during the years ended December 31, 2021, 2020 and 2019, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense has been reported in the Company’s statements of operations as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Selling, general and administrative	$27,938	$45,985	$43,170
Research and development	5,946	12,824	12,812
Restructuring	4	2,041	—
Total stock-based compensation	$33,888	$60,850	$55,982

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

The Company submitted claims seeking to obtain tax credits for qualifying R&D expenses incurred in the years ended December 31, 2015, 2016 and 2017. In September 2019, the Company received a partial payment of $10.5 million from HMRC. In April 2020, the Company received the remaining payment for the 2015 and 2016 claim years of $11.3 million. In June 2020, the Company received a payment of $9.4 million from HMRC for the 2017 claim year.

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

15. Employee Benefit Plans

The Company maintains a defined contribution plan, which is qualified under section 401(k) of the Internal Revenue Code for U.S. employees. Employees may make contributions by withholding a percentage of their salary up to the Internal Revenue Service annual limit of $19,500 and $26,000 in 2021 for employees under 50 years old and employees 50 years old or over, respectively. The Company’s matching contribution vests over four years. The Company made payments of approximately $3.0 million, $2.2 million and $1.4 million in matching contributions during the years ended December 31, 2021, 2020 and 2019, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Restructuring Expenses

On August 31, 2020, the Company adopted a plan to reduce its workforce in light of the previously announced receipt of a complete response letter from the U.S. Food and Drug Administration (the “FDA”) with respect to its New Drug Application for OCA for the treatment of liver fibrosis due to NASH (the “2020 Workforce Plan”). The 2020 Workforce Plan sought to streamline the Company’s operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support the Company’s successful PBC business. The 2020 Workforce Plan resulted in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and completed during 2021. In the years ended December 31, 2021 and 2020, the Company recorded a benefit of $0.1 million and charges of $14.6 million, which were primarily related to a reversal of unclaimed other related termination benefits and severance costs and other related termination benefits incurred in conjunction with the 2020 Workforce Plan, respectively.

The following table reflects total (benefits)/expenses related to restructuring activities recognized within the consolidated statements of operations as restructuring costs:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Employee compensation costs	$(90)	$12,589	$—
Equity compensation costs	4	2,041	—
Total restructuring costs	$(86)	$14,630	$—

The total cumulative restructuring costs incurred under the 2020 Workforce Plan were $14.5 million. In the year ended December 31, 2021, the Company recorded an immaterial amount in non-cash stock-based compensation expense and $2.0 million in the year ended December 31, 2020, in association with the acceleration of the vesting of certain options and RSUs held by terminated employees.

The following table displays a rollforward of the changes to the accrued balances as of December 31, 2021:

Severance and Related Costs
(in thousands)
Accrued balance at December 31, 2020	$2,504
Charges incurred	180
Cash payments made	(2,104)
Other reserve adjustments	(580)
Accrued balance at December 31, 2021	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Income Taxes

The components of loss before income taxes for the years ended December 31, 2021, 2020 and 2019 includes the following:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
United States	$(46,450)	$(126,351)	$(95,708)
Foreign	(44,976)	(148,529)	(248,973)
Total	$(91,426)	$(274,880)	$(344,681)

Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 21% to loss before income taxes as a result of the following:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Computed "expected" tax benefit	$(19,199)	$(57,725)	$(72,383)
State taxes, net of U.S. Federal benefit	—	—	—
U.S. Federal tax credits	(4,988)	(5,787)	—
U.S. Federal valuation allowance	3,151	26,279	14,786
Stock-based compensation	10,012	8,098	4,609
Officer compensation	496	437	508
Foreign valuation allowance	82,743	43,414	19,349
Foreign tax rate differences	(73,298)	(12,223)	32,936
Other	1,083	(2,493)	195
Total	$—	$—	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2021 and 2020 are presented below:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
U.S. and state net operating loss and other carryforwards	$174,890	$178,007
Foreign net operating loss	315,876	239,607
Stock compensation	11,652	15,675
Accrued compensation	4,504	5,042
Accrued expense	14,890	11,143
Intangible property	1,780	1,945
Interest limitation	10,690	9,419
Other	2,030	1,749
Deferred tax assets before valuation allowance	536,312	462,587
Valuation allowance	(492,239)	(436,476)
Total deferred tax assets	44,073	26,111
Deferred tax liabilities:
Convertible Notes	(44,073)	(26,111)
Total deferred tax liabilities	(44,073)	(26,111)
Net deferred tax asset (liability)	$—	$—

Net Operating Loss and other carryforwards

As of December 31, 2021, and 2020, the Company had net operating loss carryforwards (“NOLs”) for U.S. Federal income tax purposes of $669.7 million and $709.4 million, respectively, and other carryforwards of $20.3 million and $13.7 million, respectively. The enactment of the Tax Cuts and Jobs Act (“TCJA”) modified the ability of companies to utilize NOLs arising in tax years beginning on or after January 1, 2018 by providing that such NOLs may be carried-forward indefinitely and used to offset up to 80 percent of taxable income in any given future year. Existing NOLs that arose in tax years beginning prior to January 1, 2018 were not affected by the TCJA and are generally eligible to be carried-forward for up to 20 years and used to fully offset taxable income in future years. If not utilized, the Company’s pre-2018 NOLs and other carryforwards will expire for U.S. Federal income tax purposes between 2024 and 2037. The Company also has certain state NOLs in varying amounts depending on the different state tax laws.

As of December 31, 2021, and 2020, the Company had NOLs for foreign income tax purposes of $1.3 billion and $1.2 billion, respectively. Of our $1.3 billion of foreign tax loss carryforwards, approximately $1.2 billion are related to the UK jurisdiction and may be carried forward indefinitely and the remainder will expire during the next 16 years.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowance

At December 31, 2021 and 2020, the Company maintained a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception. In 2021, the valuation allowance for deferred tax assets increased by approximately $55.8 million. This includes an increase of $3.2 million, decrease of $0.5 million and increase of $82.6 million for U.S. Federal, state and foreign tax, respectively, and a decrease of $29.5 million to equity. The increase in the foreign valuation allowance primarily relates to the impact of the UK tax rate which is set to increase from 19% to 25% with effect from April 1, 2023. The decrease in equity primarily relates to the Convertible Notes. In 2020, the valuation allowance for deferred tax assets increased by approximately $82.8 million. This includes an increase of $26.3 million, $4.4 million and $43.4 million for U.S. Federal, state and foreign tax, respectively, and an increase of $8.7 million to equity. The increase in equity primarily relates to the foreign currency translation.

Unrecognized Tax Benefits

At December 31, 2021 and 2020, the Company had no reserves for unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, the Company is subject to U.S. Federal and state examinations for 2018 and forward, and 2017 and forward, respectively, and examinations in the United Kingdom for 2017 and forward. However, NOLs are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. The Company is currently under examination in some of the European jurisdictions. The outcome of these examinations is unknown.

18. Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the years ended December 31, 2021, 2020 and 2019, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the exercise of stock options or vesting of RSUs, or the conversion of Convertible Notes as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2021, 2020 and 2019 as the inclusion thereof would have been anti-dilutive:

	December 31,
	2021	2020	2019

	(in thousands)
Shares issuable upon conversion of Convertible Notes	12,362	4,435	4,435
Options	2,615	2,395	1,981
Unvested restricted stock units	1,194	902	556
Total	16,171	7,732	6,972

19. Commitments and Contingencies

Licenses

The Company acquired a license from a third party to support the portfolio of product candidates. Under the license agreement with Aralez Pharmaceuticals Canada Inc. (“Aralez”) the Company has rights to develop and commercialize bezafibrate in the United States. The Company may pay up to $4.5 million upon the achievement of certain milestones,

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

none of which is owed as of December 31, 2021. The Company is obligated to pay royalties to at a mid-single digit percentage of net product sales of such a combination product.

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

Shareholder Litigation

The Company currently is involved in two purported shareholder class action lawsuits, as well as related derivative suits. While the Company believes that it has a number of valid defenses to the claims of the litigants, and intends to vigorously defend itself, the matters are in the early stages of litigation, and no assessment can be made as to the likely outcome of these matters or whether they will be material to the Company. Accordingly, an estimate of the potential loss, or range of loss, if any, to the Company relating to these matters is not possible at this time.

The 2017 Litigation

On September 27, 2017, a purported shareholder class action, initially styled DeSmet v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Southern District of New York, naming the Company and certain of its officers as defendants. On June 1, 2018, the Court appointed lead plaintiffs in the lawsuit, and on July 31, 2018, the lead plaintiffs filed an amended complaint, captioned Hou Liu and Amy Fu v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiffs claim to be suing on behalf of anyone who purchased or otherwise acquired the Company’s common stock between June 9, 2016 and September 20, 2017. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during that period, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding Ocaliva dosing and use, and pharmacovigilance-related matters, as well as the Company’s operations, financial performance, and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages. On September 14, 2018, the Company filed a motion to dismiss the amended complaint. On March 26, 2020, the Court granted the Company’s motion to dismiss the amended complaint in its entirety, and on March 27, 2020 the Court entered judgment in favor of the Company. On May 8, 2020, the plaintiffs filed a motion to set aside the judgment and grant leave to file a second amended complaint. On September 9, 2020, the Court denied the plaintiffs’ motion, finding that the proposed second amended complaint did not cure the deficiencies identified in the amended complaint. On October 9, 2020, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit and on January 25, 2021, the plaintiffs filed an appellate brief challenging the March 27, 2020 judgment, the September 9, 2020 judgment, and other court orders. On April 23, 2021, the Company filed a response brief in the Second Circuit appellate proceeding. On May 14, 2021, the plaintiffs filed a reply brief. On December 9, 2021, oral argument was held in the Second Circuit.

Separately, on December 1, 2017, a purported shareholder demand was made on the Company based on substantially the same allegations as those set forth in the securities case above. Also, on January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski, et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as those set forth in the securities case above. The court has entered an order staying the derivative litigation pending the outcome of the related securities case.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2020 Litigation

On November 5, 2020, a purported shareholder class action, initially styled Chauhan v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Eastern District of New York, naming the Company and certain of its officers as defendants. On January 4, 2021, the lawsuit was transferred to the United States District Court for the Southern District of New York. On January 25, 2021, the Court appointed lead plaintiff in the lawsuit, and on March 15, 2021, the lead plaintiff filed a corrected amended complaint, captioned Richard Rice, as Trustee of the Richard E. and Melinda Rice Revocable Family Trust 5/9/90, and Christian Stankevitz v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiff claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between September 28, 2019 and October 7, 2020. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during that period, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s New Drug Application (“NDA”) for OCA for the treatment of liver fibrosis due to NASH, and the use of Ocaliva in patients with PBC, as well as the Company’s operations, financial performance, and prospects. The plaintiff seeks unspecified monetary damages on behalf of the putative class, and an award of costs and expenses, including attorney’s fees. On April 26, 2021, the Company filed a motion to dismiss the amended complaint. On May 26, 2021, the plaintiff filed an opposition to the motion to dismiss, and on June 9, 2021, the Company filed a reply brief. On February 16, 2022, oral argument was held in the United States District Court for the Southern District of New York.

Separately, on December 29, 2020, a follow-on derivative suit, styled Rabinovich v. Fundarò, et al., was filed in the United States District Court for the Southern District of New York by shareholder Delfin Rabinovich based on substantially the same allegations as those set forth in the securities case immediately above. On January 28, 2021, this lawsuit was transferred to the United States District Court for the District of Delaware. On February 1, 2021, a second follow-on derivative suit, styled Fung v. Fundarò, et al., was filed in the United States District Court for the District of Delaware based on the substantially same allegations as those set forth in the securities case immediately above and the Rabinovich derivative action. On March 1, 2021, these follow-on derivative suits were consolidated in a single suit titled In re Intercept Pharmaceuticals, Inc. Derivative Litigation. On March 15, 2021, the District of Delaware entered an order staying the consolidated derivative litigation pending a decision on the motion to dismiss in the related securities case.

Patent Litigation

The Company has received paragraph IV certification notice letters from six generic drug manufacturers indicating that each such manufacturer submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of certain patents listed for Ocaliva in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”).

The six generic drug manufacturers and when we received their initial paragraph IV certification notices are as follows: (1) Apotex Inc. (July 2020), (2) Lupin Limited (July 2020), (3) Amneal Pharmaceuticals of New York, LLC, as U.S. agent for Amneal EU Limited (July 2020), (4) Optimus Pharma Pvt Ltd (July 2020), (5) MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (July 2020), and (6) Dr. Reddy’s Laboratories, Inc., and Dr. Reddy’s Laboratories, Ltd. (December 2020).

Each paragraph IV certification notice alleged that the challenged Orange Book patents were invalid, unenforceable, and/or would not be infringed by the commercial manufacture, use, or sale of the generic products described in the generic manufacturer’s respective ANDA. In each case, within 45 days of receipt of the paragraph IV certification notice, the Company initiated a patent infringement suit against the generic manufacturer in the United States District Court for the District of Delaware. As a result, under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the FDA cannot grant final approval of each generic manufacturer’s ANDA before the earlier of November

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27, 2023, or a court decision in their favor. The Company has since received additional paragraph IV certification notices from certain of the six generic manufacturers challenging additional Ocaliva Orange Book patents, and the Company has been amending its complaints against the generic challengers accordingly to add infringement allegations in relation thereto.

The challenged Ocaliva Orange Book patents that are the subject of the ongoing patent litigation are U.S. Patents Nos. RE 48,286 (the “‘286 Patent”), 9,238,673 (the “‘673 Patent”), 10,047,117 (the “‘117 Patent”), 10,052,337 (the “‘337 Patent”), 10,174,073 (the “‘073 Patent”), 10,751,349 (the “‘349 Patent”), and 10,758,549 (the “‘549 Patent”).

Trial against all of the generic challengers is scheduled for February 27, 2023.

These patent proceedings are costly and time-consuming, and successful challenges to the Company’s patent or other intellectual property rights could result in the Company losing those rights in the relevant jurisdiction, and could allow third parties to use the Company’s proprietary technologies without a license from the Company or its collaborators. While the Company intends to vigorously defend and enforce its intellectual property rights protecting Ocaliva, the Company can offer no assurances regarding when these lawsuits will be decided, which side will prevail, or whether a generic equivalent of Ocaliva could be approved and enter the market before the expiration of the Company’s patents.