Form 10-Q
period 2022-03-31
INTERCEPT PHARMACEUTICALS, INC.
filed 2022-05-06
CIK 1270073

Ad

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35668

INTERCEPT PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3868459
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

305 Madison Avenue,

Morristown, NJ 07960

(Address of Principal Executive Offices and Zip Code)

(646) 747-1000

(Registrant’s Telephone Number, Including Area Code)

10 Hudson Yards, 37th Floor, New York, NY 10001

(Former address, if changed since last report)

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

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ☐
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

The number of shares of the registrant’s common stock outstanding as of March 31, 2022 was 29,708,846.

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	our ability to successfully commercialize Ocaliva for PBC;
●	our ability to maintain our regulatory approval of Ocaliva for PBC in the United States, Europe, Canada, Israel, Australia and other jurisdictions in which we have or may receive marketing authorization;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH following the issuance of the CRL by the FDA; any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions; or any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a Risk Evaluation and Mitigation Strategies (“REMS”) program, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate, including in connection with our update to the Ocaliva prescribing information in May 2021 contraindicating Ocaliva for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of interactions with regulators (e.g., the FDA and the European Medicines Agency ("EMA")) regarding our clinical trials;

●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent or defend against system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions;
●	our ability to comply with data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
●	the impact of general U.S. and foreign economic, industry, market, regulatory or political conditions, including the impact of Brexit;
●	the transaction with Advanz Pharma could fail to close timely or at all, including due to failure to receive required regulatory approvals, or we could not receive the earn-out or royalties provided for by the transaction agreements, or we could be unsuccessful in using the funds received to implement our business strategies, or the transaction could lead to operational or other business problems, or to unexpected tax, litigation, or other liabilities; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and

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

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$48,320	$84,709
Restricted cash	11,153	9,700
Investment debt securities, available-for-sale	347,382	334,980
Accounts receivable, net of allowance for credit losses of $255 and $296, respectively	46,144	47,617
Prepaid expenses and other current assets	24,354	25,286
Total current assets	477,353	502,292
Fixed assets, net	3,059	3,377
Inventory	8,257	8,619
Security deposits	6,926	6,616
Other assets	7,762	6,119
Total assets	$503,357	$527,023
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$147,060	$158,216
Short-term interest payable	3,976	8,601
Total current liabilities	151,036	166,817
Long-term liabilities:
Long-term debt	716,885	539,782
Long-term other liabilities	7,197	4,386
Total liabilities	$875,118	$710,985
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Common stock par value $0.001 per share; 90,000,000 shares authorized; 29,708,846 and 29,572,953 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	30	30
Additional paid-in capital	2,007,684	2,308,653
Accumulated other comprehensive loss, net	(3,487)	(2,873)
Accumulated deficit	(2,375,988)	(2,489,772)
Total stockholders’ deficit	(371,761)	(183,962)
Total liabilities and stockholders’ deficit	$503,357	$527,023

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021

Revenue:
Product revenue, net	$88,582	$81,661
Total revenue	88,582	81,661
Operating expenses:
Cost of sales	758	810
Selling, general and administrative	50,007	59,271
Research and development	48,089	50,766
Restructuring	—	161
Total operating expenses	98,854	111,008
Operating loss	(10,272)	(29,347)
Other (expense) income:
Interest expense	(6,673)	(12,419)
Other (expense) income, net	(339)	1,346
Total other (expense), net	(7,012)	(11,073)
Net loss	$(17,284)	$(40,420)
Net loss per common and potential common share:
Basic and diluted	$(0.58)	$(1.22)
Weighted average common and potential common shares outstanding:
Basic and diluted	29,696	33,139

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021

Net loss	$(17,284)	$(40,420)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized losses on investment debt securities	(1,020)	(344)
Reclassification adjustment for realized losses on investment debt securities included in other income, net	—	2
Net unrealized losses on investment debt securities	$(1,020)	$(342)
Foreign currency translation gains	406	281
Other comprehensive loss	$(614)	$(61)
Comprehensive loss	$(17,898)	$(40,481)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Deficit
Balance - December 31, 2021	29,573	$30	$2,308,653	$(2,873)	$(2,489,772)	$(183,962)
Stock-based compensation	—	—	6,720	—	—	6,720
Issuance of common stock under equity plan	156	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(20)	—	(318)			(318)
Reclassification of the equity components of the Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(307,371)	—	131,068	(176,303)
Other comprehensive loss	—	—	—	(614)	—	(614)
Net loss	—	—	—	—	(17,284)	(17,284)
Balance - March 31, 2022	29,709	$30	$2,007,684	$(3,487)	$(2,375,988)	$(371,761)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Deficit
Balance - December 31, 2020	33,016	$33	$2,233,937	$(2,477)	$(2,398,346)	$(166,853)
Stock-based compensation	—	—	8,419	—	—	8,419
Net proceeds from exercise of stock options	141	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(3)	—	(1,083)	—	—	(1,083)
Other comprehensive loss	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(40,420)	(40,420)
Balance - March 31, 2021	33,154	$33	$2,241,273	$(2,538)	$(2,438,766)	$(199,998)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,284)	$(40,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,720	8,419
Amortization of premium on investment debt securities	791	1,220
Amortization of deferred financing costs	797	671
Depreciation	375	870
Non-cash operating lease cost	1,304	1,509
Accretion of debt discount	—	6,861
Provision for allowance of credit losses, net of write-offs	(41)	198
Changes in operating assets:
Accounts receivable	1,124	(1,408)
Prepaid expenses and other current assets	808	547
Inventory	142	86
Security deposits	(357)	95
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(8,188)	(29,286)
Operating lease liabilities	(1,690)	(1,425)
Interest payable	(4,625)	(2,587)
Net cash used in operating activities	(20,124)	(54,650)
Cash flows from investing activities:
Purchases of investment debt securities	(142,789)	(50,533)
Sales and maturities of investment debt securities	128,576	142,250
Purchases of equipment, leasehold improvements, and furniture and fixtures	(7)	(377)
Net cash (used in) provided by investing activities	(14,220)	91,340
Cash flows from financing activities:
Payments of employee withholding taxes related to stock-based awards	(318)	(1,083)
Net cash used in financing activities	(318)	(1,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(274)	(882)
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,936)	34,725
Cash, cash equivalents and restricted cash at beginning of period	94,409	65,654
Cash, cash equivalents and restricted cash at end of period	$59,473	$100,379
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$(3,173)	$—
Non-cash investing and financing activities
Net increase in accrued fixed assets	$(52)	$(348)
Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$48,320	$92,946
Restricted cash	11,153	7,433
Total cash, cash equivalents and restricted cash	$59,473	$100,379

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Overview of Business

Intercept Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases, including primary biliary cholangitis (“PBC”) and nonalcoholic steatohepatitis (“NASH”). The Company currently has one marketed product, Ocaliva (obeticholic acid or “OCA”). Founded in 2002, the Company has operations in the United States, Europe and Canada.

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2022. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

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

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its Annual Report on 10-K for the year ended December 31, 2021. There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report, other than the adoption of accounting pronouncement below.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by eliminating the requirement to separately account for embedded conversion features as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. The ASU simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, the ASU requires enhanced disclosures about convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. Upon adoption at January 1, 2022, the Company made certain adjustments in its condensed consolidated balance sheets which consisted of an increase of $176.3 million in Long-term debt, a net decrease of $307.4 million in Additional paid-in capital and a net decrease of $131.1 million in Accumulated deficit resulting from the reversal of previously recognized non-cash interest expense.

After adoption, the Company accounts for the Convertible Notes as single liabilities measured at amortized cost. The Company did not elect the fair value option. Additionally, the Company will no longer incur non-cash interest expense for the amortization of debt discount related to the previously separated equity components. The Company will apply the if-converted methodology in computing diluted earnings per share if and when profitability is achieved.

The following table summarizes the adjustments made to the Company’s condensed consolidated balance sheet as of January 1, 2022 as a result of applying the modified retrospective method in adopting ASU 2020-06:

	As Reported	ASU 2020-06	As Adjusted
	December 31, 2021	Adjustments	January 1, 2022

	(in thousands)
Convertible Notes	$539,782	$176,303	$716,085
Additional paid-in capital	$2,308,653	$(307,371)	$2,001,282
Accumulated deficit	$(2,489,772)	$131,068	$(2,358,704)

Under the modified retrospective method, comparative prior periods are not adjusted. The adoption did not impact previously reported amounts in the Company’s condensed consolidated statements of operations, cash flows and the basic and diluted net loss per share amounts.

4.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$48,320	$—	$—	$—	$48,320
Total cash and cash equivalents	48,320	—	—	—	48,320
Investment debt securities:
Commercial paper	116,832	—	1	(282)	116,551
Corporate debt securities	190,218	—	4	(941)	189,281
Municipal bonds	5,000	—	—	—	5,000
U.S. government agency bonds	3,500	—	—	(41)	3,459
U.S Treasury securities	33,132	—	—	(41)	33,091
Total investment debt securities	348,682	—	5	(1,305)	347,382
Total cash, cash equivalents and investment debt securities	$397,002	$—	$5	$(1,305)	$395,702

	As of December 31, 2021
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$76,709	$—	$—	$—	$76,709
Commercial paper	8,000	—	—	—	8,000
Total cash and cash equivalents	84,709	—	—	—	84,709
Investment debt securities:
Commercial paper	84,513	—	—	(49)	84,464
Corporate debt securities	232,721	—	16	(245)	232,492
Municipal bonds	5,028	—	—	(1)	5,027
U.S Treasury securities	12,998	—	—	(1)	12,997
Total investment debt securities	335,260	—	16	(296)	334,980
Total cash, cash equivalents and investment debt securities	$419,969	$—	$16	$(296)	$419,689

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of March 31, 2022
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$111,565	$(282)	$—	$—	$111,565	$(282)
Corporate debt securities	171,713	(941)	—	—	171,713	(941)
U.S. government agency bonds	3,459	(41)	—	—	3,459	(41)
U.S. Treasury securities	33,091	(41)	—	—	33,091	(41)
Total	$319,828	$(1,305)	$—	$—	$319,828	$(1,305)

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$81,464	$(49)	$—	$—	$81,464	$(49)
Corporate debt securities	196,120	(245)	—	—	196,120	(245)
Municipal bonds	5,027	(1)	—	—	5,027	(1)
U.S Treasury securities	12,997	(1)	—	—	12,997	(1)
Total	$295,608	$(296)	$—	$—	$277,584	$(294)

At March 31, 2022 and December 31, 2021, respectively the Company had 101 and 97 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher) and the decline in fair value is largely due to market conditions and/or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaled $1.0 million and $1.3 million at March 31, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

The Company’s cash deposits, money market funds and U.S. Treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted prices from active markets. Commercial paper, corporate debt securities, municipal bonds and U.S. government agency bonds are classified as Level 2 instruments based on market pricing and other observable inputs.

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

	(in thousands)
March 31, 2022
Assets
Cash and cash equivalents:
Money market funds	$10,411	$10,411	$—	$—
Available-for-sale investment debt securities:
Commercial paper	116,551	—	116,551	—
Corporate debt securities	189,281	—	189,281	—
Municipal bonds	5,000	—	5,000	—
U.S. government agency bonds	3,459	—	3,459	—
U.S. Treasury securities	33,091	33,091	—	—
Total financial assets	$357,793	$43,502	$314,291	$—

December 31, 2021
Assets
Cash and cash equivalents:
Money market funds	$39,287	$39,287	$—	$—
Commercial paper	8,000	—	8,000	—
Available-for-sale investment debt securities:
Commercial paper	84,464	—	84,464	—
Corporate debt securities	232,492	—	232,492	—
Municipal bonds	5,027	—	5,027	—
U.S. Treasury securities	12,997	12,997	—	—
Total financial assets	$382,267	$52,284	$329,983	$—

See Note 10 for the carrying amounts and estimated fair values of the Company’s 3.50% Convertible Senior Secured Notes due 2026 (“2026 Convertible Secured Notes”), 2.00% Convertible Senior Notes due 2026 (“2026 Convertible Notes”) and 3.25% Convertible Senior Notes due 2023 (“2023 Convertible Notes”).

The aggregate fair value of all available-for-sale investment debt securities (commercial paper, corporate debt securities, municipal bonds, U.S. government agency bonds and U.S. Treasury securities), by contractual maturity, are as follows:

	Fair Value as of
	March 31, 2022	December 31, 2021

	(in thousands)
Due in one year or less	$325,832	$305,914
Due after one year through two years	21,550	29,066
Total investment debt securities	$347,382	$334,980

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

6.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	March 31, 2022	December 31, 2021

		(in thousands)
Office equipment and software	3	$5,391	$5,373
Leasehold improvements	Shorter of remaining lease term or useful life	13,231	13,240
Furniture and fixtures	7	4,590	4,588
Subtotal		23,212	23,201
Less: accumulated depreciation		(20,153)	(19,824)
Fixed assets, net		$3,059	$3,377

7.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	March 31, 2022	December 31, 2021

	(in thousands)
Work-in-process	$7,487	$7,801
Finished goods	770	818
Inventory	$8,257	$8,619

8. Leases

The Company leases various office spaces under non-cancelable operating leases with original lease periods expiring between the second quarter of 2022 and 2027. The Company also enters into leases for equipment. A number of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is typically at the sole discretion of the Company. All renewals to extend the lease terms are not included in the right-of-use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise.

Operating lease assets and liabilities are classified on the condensed consolidated balance sheets as follows:

Leases	Classification	March 31, 2022	December 31, 2021

Assets		(in thousands)
Operating lease assets	Other assets	$7,762	$6,119
Total leased assets		$7,762	$6,119

Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$1,650	$3,042
Noncurrent
Operating lease liabilities	Long-term other liabilities	7,197	4,386
Total operating lease liabilities		$8,847	$7,428

Operating lease costs for the three-month periods ended March 31, 2022 and 2021, are as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2022	2021

		(in thousands)
Operating lease cost	Selling, general and administrative expenses	$1,420	$1,685
Short-term lease cost	Selling, general and administrative expenses	562	639
Variable lease cost	Selling, general and administrative expenses	265	381
Net lease cost		$2,247	$2,705

Cash payments included in the measurement of the Company’s operating lease liabilities reported in operating cash flows were $1.7 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the Company obtained a ROU asset of $3.2 million in exchange for new operating lease obligations of $3.2 million.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of March 31, 2022 are as follows:

Maturity of Lease Liabilities	Operating leases
(in thousands)
2022 (remaining)	$1,426
2023	2,926
2024	2,443
2025	1,901
2026	889
Thereafter	525
Total lease payments	10,110
Less: Present value discount	(1,263)
Total operating lease liabilities	$8,847

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31, 2022	December 31, 2021

	(in thousands)
Accounts payable	$10,386	$18,132
Accrued employee compensation	12,832	24,511
Accrued contracted services	55,456	52,296
Accrued rebates, discounts and other incentives	57,102	51,283
Operating lease liabilities	1,650	3,042
Other liabilities	9,634	8,952
Accounts payable, accrued expenses and other liabilities	$147,060	$158,216

The Company has $42.0 million and $39.8 million in rebates as of March 31, 2022 and December 31, 2021, respectively, included in Accrued rebates, discounts and other incentives, for France, in which final pricing is subject to ongoing negotiations with the government.

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

The Company has started to benefit from the U.K. Research and Development Expenditure Scheme, or the RDEC scheme, under which it can obtain a tax credit of 12% of eligible research and development expenses incurred by the Company in the U.K. The RDEC scheme is more restrictive than the SME scheme, and generally applies where qualifying R&D expenditure is not eligible for relief under the SME scheme.

The Company has submitted claims seeking to obtain tax credits for qualifying R&D expenses incurred in the 2015, 2016, 2017, 2018 and 2019 calendar years.

With respect to the 2018 RDEC claim, in June 2021, the Company received a payment of $4.2 million from Her Majesty’s Revenue and Customs (“HMRC”), the U.K.’s government tax authority. In October 2021, the Company filed a letter of adjustment and made a cash repayment of $0.2 million to the HMRC due to submission of the amended claim. Given the claim review has not been finalized for the 2018 year, the $4.0 million net credit received along with a reduction of $0.3 million due to foreign currency is recorded as a deferred liability within Accounts payable, accrued expenses, and other liabilities.

With respect to the 2019 RDEC claim, in February 2022, the Company received a payment of $3.8 million from HMRC. Given the claim review has not been finalized for the 2019 year, the $3.8 million credit received is recorded as a deferred liability within Accounts payable, accrued expenses, and other liabilities.

10.   Long-Term Debt

Debt, net of debt issuance costs and discounts, consisted of the following:

	March 31, 2022			December 31, 2021
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes

	(in thousands)
Liability component
Principal	$500,000	$115,349	$113,655	$500,000	$115,349	$113,655
Unamortized debt issuance costs	(9,499)	(2,011)	(609)	(7,132)	(2,313)	(816)
Unamortized debt discount	—	—	—	(141,303)	(30,228)	(7,430)
Net carrying amount	$490,501	$113,338	$113,046	$351,565	$82,808	105,409
Equity component, net of issuance costs*	—	—	—	$147,458	$62,841	$97,072

*Recorded as a reduction of Additional paid-in capital upon the adoption of ASU 2020-06.

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

The approximate fair value of the Convertible Notes was determined as follows using Level 2 inputs based on quoted market values:

	March 31, 2022	December 31, 2021

	(in thousands)
2026 Convertible Secured Notes	$538,660	$543,370
2026 Convertible Notes	$70,774	$69,492
2023 Convertible Notes	$107,262	$107,727

Previously, in accordance with ASC 470-20, the Company used effective interest rates to determine the liability components of the Convertible Notes, with the residual as the debt discount, with a corresponding increase to additional paid-in capital for the equity component of the Convertible Notes. Underwriting discounts, commissions, and estimated offering expenses (both cash and non-cash) (“debt issuance costs”) were allocated as debt or equity issuance costs in proportion to the allocation of the liability and equity components of the Convertible Notes, with debt issuance costs recorded as a deduction from the carrying value of the debt, and equity issuance costs recorded as an offset to additional paid-in capital.

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

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$4,375	$577	$924	$5,876	$—	$1,150	$3,737	$4,887
Amortization of debt issuance costs	563	115	119	797	—	191	480	671
Accretion of debt discount	—	—	—	—	—	2,491	4,370	6,861
Total interest expense	$4,938	$692	$1,043	$6,673	$—	$3,832	$8,587	$12,419

The effective interest rates during the three months ended March 31, 2022 for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes are 4.03%, 2.44% and 3.69%, respectively. The effective interest rates during the three months ended March 31, 2021 for the 2026 Convertible Notes and 2023 Convertible Notes were 9.90% and 8.42%, respectively. Accrued interest on the Convertible Notes was approximately $4.0 million and $8.6 million as of March 31, 2022 and December 31, 2021, respectively.

The Company’s total recorded debt issuance costs are $17.3 million, which are being amortized using the effective interest method through the date of maturity. As of March 31, 2022, and December 31, 2021, $12.1 million and $10.3 million, respectively, of debt issuance costs are unamortized on the condensed consolidated balance sheets in Long-term debt. Cash payments for interest were $10.5 million and $7.5 million for the three months ended March 31, 2022 and 2021, respectively.

11.   Product Revenue, Net

The Company recognized net sales of Ocaliva of $88.6 million and $81.7 million for the three months ended March 31, 2022 and 2021, respectively

The table below summarizes consolidated product revenue, net by region:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Product revenue, net:
U.S.	$59,146	$57,299
ex-U.S.	29,436	24,362
Total product revenue, net	$88,582	$81,661

Credit Losses

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the three-month period ended March 31, 2022 (in thousands):

Balance at December 31, 2021	$296
Provision for credit losses	(41)
Write-offs	—
Balance at March 31, 2022	$255

12.   Stock Compensation

The Company’s 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of its initial public offering in October 2012. At the same time, the Company’s 2003 Stock Incentive Plan (“2003 Plan”) was terminated and 555,843 shares available under the 2003 Plan were added to the 2012 Plan.

On January 1, 2022, the number of shares available for issuance under the 2012 Plan increased by 1,182,918 shares, as a result of the automatic increase provisions thereof.

The Company launched on August 16, 2021, and closed on September 17, 2021, an offer to exchange eligible out-of-the-money employee stock options for a lesser number of new options with at-the-money strike prices (the “Option Exchange”). Following expiration of the Option Exchange, out of 703,967 eligible options, the Company accepted for exchange 612,080 original options, with a weighted average exercise price of $99.79 and exchanged them for 338,848 new options, granted effective September 20, 2021, with a strike price of $15.18, the closing stock price on that day. The original options have been cancelled. Original options that had already vested were exchanged for new options vesting one year from the new grant date, subject to the employee’s continued employment. Original options that had not already vested were exchanged for new options vesting two years from the new grant date, subject to the employee’s continued employment. New options will expire 6.5 years after the grant date.

The estimated fair value of the stock options granted in the three months ended March 31, 2022 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the three months ended March 31, 2022 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the performance restricted stock units (“PRSUs”) granted in the three months ended March 31, 2022 was determined utilizing the Monte Carlo simulation method. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

The following table summarizes stock option activity during the three months ended March 31, 2022:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2021	2,252	$50.28	7.2	$408
Granted	352	$14.67	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(38)	$29.63	—	$—
Expired	(69)	$110.37	—	$—
Outstanding at March 31, 2022	2,497	$43.93	7.4	$965
Expected to vest	1,558	$22.81	8.6	$965
Exercisable	939	$78.98	5.5	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2022, the total compensation cost related to non-vested option awards not yet recognized is approximately $22.5 million with a weighted average remaining vesting period of 1.34 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended March 31,
	2022	2021
Volatility	66.4 - 67.1%	65.2 - 65.9%
Expected term (in years)	6.0	6.0
Risk-free rate	1.3 - 1.7%	0.4 - 0.7%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, restricted stock award (“RSA”) and PRSU activity during the three months ended March 31, 2022:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2021	968	$39.58
Granted	690	$15.61
Vested	(43)	$47.41
Forfeited	(49)	$63.57
Non-vested awards at March 31, 2022	1,566	$28.03

As of March 31, 2022, there is approximately $34.3 million of total unrecognized compensation expense related to unvested RSUs, RSAs and PRSUs, which is expected to be recognized over a weighted average vesting period of 1.83 years.

During the three months ended March 31, 2022, the Company granted a total of 168,600 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $0.3 million of stock-based compensation related to such PRSUs granted during the three months ended March 31, 2022.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021

Selling, general and administrative	$5,324	$6,389
Research and development	1,396	2,026
Restructuring	—	4
Total stock-based compensation	$6,720	$8,419

13.   Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three-month periods ended March 31, 2022 and 2021, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three-month periods ended March 31, 2022 and 2021, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Shares issuable upon conversion of Convertible Notes	25,513	4,435
Options	2,431	2,730
Unvested restricted stock units	1,392	1,195
Total	29,336	8,360

14. Commitments and Contingencies

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

Shareholder Litigation

The Company currently is involved in two purported shareholder class action lawsuits, as well as related derivative suits. While the Company believes that it has a number of valid defenses to the claims of the litigants, and intends to vigorously defend itself, matters are in early stages of litigation, and no assessment can be made as to likely outcomes or whether these matters will be material to the Company. Accordingly, an estimate of the potential loss, or range of loss, if any, to the Company relating to these matters is not possible at this time.

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

The 2020 Litigation

On November 5, 2020, a purported shareholder class action, initially styled Chauhan v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Eastern District of New York, naming the Company and certain of its officers as defendants. On January 4, 2021, the lawsuit was transferred to the United States District Court for the Southern District of New York. On January 25, 2021, the Court appointed lead plaintiff in the lawsuit, and on March 15, 2021, the lead plaintiff filed a corrected amended complaint, captioned Richard Rice, as Trustee of the Richard E. and Melinda Rice Revocable Family Trust 5/9/90, and Christian Stankevitz v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its former officers as defendants. The lead plaintiff claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between September 28, 2019 and October 7, 2020. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during that period, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s New Drug Application (“NDA”) for OCA for the treatment of liver fibrosis due to NASH, and the use of Ocaliva in patients with PBC, as well as the Company’s operations, financial performance, and prospects. The plaintiff seeks unspecified monetary damages on behalf of the putative class, and an award of costs and expenses, including attorney’s fees. On April 26, 2021, the Company filed a motion to dismiss the amended complaint. On May 26, 2021, the plaintiff filed an opposition to the motion to dismiss, and on June 9, 2021, the Company filed a reply brief. On February 16, 2022, oral argument was held in the United States District Court for the Southern District of New York. On March 21, 2022, the District Court granted the Company’s motion to dismiss, and dismissed the amended complaint without prejudice, on account of lack of adequately pleaded material misrepresentations or omissions, scienter, and loss causation. On April 19, 2022, plaintiff’s counsel informed the court that plaintiff did not intend to file an amended complaint or appeal the order to dismiss.

Separately, on December 29, 2020, a follow-on derivative suit, styled Rabinovich v. Fundarò, et al., was filed in the United States District Court for the Southern District of New York by shareholder Delfin Rabinovich based on substantially the same allegations as those set forth in the securities case immediately above. On January 28, 2021, this lawsuit was transferred to the United States District Court for the District of Delaware. On February 1, 2021, a second follow-on derivative suit, styled Fung v. Fundarò, et al., was filed in the United States District Court for the District of Delaware based on the substantially same allegations as those set forth in the securities case immediately above and the Rabinovich derivative action. On March 1, 2021, these follow-on derivative suits were consolidated in a single suit titled In re Intercept Pharmaceuticals, Inc. Derivative Litigation. On March 15, 2021, the District of Delaware entered an order staying the consolidated derivative litigation pending a decision on the motion to dismiss in the related securities case. On April 28, 2022, the plaintiffs gave notice of voluntary dismissal.

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

Each paragraph IV certification notice alleged that the challenged Orange Book patents were invalid, unenforceable, and/or would not be infringed by the commercial manufacture, use, or sale of the generic products described in the generic manufacturer’s respective ANDA. In each case, within 45 days of receipt of the paragraph IV certification notice, the Company initiated a patent infringement suit against the generic manufacturer in the United States District Court for the District of Delaware. As a result, under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the FDA cannot grant final approval of each generic manufacturer’s ANDA before the earlier of November 27, 2023, or a court decision in their favor. The Company has since received additional paragraph IV certification notices from certain of the six generic manufacturers challenging additional Ocaliva Orange Book patents, and the Company has been amending its complaints against the generic challengers accordingly to add infringement allegations in relation thereto.

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

15. Subsequent Events

On May 5, 2022, the Company entered into a series of agreements to sell to Advanz Pharma its ex-U.S. commercial operations, including certain foreign subsidiaries, and sublicense the right to commercialize Ocaliva outside of the U.S. The Company will receive consideration in the amount of $405 million upfront, subject to customary working capital and other adjustments. The Company will receive an additional cumulative $45 million from Advanz Pharma contingent upon receipt of extensions of orphan drug exclusivity from certain regulatory authorities in Europe. The transaction is subject to customary legal and regulatory closing conditions and is expected to be completed during 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We are also in the process of generating a new data package from our REGENERATE study using the new liver biopsy consensus read methodology. We continue to target a potential pre-NDA submission meeting with the FDA in June 2022.

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

In addition, we have other compounds in early stages of research and development in our pipeline, including our INT-787 compound, an FXR agonist. We are currently evaluating INT-787 in a Phase 1 clinical trial. We have submitted an IND in the first half of 2022.

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

Product Revenue, Net

We recognize revenue upon delivery of Ocaliva to our customers, net of discounts, rebates and incentives associated with the product. We provide the right of return to our customers for unopened product for a limited time before and after its expiration date.

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

We recognized net sales of Ocaliva of $88.6 million and $81.7 million for the three months ended March 31, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative (“SG&A”) expenses as a result of, among other initiatives, the commercialization of Ocaliva for PBC in the United States, the United Kingdom,

the European Union and our other target markets. In addition, we have incurred significant selling, general and administrative expenses and may in the future incur similar expenses in connection with the preparation for the potential commercialization of OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, and any maintenance of our general and administrative infrastructure in the United States and abroad.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Revenue:
Product revenue, net	$88,582	$81,661
Total revenue	88,582	81,661

Operating expenses:
Cost of sales	758	810
Selling, general and administrative	50,007	59,271
Research and development	48,089	50,766
Restructuring	—	161
Total operating expenses	98,854	111,008

Other income (expense):
Interest expense	(6,673)	(12,419)
Other (expense) income, net	(339)	1,346
Total other (expense), net	(7,012)	(11,073)
Net loss	$(17,284)	$(40,420)

Revenues

Product revenue, net was $88.6 million and $81.7 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, product revenue, net was comprised of U.S. Ocaliva net sales of $59.2 million and $57.3 million, respectively, and ex-U.S. Ocaliva net sales of $29.4 million and $24.4 million, respectively. The increase in product revenues was driven by operational growth, primarily due to higher unit sales volumes and higher net pricing in select markets.

Cost of sales

Cost of sales was $0.8 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. Our cost of sales for the three months ended March 31, 2022 and 2021 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $50.0 million and $59.3 million for the three months ended March 31, 2022 and 2021, respectively. The $9.3 million net decrease between periods was primarily driven by our ongoing efforts to manage our operational costs.

Research and development expenses

Research and development expenses were $48.1 million and $50.8 million for the three months ended March 31, 2022 and 2020, respectively. The $2.7 million net decrease between periods was primarily driven by our lower spend on our NASH program and cost efficiencies gained through reduced utilization of third-party resources in certain functional areas.

Interest expense

Interest expense was $6.7 million and $12.4 million for the three months ended March 31, 2022 and 2021, respectively. For the quarter ended March 31, 2022, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes and no longer included any accretion of debt discounts, which was $6.9 million for the three months ended March 31, 2021, after the adoption of ASU 2020-06. For the quarter ended March 31, 2021, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes and 2026 Convertible Notes.

Other (expense) income, net

Other (expense) income, net was $(0.3) million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. Such (expense) income is primarily attributable to realized losses on foreign currency transactions and interest income earned on cash, cash equivalents and investment debt securities, respectively.

Income taxes

For the three months ended March 31, 2022 and 2021, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,124)	$(54,650)
Investing activities	(14,220)	91,340
Financing activities	(318)	(1,083)
Effect of exchange rate changes	(274)	(882)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,936)	$34,725

Operating Activities. Net cash used in operating activities of approximately $20.1 million during the three months ended March 31, 2022 was primarily a result of our $17.3 million net loss, a net decrease in operating assets and liabilities of $12.8 million, partially offset by $6.7 million in stock-based compensation, $1.3 million for non-cash operating lease costs and $0.4 million of depreciation. Cash flows for the three months ended March 31, 2022 include net cash receipts of $3.8 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

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

Investing Activities. For the three months ended March 31, 2022, net cash used in investing activities primarily reflects the purchase of investment debt securities of $142.8 million, partially offset by the sales and maturities of investment debt securities of $128.6 million.

For the three months ended March 31, 2021, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $142.3 million, partially offset by the purchase of investment debt securities of $50.5 million.

Financing Activities. Net cash used in financing activities in the three months ended March 31, 2022, consisted of $0.3 million from payments of employee withholding taxes related to stock-based awards.

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

As of March 31, 2022, we had $406.9 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2022. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period, such as via the transaction with Advanz Pharma discussed above. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2022, our funds are primarily held in U.S. treasuries, U.S. government agency bonds, corporate and municipal bonds, commercial paper and money market accounts.

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

Contractual Obligations

Except as discussed above regarding Advanz Pharma, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Funding Requirements—Future Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our significant legal proceedings, see Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, including under the heading “Cautionary Note Regarding Forward-Looking Statements”, the risks and uncertainties that we believe are most important for you to consider are discussed in “Part II, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC, which could adversely affect our business, financial condition, results of operations and future growth prospects. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2021. Please also refer to our Form 8-K filed May 5, 2022, under “Forward-Looking Statements” for factors that could affect the transaction with Advanz Pharma disclosed above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the three months ended March 31, 2022.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1#	2022 Cash Incentive Plan (previously filed, and incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 31, 2022, File No. 001-35668).

10.2#	2022 Cash Incentive Plan - Form of Performance-Based Award Agreement (previously filed, and incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 31, 2022, File No. 001-35668).

10.3++

Agreement of Lease, dated February 7, 2022, between United States Fire Insurance Company as Landlord and the Registrant as Tenant (previously filed, and incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 9, 2022, File No. 001-35668).

10.4#	Employment Agreement, effective April 21, 2022, between the Registrant and Rocco Venezia

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2022 (unaudited) and December 31, 2021 (audited), (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three-month periods ended March 31, 2022 and 2021 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2022 and 2021 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INTERCEPT PHARMACEUTICALS, INC.

Date: May 6, 2022	By:	/s/ Jerome Durso
Jerome Durso
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)