Form 10-Q
period 2022-06-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2022-08-03
CIK 1270073

Ad

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2022 was 29,798,040.

Intercept Pharmaceuticals, Inc.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company” refer, collectively, to Intercept Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, but not limited to, statements regarding the progress, timing and results of our clinical trials, including our clinical trials for the treatment of nonalcoholic steatohepatitis (“NASH”), the safety and efficacy of our approved product, Ocaliva (obeticholic acid or “OCA”) for primary biliary cholangitis (“PBC”), and our product candidates, including OCA for liver fibrosis due to NASH, the timing and acceptance of our regulatory filings and the potential approval of OCA for liver fibrosis due to NASH, the review of our New Drug Application (“NDA”) for OCA for the treatment of liver fibrosis due to NASH by the U.S. Food and Drug Administration (the “FDA”), our intent to work with the FDA to address the issues raised in a complete response letter (“CRL”), the potential commercial success of OCA, as well as our strategy, future operations, future financial position, future revenue, projected costs, financial guidance, prospects, plans and objectives.

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	the success of our existing business and operations, including Ocaliva for PBC;
●	our ability to successfully commercialize Ocaliva for PBC and, if approved, OCA for NASH;
●	our ability to maintain our regulatory approval of Ocaliva for PBC;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH;
●	our ability to address the issues raised in the complete response letter (“CRL”) received in June 2020 with respect to OCA for NASH;
●	any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions;
●	any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	the progress, timing, and results of our REGENERATE clinical trial, including the safety and efficacy of OCA for liver fibrosis due to NASH, and the use of a consensus panel approach to histology reads;
●	our pre-submission meeting with the FDA in July 2022 in which we reviewed with the FDA the planned content and the timing of the submission of our NDA for OCA for liver fibrosis due to NASH;
●	our planned resubmission of an NDA to the FDA for OCA for liver fibrosis due to NASH, and the potential timing, review, acceptance, and approval of the NDA;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a Risk Evaluation and Mitigation Strategies (“REMS”) program, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate, including in connection with our update to the Ocaliva prescribing information in May 2021 contraindicating Ocaliva for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints, or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of interactions with regulators, including the FDA regarding our clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent or defend against system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions;
●	our ability to comply with data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
~~●~~	the impact of general economic, industry, market, regulatory or political conditions;

●	how we use the funds received from the sale of our ex-U.S. business to Advanz Pharma;
●	disagreements or legal, operational, or other business problems arising from our ongoing relationship with Advanz Pharma, including the licensing of the ex-U.S. rights to Ocaliva for PBC and, if approved, OCA for NASH, our operational separation from our former ex-U.S. commercial operations, and our agreement to supply Advanz Pharma with OCA;
●	unexpected tax, regulatory, litigation, or other liabilities;
●	whether we receive any future earn-outs or royalties under the Advanz Pharma transaction documents; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”), including our most recent Annual Report.

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

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$58,019	$84,709
Restricted cash	7,537	8,119
Investment debt securities, available-for-sale	346,757	334,980
Accounts receivable, net of allowance for credit losses of $51 and $58, respectively	27,516	28,337
Prepaid expenses and other current assets	17,307	21,735
Current assets of discontinued operations	29,879	30,138
Total current assets	487,015	508,018
Fixed assets, net	1,002	3,281
Inventory	6,891	7,883
Security deposits	627	4,284
Other assets	3,062	3,557
Total assets	$498,597	$527,023
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$86,364	$103,780
Short-term interest payable	8,635	8,601
Current liabilities of discontinued operations	56,428	55,780
Total current liabilities	151,427	168,161
Long-term liabilities:
Long-term debt	713,859	539,782
Long-term other liabilities	3,144	3,042
Total liabilities	$868,430	$710,985
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock par value $0.001 per share; 90,000,000 shares authorized; 29,798,040 and 29,572,953 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	30	30
Additional paid-in capital	2,016,201	2,308,653
Accumulated other comprehensive loss, net	(2,548)	(2,873)
Accumulated deficit	(2,383,516)	(2,489,772)
Total stockholders’ deficit	(369,833)	(183,962)
Total liabilities and stockholders’ deficit	$498,597	$527,023

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue:
Product revenue, net	$71,757	$68,178	$130,903	$125,477
Total revenue	71,757	68,178	130,903	125,477
Operating expenses:
Cost of sales	309	254	532	547
Selling, general and administrative	39,985	43,882	77,739	88,984
Research and development	44,826	37,668	92,719	88,279
Restructuring	—	(160)	—	(284)
Total operating expenses	85,120	81,644	170,990	177,526
Operating loss	(13,363)	(13,466)	(40,087)	(52,049)
Other (expense) income:
Interest expense	(6,669)	(12,589)	(13,342)	(25,008)
Other (expense) income, net	(289)	721	(342)	2,179
Total other (expense), net	(6,958)	(11,868)	(13,684)	(22,829)
Loss from continuing operations	$(20,321)	$(25,334)	$(53,771)	$(74,878)
Income from discontinued operations	$12,793	$14,240	$28,959	$23,364
Net loss	$(7,528)	$(11,094)	$(24,812)	$(51,514)

Net income/(loss) per common and potential common share (basic and diluted):
Net loss from continuing operations	$(0.68)	$(0.76)	$(1.81)	$(2.26)
Net income from discontinued operations	$0.43	$0.43	$0.97	$0.70
Net loss	$(0.25)	$(0.33)	$(0.83)	$(1.55)
Weighted average common and potential common shares outstanding:
Basic and diluted	29,747	33,179	29,721	33,159

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net loss	$(7,528)	$(11,094)	$(24,812)	$(51,514)
Other comprehensive (loss) income:
Net changes related to available-for-sale investment debt securities:
Unrealized losses on investment debt securities	(506)	(23)	(1,526)	(367)
Reclassification adjustment for realized losses on investment debt securities included in other income, net	—	—	—	2
Net unrealized losses on investment debt securities	$(506)	$(23)	$(1,526)	$(365)
Foreign currency translation gains (losses)	1,445	(304)	1,851	(23)
Other comprehensive income (loss)	$939	$(327)	$325	$(388)
Comprehensive loss	$(6,589)	$(11,421)	$(24,487)	$(51,902)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Deficit
Balance - March 31, 2022	29,709	$30	$2,007,684	$(3,487)	$(2,375,988)	$(371,761)
Stock-based compensation	—	—	8,544	—	—	8,544
Issuance of common stock under equity plan	96	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(7)	—	(27)	—	—	(27)
Other comprehensive income	—	—	—	939	—	939
Net loss	—	—	—	—	(7,528)	(7,528)
Balance - June 30, 2022	29,798	$30	$2,016,201	$(2,548)	$(2,383,516)	$(369,833)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Deficit
Balance - December 31, 2021	29,573	$30	$2,308,653	$(2,873)	$(2,489,772)	$(183,962)
Stock-based compensation	—	—	15,264	—	—	15,264
Issuance of common stock under equity plan	251	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(26)	—	(345)	—	—	(345)
Reclassification of the equity components of the Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(307,371)	—	131,068	(176,303)
Other comprehensive income	—	—	—	325	—	325
Net loss	—	—	—	—	(24,812)	(24,812)
Balance - June 30, 2022	29,798	$30	$2,016,201	$(2,548)	$(2,383,516)	$(369,833)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Deficit
Balance - March 31, 2021	33,154	$33	$2,241,273	$(2,538)	$(2,438,766)	$(199,998)
Stock-based compensation	—	—	8,448	—	—	8,448
Net proceeds from exercise of stock options	47	—	18	—	—	18
Employee withholding taxes related to stock-based awards	—	—	(242)	—	—	(242)
Other comprehensive loss	—	—	—	(327)	—	(327)
Net loss	—	—	—	—	(11,094)	(11,094)
Balance - June 30, 2021	33,201	$33	$2,249,497	$(2,865)	$(2,449,860)	$(203,195)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Deficit
Balance - December 31, 2020	33,016	$33	$2,233,937	$(2,477)	$(2,398,346)	$(166,853)
Stock-based compensation	—	—	16,867	—	—	16,867
Net proceeds from exercise of stock options	188	—	18	—	—	18
Employee withholding taxes related to stock-based awards	(3)	—	(1,325)	—	—	(1,325)
Other comprehensive loss	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(51,514)	(51,514)
Balance - June 30, 2021	33,201	$33	$2,249,497	$(2,865)	$(2,449,860)	$(203,195)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,812)	$(51,514)
Less: Net income from discontinued operations	28,959	23,364
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,870	13,693
Amortization of premium on investment debt securities	964	2,296
Amortization of deferred financing costs	1,601	1,356
Write-off of fixed assets	2,399	—
Depreciation	411	1,661
Non-cash operating lease cost	1,219	2,386
Accretion of debt discount	—	13,877
Gain on extinguishment of debt	(21)	—
Gain on lease termination	(1,101)	—
Provision for allowance of credit losses, net of write-offs	(7)	4
Changes in operating assets:
Accounts receivable	828	550
Prepaid expenses and other current assets	4,845	788
Inventory	215	76
Security deposits	3,656	345
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(10,485)	(28,635)
Operating lease liabilities	(1,449)	(3,350)
Interest payable	87	—
Net cash used in operating activities - continuing operations	(39,739)	(69,831)
Net cash provided by operating activities - discontinued operations	34,353	20,028
Net cash used in operating activities	(5,386)	(49,803)
Cash flows from investing activities:
Purchases of investment debt securities	(239,422)	(87,407)
Sales and maturities of investment debt securities	225,155	227,459
Purchases of equipment, leasehold improvements, and furniture and fixtures	(531)	(397)
Net cash (used in) provided by investing activities - continuing operations	(14,798)	139,655
Net cash (used in) provided by investing activities - discontinued operations	—	—
Net cash (used in) provided by investing activities	(14,798)	139,655
Cash flows from financing activities:
Payments of employee withholding taxes related to stock-based awards	(345)	(1,325)
Proceeds from exercise of options, net	—	18
Payments for repurchases of convertible senior notes	(3,862)	—
Payments of debt issuance costs	(35)	—
Net cash used in financing activities - continuing operations	(4,242)	(1,307)
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash used in financing activities	(4,242)	(1,307)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,977)	(522)
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,403)	88,023
Cash, cash equivalents and restricted cash at beginning of period	94,409	65,654
Cash, cash equivalents and restricted cash at end of period	67,006	153,677
Less: Cash, cash equivalents and restricted cash of discontinued operations	1,450	1,659
Cash, cash equivalents and restricted cash of continuing operations	$65,556	$152,018
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$(3,173)	$—
Non-cash investing and financing activities
Net increase in accrued fixed assets	$13	$—
Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$58,019	$145,620
Restricted cash	7,537	6,398
Total cash, cash equivalents and restricted cash	$65,556	$152,018

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Overview of Business

Intercept Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company founded in 2002 and focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases, including primary biliary cholangitis (“PBC”) and nonalcoholic steatohepatitis (“NASH”). The Company currently has one marketed product, Ocaliva (obeticholic acid or “OCA”).

On May 5, 2022, the Company entered into a series of agreements to sell the Company’s ex-U.S. commercial operations and sublicense the right to commercialize Ocaliva for PBC and, if approved, OCA for NASH outside of the United States to Advanz Pharma and its affiliates (collectively, “Advanz”) (the “Disposition Transaction”). Consideration under the agreements totaled $405 million up front, subject to adjustments including for cash, working capital, and assumed liabilities.

The Company will receive an additional $45 million from Advanz contingent upon receipt of extensions of orphan exclusivity for Ocaliva from the European Medicines Agency (“EMA”) and Medicines and Healthcare products Regulatory Agency (“MHRA”).

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2022. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment in order to conform to the current period presentation.

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

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its Annual Report on 10-K for the year ended December 31, 2021. With the exception of the accounting for held for sale assets and liabilities and discontinued operations under ASC 205-20, Presentation of Financial Statements:

Discontinued Operations (“ASC 205”), there have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report, other than the adoption of the accounting pronouncements below.

Held for Sale and Discontinued Operations

Assets and liabilities of a group of components of an entity are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the entities to be sold; (2) the entities to be sold are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such entities to be sold; (3) an active program to locate a buyer and other actions required to complete the plan to sell the entities have been initiated; (4) the sale of the entities is probable and is expected to be completed within one year; (5) the entities are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn.

Components of an entity that are classified as held for sale and have operations and cash flows that can be clearly distinguished from the rest of the entity are required to be reported as assets and liabilities held for sale.  A disposal of a group of components that is classified as held for sale is reported as discontinued operations if the disposal represents a strategic shift that has and will have a major effect on our operations and financial results.

In the period in which the components meet held-for-sale or discontinued operations criteria, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. For components that meet the discontinued operations criteria, the results of operations for the discontinued operation are reclassified into separate line items in the condensed consolidated statements of operations, net of income taxes for all periods presented.

The Company accounts for contingent consideration received as a gain contingency, and recognizes such contingent consideration when it is realized or realizable, once the contingency is resolved.

Additional details surrounding the Company's assets and liabilities held for sale and discontinued operations are included in Note 4.

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

4. Discontinued Operations

On May 5, 2022, the Company entered into the Disposition Transaction. Consideration under the agreements totaled $405 million up front, subject to adjustments including for cash, working capital, and assumed liabilities. The Company will receive an additional cumulative $45 million from Advanz contingent upon receipt of extensions of orphan drug exclusivity from the EMA and MHRA. The Company will also receive royalties on any future net sales of OCA in NASH outside of the U.S., should Advanz pursue marketing authorization for this indication in ex-U.S. regions. The Company will continue to be responsible for the manufacturing and supply of OCA globally while Advanz will be responsible for packaging, distribution and commercialization of the therapy in all markets outside of the U.S. In addition, the Company will be responsible for any difference between the cumulative rebate estimated for France for periods prior to July 1, 2022 and the amount agreed through final negotiations with the French government. Under the Sublicense Agreement, we agreed to continue to conduct certain post-marketing work and other activities with respect to Ocaliva for PBC, including continuing to conduct certain PBC studies (the “PBC Post-Marketing Work”). The Company will be reimbursed by Advanz for a portion of the total R&D costs related to the PBC Post-Marketing Work. Refer to Note 16 for additional details regarding the closing and completion of the Disposition Transaction subsequent to the end of the reporting period.

The Company accounted for the Disposition Transaction in accordance with ASC 205 as it met the definitions of held for sale and discontinued operations as of June 30, 2022 and therefore has reclassified the results of the disposed entities into discontinued operations in its unaudited condensed consolidated statements of operations and cash flows for all periods presented. The series of agreements entered into with Advanz were accounted for as a single integrated disposal transaction. The assets and liabilities associated with the ex-U.S. commercial operations to be disposed in the Disposition Transaction were reclassified to assets and liabilities of discontinued operations in the Company's unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.

The following table presents the carrying amounts of the classes of assets and liabilities related to the discontinued operations as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Restricted cash	$1,450	$1,581
Accounts receivable, net of allowance for credit losses	20,750	19,280
Prepaid expenses and other current assets	2,831	3,551
Fixed assets, net	35	96
Inventory	635	736
Security deposits	2,155	2,332
Other assets	2,023	2,562
Total assets classified as discontinued operations in condensed consolidated balance sheets	$29,879	$30,138

Accounts payable, accrued expenses and other liabilities	$55,549	$54,436
Long-term other liabilities	879	1,344
Total liabilities classified as discontinued operations in condensed consolidated balance sheets	$56,428	$55,780

The following table presents the results of operations related to the discontinued operations for the three and six months ended June 30, 2022 and 2021 respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Product revenue, net	$28,628	$28,398	$58,065	$52,760
Cost of sales	490	363	1,025	881
Selling, general and administrative	15,194	13,773	27,447	27,943
Research and development	55	125	251	279
Restructuring	—	(89)	—	195
Other (expense) income, net	(96)	14	(383)	(98)
Income from discontinued operations in condensed consolidated statements of operations	$12,793	$14,240	$28,959	$23,364

The following table presents the net cash provided by operating activities for the assets and liabilities held for sale (discontinued operations) for the six months ended June 30, 2022 and 2021 respectively:

	Six Months Ended June 30,
	2022	2021
Net income from discontinued operations	$28,959	$23,364

Adjustment of non-cash activities	4,937	3,837
Increase in accounts receivable	(2,973)	(4,617)
Decrease in prepaid expenses and other current assets	881	802
Decrease in inventory	38	16
Decrease in security deposits	1	—
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	2,510	(3,374)

Net cash provided by operating activities	$34,353	$20,028

5.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$58,019	$—	$—	$—	$58,019
Total cash and cash equivalents	58,019	—	—	—	58,019
Investment debt securities:
Commercial paper	143,932	—	—	(320)	143,612
Corporate debt securities	180,955	—	—	(1,319)	179,636
U.S. government agency bonds	3,500	—	—	(58)	3,442
U.S Treasury securities	20,176	—	—	(109)	20,067
Total investment debt securities	348,563	—	—	(1,806)	346,757
Total cash, cash equivalents and investment debt securities	$406,582	$—	$—	$(1,806)	$404,776

	As of December 31, 2021
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$76,709	$—	$—	$—	$76,709
Commercial paper	8,000	—	—	—	8,000
Total cash and cash equivalents	84,709	—	—	—	84,709
Investment debt securities:
Commercial paper	84,513	—	—	(49)	84,464
Corporate debt securities	232,721	—	16	(245)	232,492
Municipal bonds	5,028	—	—	(1)	5,027
U.S Treasury securities	12,998	—	—	(1)	12,997
Total investment debt securities	335,260	—	16	(296)	334,980
Total cash, cash equivalents and investment debt securities	$419,969	$—	$16	$(296)	$419,689

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of June 30, 2022
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$143,612	$(320)	$—	$—	$143,612	$(320)
Corporate debt securities	178,637	(1,318)	999	(1)	179,636	(1,319)
U.S. government agency bonds	3,442	(58)	—	—	3,442	(58)
U.S. Treasury securities	20,067	(109)	—	—	20,067	(109)
Total	$345,758	$(1,805)	$999	$(1)	$346,757	$(1,806)

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$81,464	$(49)	$—	$—	$81,464	$(49)
Corporate debt securities	196,120	(245)	—	—	196,120	(245)
Municipal bonds	5,027	(1)	—	—	5,027	(1)
U.S Treasury securities	12,997	(1)	—	—	12,997	(1)
Total	$295,608	$(296)	$—	$—	$295,608	$(296)

At June 30, 2022 and December 31, 2021, respectively the Company had 112 and 97 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher) and the decline in fair value is largely due to market conditions and/or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaled $0.9 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

The Company’s cash deposits, money market funds and U.S. Treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted prices from active markets. Commercial paper, corporate debt securities, and U.S. government agency bonds are classified as Level 2 instruments based on market pricing and other observable inputs.

Financial assets carried at fair value are classified in the tables below in one of the three categories described above:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

	(in thousands)
June 30, 2022
Assets
Cash and cash equivalents:
Money market funds	$11,347	$11,347	$—	$—
Available-for-sale investment debt securities:
Commercial paper	143,612	—	143,612	—
Corporate debt securities	179,636	—	179,636	—
U.S. government agency bonds	3,442	—	3,442	—
U.S. Treasury securities	20,067	20,067	—	—
Total financial assets	$358,104	$31,414	$326,690	$—

December 31, 2021
Assets
Cash and cash equivalents:
Money market funds	$39,287	$39,287	$—	$—
Commercial paper	8,000	—	8,000	—
Available-for-sale investment debt securities:
Commercial paper	84,464	—	84,464	—
Corporate debt securities	232,492	—	232,492	—
Municipal bonds	5,027	—	5,027	—
U.S. Treasury securities	12,997	12,997	—	—
Total financial assets	$382,267	$52,284	$329,983	$—

See Note 10 for the carrying amounts and estimated fair values of the Company’s 3.50% Convertible Senior Secured Notes due 2026 (“2026 Convertible Secured Notes”), 2.00% Convertible Senior Notes due 2026 (“2026 Convertible Notes”) and 3.25% Convertible Senior Notes due 2023 (“2023 Convertible Notes”).

The aggregate fair value of all available-for-sale investment debt securities (commercial paper, corporate debt securities, U.S. government agency bonds and U.S. Treasury securities), by contractual maturity, are as follows:

	Fair Value as of
	June 30, 2022	December 31, 2021

	(in thousands)
Due in one year or less	$334,932	$305,914
Due after one year through two years	11,825	29,066
Total investment debt securities	$346,757	$334,980

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

7.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	June 30, 2022	December 31, 2021

		(in thousands)
Office equipment and software	3	$4,100	$4,751
Leasehold improvements	Shorter of remaining lease term or useful life	10,891	12,884
Furniture and fixtures	7	3,199	3,772
Subtotal		18,190	21,407
Less: accumulated depreciation		(17,188)	(18,126)
Fixed assets, net		$1,002	$3,281

8.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	June 30, 2022	December 31, 2021

	(in thousands)
Work-in-process	$6,702	$7,801
Finished goods	189	82
Inventory	$6,891	$7,883

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30, 2022	December 31, 2021

	(in thousands)
Accounts payable	$11,666	$17,598
Accrued employee compensation	13,686	20,845
Accrued contracted services	48,253	51,136
Accrued rebates, returns, discounts and other incentives	12,345	11,626
Other liabilities	414	2,575
Accounts payable, accrued expenses and other liabilities	$86,364	$103,780

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

The Company has submitted claims seeking to obtain tax credits for qualifying R&D expenses incurred in the 2015, 2016, 2017, 2018 and 2019 calendar years. As described further in Note 12, the 2018 RDEC claim was finalized during the quarter ended June 30, 2022, and therefore the $4.0 million net payment received, which was previously deferred, was released into income as a reduction to research & development expenses.

With respect to the 2019 RDEC claim, in February 2022, the Company received a payment of $3.8 million from HMRC. Given the claim review has not been finalized for the 2019 year, the $3.8 million credit received is recorded as a deferred liability within Accounts payable, accrued expenses, and other liabilities. The Company will be entitled to this benefit based on the terms of the Disposition Transaction.

10.   Long-Term Debt

Debt, net of debt issuance costs and discounts, consisted of the following:

	June 30, 2022			December 31, 2021
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes

	(in thousands)
Liability component
Principal	$500,000	$115,349	$109,808	$500,000	$115,349	$113,655
Unamortized debt issuance costs	(8,930)	(1,895)	(473)	(7,132)	(2,313)	(816)
Unamortized debt discount	—	—	—	(141,303)	(30,228)	(7,430)
Net carrying amount	$491,070	$113,454	$109,335	$351,565	$82,808	105,409
Equity component, net of issuance costs	—	—	—	$147,458	$62,841	$97,072

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

On June 1, 2022, the Company entered into an agreement with a certain holder of 2023 Convertible Notes to repurchase $3.8 million principal for $3.8 million in cash, which purchase closed on June 3, 2022.

The approximate fair value of the Convertible Notes was determined as follows using Level 2 inputs based on quoted market values:

	June 30, 2022	December 31, 2021

	(in thousands)
2026 Convertible Secured Notes	$470,940	$543,370
2026 Convertible Notes	$74,030	$69,492
2023 Convertible Notes	$107,333	$107,727

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

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$4,375	$577	$913	$5,865	$8,750	$1,154	$1,837	$11,741
Amortization of debt issuance costs	569	116	119	804	1,132	232	237	1,601
Accretion of debt discount	—	—	—	—	—	—	—	—
Total interest expense	$4,944	$693	$1,032	$6,669	$9,882	$1,386	$2,074	$13,342

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$—	$1,150	$3,737	$4,887	$—	$2,300	$7,475	$9,775
Amortization of debt issuance costs	—	196	490	686	—	386	970	1,356
Accretion of debt discount	—	2,553	4,463	7,016	—	5,043	8,834	13,877
Total interest expense	$—	$3,899	$8,690	$12,589	$—	$7,729	$17,279	$25,008

The effective interest rates during the three and six months ended June 30, 2022 for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes are 4.03%, 2.44% and 3.69%, respectively. The effective interest rates during the three and six months ended June 30, 2021 for the 2026 Convertible Notes and 2023 Convertible Notes were 9.90% and 8.42%, respectively. Accrued interest on the Convertible Notes was approximately $8.6 million and $8.6 million as of June 30, 2022 and December 31, 2021, respectively.

The Company’s total recorded debt issuance costs are $17.1 million, which are being amortized using the effective interest method through the date of maturity. As of June 30, 2022, and December 31, 2021, $11.3 million and $10.3 million, respectively, of debt issuance costs are unamortized on the condensed consolidated balance sheets in Long-term debt. Cash payments for interest were $11.7 million and $9.8 million for the six months ended June 30, 2022 and 2021, respectively.

11.   Product Revenue, Net

The Company recognized U.S. Ocaliva net sales of $71.8 million and $68.2 million for the three months ended June 30, 2022 and 2021, respectively and $130.9 million and $125.5 million for the six months ended June 30, 2022 and 2021, respectively.

Credit Losses

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the six-month period ended June 30, 2022 (in thousands):

Balance at December 31, 2021	$58
Provision for credit losses	(7)
Write-offs	—
Balance at June 30, 2022	$51

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

The Company submitted a claim seeking to obtain tax credits for qualifying R&D expenses incurred in the years ended December 31, 2018 and 2019. In June 2021, the Company received a payment of $4.2 million from HMRC and made a cash repayment of $0.2 million to the HMRC due to submission of an amended claim.

Given the finalization and approval of the claims for 2018, the Company recorded the net U.K. research and development tax credit payments received of $4.0 million (less $0.5 million due to foreign currency translation) as a reduction of research and development expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2022. In the three and six months ended June 30, 2021, the Company recorded U.K. research and development tax credits of $10.7 million as a reduction of research and development expense.

13.   Stock Compensation

In April 2022, the Company’s Compensation Committee and Board of Directors approved the Amended and Restated Equity Incentive Plan (“2022 Plan”), which became effective upon stockholder approval at the annual meeting of stockholders on May 25, 2022, and which replaced the Company’s 2012 Stock Incentive Plan (“2012 Plan”). Under the 2022 Plan, the Company may grant stock options, which include incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”), stock grants, which include unrestricted shares, restricted shares (“RSAs”) and performance restricted shares (“PSAs”) along with stock-based awards, which include restricted stock unit awards (“RSUs”) and performance restricted stock unit awards (“PRSUs”). The pool of available shares under the 2022 Plan consists of those shares which remained unallocated under the 2012 Plan, plus any shares subject to previously issued awards which are forfeited. The 2022 Plan does not contain an evergreen share replenishment clause and prohibits the repricing of stock options. The 2022 Plan will remain effective for a ten-year term, expiring in 2032.

The estimated fair value of the stock options granted in the six months ended June 30, 2022 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the six months ended June 30, 2022 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the PRSUs granted in the six months ended June 30, 2022 was determined utilizing the Monte Carlo simulation method. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

The following table summarizes stock option activity during the six months ended June 30, 2022 (under both the 2012 Plan and the 2022 Plan):

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2021	2,252	$50.28	7.2	$408
Granted	467	$15.20	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(117)	$28.14	—	$—
Expired	(96)	$104.36	—	$—
Outstanding at June 30, 2022	2,506	$42.70	7.3	$—
Expected to vest	1,389	$21.95	8.4	$—
Exercisable	1,117	$68.52	5.9	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2022, the total compensation cost related to non-vested option awards not yet recognized is approximately $16.0 million with a weighted average remaining vesting period of 1.25 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

Six Months Ended June 30,
	2022	2021
Volatility	66.4 - 67.7%	65.2 - 67.7%
Expected term (in years)	5.5 - 6.0	5.5 - 6.0
Risk-free rate	1.3 - 2.8%	0.4 - 0.9%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, RSA and PRSU activity during the six months ended June 30, 2022:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2021	968	$39.58
Granted	779	$15.76
Vested	(157)	$28.72
Forfeited	(143)	$43.44
Non-vested awards at June 30, 2022	1,447	$27.55

As of June 30, 2022, there is approximately $24.7 million of total unrecognized compensation expense related to unvested RSUs, RSAs and PRSUs, which is expected to be recognized over a weighted average vesting period of 1.68 years.

During the six months ended June 30, 2022, the Company granted a total of 168,600 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by

(b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $0.2 million and $0.5 million of stock-based compensation related to such PRSUs granted during the three and six months ended June 30, 2022.

The Company modified certain stock option, stock grant and stock-based awards to accelerate vesting in anticipation of the sale of the ex-U.S. commercial operations to Advanz. The Company accelerated the vesting of all awards held by employees of those operations being sold because those employees would have otherwise forfeited the awards. Given the sale of the ex-U.S. commercial operations was probable at the time the awards were modified and the entities met the held for sale criteria, the modification to accelerate vesting was recognized at the date of the modification. As a result, incremental compensation expense of $3.4 million was recognized based on the fair value of the modified awards for the three months ended June 30, 2022.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

			(in thousands)
Selling, general and administrative	$3,980	$5,678	$8,074	$10,518
Research and development	1,401	1,148	2,796	3,175
Restructuring	—	—	—	—
Total stock-based compensation	$5,381	$6,826	$10,870	$13,693

Stock-based compensation expense recognized under discontinued operations, included in net income from discontinued operations, was $3.2 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively and $4.4 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively.

14.   Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and six-month periods ended June 30, 2022 and 2021, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three and six-month periods ended June 30, 2022 and 2021, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Shares issuable upon conversion of Convertible Notes	25,507	4,435	25,510	4,435
Options	2,509	2,729	2,471	2,727
Unvested restricted stock units	1,534	1,211	1,451	1,220
Total	29,550	8,375	29,432	8,382

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

Shareholder Litigation

The Company currently is involved in a purported shareholder class action lawsuit, as well as a related derivative suit. While the Company believes that it has a number of valid defenses to the claims of the litigants, and intends to vigorously defend itself, matters are in early stages of litigation, and no assessment can be made as to likely outcomes or whether these matters will be material to the Company. Accordingly, an estimate of the potential loss, or range of loss, if any, to the Company relating to these matters is not possible at this time.

The 2017 Litigation

On September 27, 2017, a purported shareholder class action, initially styled DeSmet v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Southern District of New York, naming the Company and certain of its officers as defendants. On June 1, 2018, the Court appointed lead plaintiffs in the lawsuit, and on July 31, 2018, the lead plaintiffs filed an amended complaint, captioned Hou Liu and Amy Fu v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiffs claim to be suing on behalf of anyone who purchased or otherwise acquired the Company’s common stock between June 9, 2016 and September 20, 2017. This lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during that period, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding Ocaliva dosing and use, and pharmacovigilance-related matters, as well as the Company’s operations, financial performance, and prospects. The plaintiffs seek unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages. On September 14, 2018, the Company filed a motion to dismiss the amended complaint. On March 26, 2020, the Court granted the Company’s motion to dismiss the amended complaint in its entirety, and on March 27, 2020 the Court entered judgment in favor of the Company. On May 8, 2020, the plaintiffs filed a motion to set aside the judgment and grant leave to file a second amended complaint. On September 9, 2020, the Court denied the plaintiffs’ motion, finding that the proposed second amended complaint did not cure the deficiencies identified in the amended complaint. On October 9, 2020, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit and on January 25, 2021, the plaintiffs filed an appellate brief challenging the March 27, 2020 judgment, the September 9, 2020 judgment, and other court orders. On April 23, 2021, the Company filed a response brief in the Second Circuit appellate proceeding. On May 14, 2021, the plaintiffs filed a reply brief. On December 9, 2021, oral argument was held in the Second Circuit. On June 16, 2022, the Second Circuit entered a summary order affirming the order of the District Court dated September 9, 2020.

Separately, on December 1, 2017, a purported shareholder demand was made on the Company based on substantially the same allegations as those set forth in the securities case above. Also, on January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski, et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as those set forth in the securities case above. The derivative litigation is presently stayed pending the exhaustion of all appeals relating to the dismissal of the securities case.

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

16. Subsequent Events

On July 1, 2022, the Company completed the previously announced Disposition Transaction. Consideration totaled $405.0 million up front. Total cash consideration received upon closing was $366.5 million. Additional consideration of $38.5 million under the Share Purchase Agreement (the “SPA”) will be settled in connection with the completion statements, which will also include adjustments including for cash, working capital, and assumed liabilities. As a result of this transaction, the Company’s international business has been divested and its international commercial and medical infrastructure have transitioned to Advanz.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our first marketed product, Ocaliva® (obeticholic acid or “OCA”), is a farnesoid X receptor (“FXR”) agonist approved in the United States and several other jurisdictions for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA.

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

Ocaliva was approved for PBC by the U.S. Food and Drug Administration (“FDA”) in May 2016 under the accelerated approval pathway. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval, and Ocaliva is now available to U.S. patients primarily through a network of specialty pharmacy distributors. In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva. In June 2022, we announced topline results from our COBALT trial. The primary endpoint, as agreed with the FDA, was time to first occurrence of any of the following clinical endpoints: all-cause death, liver transplant, hospitalization for other serious liver-related events, signs of progression to hepatic decompensation, or signs of development of portal hypertension. The study did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint: 71 subjects in the Ocaliva arm progressed to clinical events compared to 80 in the placebo arm (p=0.30; HR 0.84). The safety and tolerability of Ocaliva were consistent with its known profile and adverse events were in line with expectations for patients with advanced PBC based on the natural history of the disease. In June 2022, we also announced topline results for our HEROES-US study, a retrospective real-world study that evaluated data from a U.S. claims database, to compare clinical outcomes in a pre-defined group of patients with PBC who were treated with Ocaliva and a comparable group of PBC patients who were eligible, but who were not treated with Ocaliva. The results from the HEROES-US study showed a statistically significant and clinically meaningful reduction in all-cause death, liver transplant, or hospitalization for hepatic decompensation among Ocaliva-treated patients compared to the control group. In the Ocaliva arm (n=429), 8 events were observed compared to 226 in the control group (n=4,585) with a weighted hazard ratio of 0.38 (p= 0.027). HEROES-US is one of two HEROES studies we are conducting that utilizes real-world data to assess the impact of Ocaliva on clinical outcomes in PBC patients.

We intend to submit the data from the COBALT and HEROS-US studies as well additional data, including data from other real world evidence studies, as part of a broader evidence package in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in the second half of 2022. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

Our lead development product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial (the “Original Analysis”). The

REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety assessment from our ongoing studies.

Following our end of review meeting, we had a dialogue with FDA regarding the REGENERATE study to clarify data, a new consensus read methodology for liver biopsies, and analyses required to resubmit our NDA. In connection with the potential resubmission of our NDA, we conducted a new interim analysis of our ongoing pivotal Phase 3 REGENERATE trial of OCA using a biopsy consensus read methodology in the same intent-to-treat (“ITT”) population as the Original Analysis (the “New Interim Analysis”).

In July 2022, we announced topline results from the New Interim Analysis. In this new interim analysis of the ITT population from REGENERATE, 22.4% of subjects randomized to once-daily oral OCA 25 mg met the primary endpoint of achieving at least one stage of fibrosis improvement with no worsening of NASH at month 18 on liver biopsy compared with 9.6% of subjects on placebo (p<0.0001). The results were consistent with the Original Analysis, which also showed that OCA 25 mg had a statistically significant effect on fibrosis improvement (p=0.0002). The New Interim Analysis used a consensus panel approach to histology reads, in line with recent FDA guidance, while the Original Analysis used individual central readers. A numerically greater proportion of individuals in the OCA 25 mg treatment group compared to placebo achieved the endpoint of resolution of NASH with no worsening of liver fibrosis but, consistent with the Original Analysis, the results for the endpoint of resolution of NASH were not statistically significant. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation. As part of the safety review of the New Interim Analysis, independent groups of experts reviewed certain categories of safety events to provide a blinded adjudication as specifically requested by the FDA. These included events pertaining to hepatic safety (excluding clinical outcomes), cardiovascular and renal. Topline analysis through four years of treatment showed a numerically higher number of adjudicated hepatic safety events for OCA 25 mg, the majority of which were mild in severity. For adjudicated core major adverse cardiovascular events and adjudicated acute kidney injury events, frequency of events was low and balanced across treatment groups. Consistent with its mechanism of action as an FXR agonist, OCA treatment was associated with an increase in LDL at Month 1 which returned to near baseline values by Month 12.

Based on the results of the New Interim Analysis, we intend to re-submit the NDA for OCA in liver fibrosis due to NASH. In July 2022, we had a pre-submission meeting with the FDA in which we reviewed with the FDA the planned content and the timing of the submission of our NDA.

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

We are evaluating the efficacy, safety and tolerability of OCA in combination with bezafibrate in patients with PBC in a Phase 2 study outside of the United States. In the United States, we have an ongoing Phase 1 study to better characterize the exposure response of the fixed-dose combination, which has completed enrollment, and we have an open Investigational New Drug (“IND”) application with the FDA. We are also conducting a second Phase 2 study in the United States evaluating a fixed-dose combination of OCA and bezafibrate for the treatment of patients with PBC who have not achieved an adequate biochemical response to UDCA. Our longer-term goal is developing and seeking regulatory approval for a fixed dose combination regimen in PBC and potentially in other diseases.

In addition, we have other compounds in early stages of research and development in our pipeline, including our INT-787 compound, an FXR agonist. We are currently evaluating INT-787 in a Phase 1 clinical trial. We submitted an IND for INT-787 in the first half of 2022.

Sale of our ex-U.S. commercial operations to Advanz Pharma

On July 1, 2022, we completed the sale of our ex-U.S. commercial operations Advanz Pharma (“Advanz”), and sublicensed the right to commercialize Ocaliva outside of the United States. The transaction included a total upfront consideration of $405 million, subject to customary working capital and other adjustments, plus a $45 million earnout, payable upon Advanz’s receipt of extensions of orphan drug exclusivity in Europe. We will also receive royalties on any future net sales of OCA in NASH outside of the U.S., should Advanz pursue marketing authorization for this indication in ex-U.S. regions. We will continue to be responsible for the manufacturing and supply of OCA globally while Advanz will be responsible for packaging, distribution and commercialization of the therapy in all markets outside of the U.S. The majority of employees outside of the U.S. were transferred to Advanz, while remaining international employees continue to manage our global supply chain, support our quality organization, and support global clinical trials.

Under the Transition Services Agreement (the “TSA”), we agreed to provide certain transition services for periods of up to six months to Advanz for continuity purposes. Services include human resources, finance, and information technology.

Under the Supply and Manufacture Agreement, OCA will be supplied in bulk tablet form and we will charge Advanz for certain incurred costs related to manufacturing OCA.

Under the Sublicense Agreement, we agreed to continue to conduct certain post-marketing work and other activities with respect to Ocaliva for PBC, including continuing to conduct certain PBC studies (the “PBC Post-Marketing Work”). The Company will be reimbursed by Advanz for a portion of the total R&D costs related to the PBC Post-Marketing Work.

The transaction allowed us to capitalize on an opportunity that supports multiple pathways for the future and further strengthens our balance sheet for the current year and beyond. The terms of this transaction will allow us to focus our resources on the U.S., our largest market, while retaining upside from the potential NASH opportunity ex-U.S., via royalties on any future net sales of OCA, should Advanz pursue marketing authorizations for this indication in ex-U.S. regions.

The ex-U.S. commercial business operations met the criteria within Accounting Standards Codification 205-20 to be reported as discontinued operations because the transaction was held for sale and represents a strategic shift in business that will have a major effect on our operations and financial results. Therefore, we have reported the historical results of the ex-U.S. commercial business including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. Refer to Note 4 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Recent Developments

On May 5, 2022, the Company entered into a series of agreements to sell its ex-U.S. commercial operations, and sublicense the right to commercialize Ocaliva outside of the United States, to Advanz. On July 1, 2022, the Company closed its previously announced transaction with Advanz.

On May 25, 2022, the Company’s stockholders approved the Amended and Restated Equity Incentive Plan.

On June 3, 2022, the Company announced results from two studies designed to evaluate clinical outcomes in patients with PBC on Ocaliva: COBALT, a Phase 3b/4 confirmatory clinical outcomes study, and HEROES-US, one of two HEROES real-world studies. Findings from these studies are intended to be part of a broader evidence package that the Company anticipates submitting to the FDA in the second half of 2022.

On July 7, 2022, the Company announced topline results from a new interim analysis of its ongoing pivotal Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH. Following these results, the Company intends to re-submit its NDA for OCA in liver fibrosis due to NASH.

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

We recognized net sales of Ocaliva of $71.8 million and $68.2 million for the three months ended June 30, 2022 and 2021, respectively, and $130.9 million and $125.5 million for the six months ended June 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative (“SG&A”) expenses as a result of, among other initiatives, the commercialization of Ocaliva for PBC in the United States. In addition, we have incurred significant selling, general and administrative expenses and may in the future incur similar expenses in connection with the preparation for the potential commercialization of OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, and any maintenance of our general and administrative infrastructure in the United States.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021

	(in thousands)
Revenue:
Product revenue, net	$71,757	$68,178
Total revenue	71,757	68,178

Operating expenses:
Cost of sales	309	254
Selling, general and administrative	39,985	43,882
Research and development	44,826	37,668
Restructuring	—	(160)
Total operating expenses	85,120	81,644

Other (expense) income:
Interest expense	(6,669)	(12,589)
Other (expense) income, net	(289)	721
Total other (expense), net	(6,958)	(11,868)

Loss from continuing operations	$(20,321)	$(25,334)
Income from discontinued operations	$12,793	$14,240
Net loss	$(7,528)	$(11,094)

Revenues

Product revenue, net was $71.8 million and $68.2 million for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, product revenue, net was solely comprised of U.S. Ocaliva net sales. The increase in product revenues was driven by operational growth, primarily due to higher pricing and increased unit sales volumes, partially offset by higher gross to net deductions.

Cost of sales

Cost of sales was $0.3 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. Our cost of sales for the three months ended June 30, 2022 and 2021 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $40.0 million and $43.9 million for the three months ended June 30, 2022 and 2021, respectively. The $3.9 million net decrease between periods was primarily driven by our ongoing efforts to manage our operational costs.

Research and development expenses

Research and development expenses were $44.8 million and $37.7 million for the three months ended June 30, 2022 and 2021, respectively. The $7.1 million net increase between periods was primarily driven by a $7.2 million reduction in recognition of UK R&D tax credits under the SME and RDEC schemes.

Interest expense

Interest expense was $6.7 million and $12.6 million for the three months ended June 30, 2022 and 2021, respectively. For the quarter ended June 30, 2022, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes and no longer included any accretion of debt discounts, which was $7.0 million for the three months ended June 30, 2021, after the adoption of ASU 2020-06. For the quarter ended June 30, 2021, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes and 2026 Convertible Notes.

Other (expense) income, net

Other (expense) income, net was $(0.3) million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. Such (expense) income is primarily attributable to realized losses on foreign currency transactions and interest income earned on cash, cash equivalents and investment debt securities, respectively.

Income taxes

For the three months ended June 30, 2022 and 2021, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Revenue:
Product revenue, net	$130,903	$125,477
Total revenue	130,903	125,477

Operating expenses:
Cost of sales	532	547
Selling, general and administrative	77,739	88,984
Research and development	92,719	88,279
Restructuring	—	(284)
Total operating expenses	170,990	177,526

Other (expense) income:
Interest expense	(13,342)	(25,008)
Other (expense) income, net	(342)	2,179
Total other (expense), net	(13,684)	(22,829)

Loss from continuing operations	$(53,771)	$(74,878)
Income from discontinued operations	$28,959	$23,364
Net loss	$(24,812)	$(51,514)

Revenues

Product revenue, net was $130.9 million and $125.5 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, product revenue, net was solely comprised of U.S. Ocaliva net sales. The increase in product revenues was driven by operational growth, primarily due to higher pricing and increased unit sales volumes, partially offset by higher gross to net deductions.

Cost of sales

Cost of sales was $0.5 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. Our cost of sales for the six months ended June 30, 2022 and 2021 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $77.7 million and $89.0 million for the six months ended June 30, 2022 and 2021, respectively. The $11.3 million net decrease between periods was primarily driven by our ongoing efforts to manage our operational costs.

Research and development expenses

Research and development expenses were $92.7 million and $88.3 million for the six months ended June 30, 2022 and 2021, respectively. The $4.4 million net increase between periods was primarily driven by a reduction in recognition of UK R&D tax credits under the SME and RDEC schemes offset by lower development costs.

Interest expense

Interest expense was $13.3 million and $25.0 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, interest expense related to the principal amounts outstanding for the 2023

Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes and no longer included any accretion of debt discounts, which was $13.9 million for the six months ended June 30, 2021, after the adoption of ASU 2020-06. For the six months ended June 30, 2021, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes and 2026 Convertible Notes.

Other (expense) income, net

Other (expense) income, net was $(0.3) million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. Such (expense) income is primarily attributable to realized losses on foreign currency transactions and interest income earned on cash, cash equivalents and investment debt securities, respectively.

Income taxes

For the six months ended June 30, 2022 and 2021, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of liquidity

Since inception, we have incurred significant operating losses. We have never been profitable and do not expect to be profitable in the foreseeable future. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements and the sale of our ex-U.S. commercial operations.

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

We expect to continue to incur losses for the foreseeable future, and we expect these losses to be significant as we, among other things, develop and seek regulatory approval for our product candidates, including OCA for liver fibrosis due to NASH, maintain our regulatory approval and commercialize our approved products. We believe our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize OCA for indications other than PBC, such as NASH, and to identify strategic business development opportunities to leverage our capabilities in rare diseases. As a result, we expect a significant amount of resources to continue to be devoted to our development programs for OCA and to developing our pipeline.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(39,739)	$(69,831)
Investing activities	(14,798)	139,655
Financing activities	(4,242)	(1,307)
Effect of exchange rate changes	(2,977)	(522)
Net increase in cash, cash equivalents and restricted cash classified as discontinued operations	34,353	20,028
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,403)	$88,023

Operating Activities. Net cash used in operating activities for continuing operations of approximately $39.7 million during the six months ended June 30, 2022 was primarily a result of our $53.8 million net loss from continuing operations, a net decrease in operating assets and liabilities of $2.3 million, partially offset by $10.9 million in stock-based compensation, $2.4 million of write-offs of fixed assets and $1.2 million for non-cash operating lease costs. Cash flows for the six months ended June 30, 2022 include net cash receipts of $3.8 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

Net cash used in operating activities for continuing operations of approximately $69.8 million during the six months ended June 30, 2021 was primarily a result of our $74.9 million net loss from continuing operations and a net decrease in operating assets and liabilities of $30.2 million, partially offset by $13.7 million in stock-based compensation, $8.8 million for accretion of the discount on the 2023 Convertible Notes, $5.1 million for accretion of the discount on the 2026 Convertible Notes, $2.4 million for non-cash operating lease costs and $1.7 million of depreciation. Cash flows for the six months ended June 30, 2021 include cash receipts of $4.2 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

Investing Activities. For the six months ended June 30, 2022, net cash used in investing activities primarily reflects the purchase of investment debt securities of $239.4 million, partially offset by the sales and maturities of investment debt securities of $225.2 million.

For the six months ended June 30, 2021, net cash provided by investing activities primarily reflects the sales and maturities of investment debt securities of $227.5 million, partially offset by the purchase of investment debt securities of $87.4 million.

Financing Activities. Net cash used in financing activities in the six months ended June 30, 2022, consisted of $3.9 million from payments for the repurchase of 2023 Convertible Notes.

Net cash used in financing activities in the six months ended June 30, 2021 consisted of $1.3 million from payments of employee withholding taxes related to stock-based awards.

Future Funding Requirements

We are currently developing OCA for additional indications, including NASH, and other product candidates through various stages of clinical and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In addition, we have incurred and anticipate that we will continue to incur significant research and development, product sales, marketing, manufacturing and distribution expenses relating to the commercialization of Ocaliva for PBC. As part of our longer-term strategy, we anticipate that we will incur significant expenses in connection with our research and development efforts, the commercialization of our other products such as OCA for liver fibrosis due to NASH, if approved, and the maintenance of our general and administrative infrastructure.

We may also engage in business development activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses.

As of June 30, 2022, we had $412.3 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2022. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2022, our funds are primarily held in U.S. treasuries, U.S. government agency bonds, corporate bonds, commercial paper and money market accounts.

The proceeds received from the closing of the sale to Advanz will help strengthen our balance sheet and provide optionality in terms of where it takes the business for the future and beyond. The proceeds received will allow us to continue meeting our commitment to invest in our strategic objectives, which include the growth of the PBC business in the U.S. and potential future activities in NASH, including a U.S. launch if successful, along with continuing to advance and expand the pipeline.

We successfully exchanged the majority of our near-term debt to address the maturity of 2023 convertible notes. While we have retired approximately 76% of our 2023 Convertible Notes, we still have $109.8 million of them scheduled to mature on July 1, 2023, and $615.3 million of convertible notes scheduled to mature in 2026, all of which will need to be paid off or refinanced, if not converted. Furthermore, in light of our receipt of the CRL from the FDA in June 2020 with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, to issue new securities, or to refinance or repurchase existing securities, even if we do not have an immediate need for additional capital at that time.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 2, 2022, except for the following Risk Factors. The following updates primarily relate to our recently completed transaction with Advanz Pharma and developments associated with recent clinical trial results. The following set of Risk Factors does not purport to be a full list of risks relating to the business of the Company and any of these factors or others disclosed in our Annual Report on Form 10-K could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Background and recent developments

Ocaliva (obeticholic acid or “OCA”) was approved for PBC by the U.S. Food and Drug Administration (“FDA”) in May 2016 under the accelerated approval pathway. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval, and Ocaliva is now available to U.S. patients primarily through a network of specialty pharmacy distributors. In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva. Based on a review by the Data Monitoring Committee (“DMC”) of an unblinded pre-specified interim efficacy analysis of the COBALT trial and unblinded safety and pharmacokinetic data from both the COBALT and 401 trials, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. We notified the FDA of the DMC’s recommendation and based on discussions with the FDA, which are ongoing, we closed our COBALT and 401 trials and compiled data available from these studies.

In June 2022, we announced topline results from our COBALT trial. The primary endpoint, as agreed with the FDA, was time to first occurrence of any of the following clinical endpoints: all-cause death, liver transplant, hospitalization for other serious liver-related events, signs of progression to hepatic decompensation, or signs of development of portal hypertension. The study did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint: 71 subjects in the Ocaliva arm progressed to clinical events compared to 80 in the placebo arm (p=0.30; HR 0.84). The safety and tolerability of Ocaliva were consistent with its known profile and adverse events were in line with expectations for patients with advanced PBC based on the natural history of the disease. In June 2022, we also announced topline results for our HEROES-US study, a retrospective real-world study that evaluated data from a U.S. claims database, to compare clinical outcomes in a pre-defined group of patients with PBC who were treated with Ocaliva and a comparable group of PBC patients who were eligible, but who were not treated with Ocaliva. The results from the HEROES-US study showed a statistically significant and clinically meaningful reduction in all-cause death, liver transplant, or hospitalization for hepatic decompensation among Ocaliva-treated patients compared to the control group. In the Ocaliva arm (n=429), 8 events were observed compared to 226 in the control group (n=4,585) with a weighted hazard ratio of 0.38 (p= 0.027). HEROES-US is one of two HEROES studies we are conducting that utilizes real-world data to assess the impact of Ocaliva on clinical outcomes in PBC patients.

We intend to submit the data from the COBALT and HEROS-US studies as well additional data, including data from other real world evidence studies, as part of a broader evidence package in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in the second half of 2022. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

Our lead development product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial (the “Original Analysis”). The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive, and the FDA provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety assessment from our ongoing studies.

Following our end of review meeting, we had a dialogue with FDA regarding the REGENERATE study to clarify data, a new consensus read methodology for liver biopsies, and analyses required to re-submit our NDA. In connection with the potential resubmission of our NDA, we conducted a new interim analysis of our ongoing pivotal Phase 3 REGENERATE trial of OCA using a biopsy consensus read methodology in the same intent-to-treat (“ITT”) population as the Original Analysis (the “New Interim Analysis”).

In July 2022, we announced topline results from the New Interim Analysis. In this new interim analysis of the ITT population from REGENERATE, 22.4% of subjects randomized to once-daily oral OCA 25 mg met the primary endpoint of achieving at least one stage of fibrosis improvement with no worsening of NASH at month 18 on liver biopsy compared with 9.6% of subjects on placebo (p<0.0001). The results were consistent with the Original Analysis, which also showed that OCA 25 mg had a statistically significant effect on fibrosis improvement (p=0.0002). The New Interim Analysis used a consensus panel approach to histology reads, in line with recent FDA guidance, while the Original Analysis used individual central readers. A numerically greater proportion of individuals in the OCA 25 mg treatment group compared to placebo achieved the endpoint of resolution of NASH with no worsening of liver fibrosis but, consistent with the Original Analysis, the results for the endpoint of resolution of NASH were not statistically significant. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation.

Based on the results of the New Interim Analysis, we intend to re-submit the NDA for OCA in liver fibrosis due to NASH. In July 2022, we had a pre-submission meeting with the FDA in which we reviewed with the FDA the planned content and the timing of the submission of our NDA.

On May 5, 2022, the Company entered into a series of agreements to sell to Advanz its ex-U.S. commercial operations, including certain foreign subsidiaries, and sublicense the right to commercialize Ocaliva outside of the U.S. On July 1, 2022, the sale closed. Total cash consideration received upon closing was $366.5 million, subject to settlement in connection with completion statements, including adjustments including for cash, working capital, and assumed liabilities. The Company will receive an additional cumulative $45 million from Advanz contingent upon receipt of extensions of orphan drug exclusivity from the EMA and MHRA (the “Earnout”). The Company will also receive royalties on any future net sales of OCA in NASH outside of the U.S., should Advanz pursue marketing authorization for this indication in ex-U.S. regions. Pursuant to a Supply and Manufacture Agreement, the Company will continue to be responsible for the manufacturing and supply of OCA globally while Advanz will be responsible for packaging, distribution and commercialization of the therapy in all markets outside of the U.S. The Company will maintain an office in the UK to manage its global supply chain, support its quality organization, and support its global clinical trials. The majority of employees outside of the U.S. were transferred to Advanz, while remaining international employees continue to manage our global supply chain, support our quality organization, and support global clinical trials. As a result of this transaction, the Company’s international business has been divested and its international commercial and medical infrastructure have transitioned to Advanz.

Risks Related to Transaction with Advanz

We or Advanz may fail to perform under any of the agreements entered into in connection with the Advanz transaction, we may be subject to liabilities related to our ongoing relationship with Advanz, and we may fail to receive certain financial benefits from the transaction. As a result, our business may be adversely affected.

On July 1, 2022, we completed the sale of our ex-U.S. commercial operations to Advanz, and sublicensed the right to commercialize Ocaliva outside of the United States. Our transaction with Advanz is subject to risks, that we may not be able to control and therefore our business may be adversely affected.

●	Under the Supply and Manufacture Agreement (the “SMA”), OCA will be supplied in bulk tablet form. If we encounter supply chain delays and are unable to procure sufficient supplies of OCA, we may not be able to fulfill our supply obligations to Advanz under the SMA and this could impact the fulfillment of our own supply needs for OCA.
●	If Advanz breaches the contractual obligations owed to us pursuant to the SMA, the Transitional Services Agreement, the Sublicense Agreement or the other transactions documents, we could be exposed to commercial, regulatory or other liabilities.
●	We may be subject to liabilities in connection with ongoing studies with respect to Ocaliva for PBC and other development activities related thereto, including with respect the studies we will continue to support under our agreements with Advanz.
●	We may not be able to adequately protect our intellectual property or become involved in intellectual property enforcement actions, which may cause us to incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.
●	We may not be able to detect and prevent fraud, breaches of regulations, anticorruption and laws and other misconduct by Advanz or our former employees, which could expose us to liability.
●	Our ability to receive certain economic benefits from the transaction, including the Earnout and royalties from the commercial sale of OCA for NASH outside of the U.S., is dependent upon certain contingencies which are beyond our control, including the extension of pediatric orphan exclusivity in Europe for Ocaliva and marketing approval of OCA for NASH in markets outside of the United States. As a result, we may not receive certain economic benefits from the Advanz transaction.

Any of these factors could cause us to incur higher costs, disrupt the supply of our product candidates or approved products, delay the approval of our product candidates or prevent or disrupt the commercialization of our approved products.

Risks Related to Clinical Trials

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

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve a NDA. Furthermore, for full approval of a NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trials for a specific indication, such as our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH and our Phase 3 REVERSE trial for NASH patients with compensated cirrhosis, may achieve their primary endpoints and are reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our product candidate on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of the product candidate. In such a case, the FDA may issue a CRL that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider our application for approval. For example, in June 2020 we received a CRL from the FDA regarding our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. In addition, following the results of the New Interim Analysis we intend to re-submit our NDA for OCA for liver fibrosis due to NASH with the FDA. The requirements imposed by the FDA in connection with the resubmission of our NDA may be substantial, expensive and time-consuming, and there is no guarantee that we will continue to pursue any such application or that the FDA will ultimately decide that any such application supports the approval of the product candidate on an accelerated basis, or at all. The FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions.

Even if we receive accelerated approval for any of our product candidates, we may be required to conduct or complete a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. For example, the results of the New Interim Analysis were based on surrogate endpoints and the impact on clinical outcomes has not been confirmed. There can be no assurance that the clinical outcomes portion of our REGENERATE trial will confirm that the surrogate endpoint used as the basis of the regulatory submissions we have made or expect to make seeking approval of OCA for liver fibrosis due to NASH will eventually show an adequate correlation with clinical outcomes.

In addition, as a condition of the accelerated approval of Ocaliva for PBC in the United States, we are required to conduct a clinical outcomes study with respect to Ocaliva for PBC. Based on a review by the DMC of an unblinded pre-specified interim efficacy analysis of the COBALT trial and unblinded safety and pharmacokinetic data from both the COBALT and 401 trials, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. We notified the FDA of the DMC’s recommendation and based on discussions with the FDA, which are ongoing, we closed our COBALT and 401 trials and compiled data available from these studies. In June 2022, we announced topline results from our COBALT trial. The primary endpoint, as agreed with the FDA, was time to first occurrence of any of the following clinical endpoints: all-cause death, liver transplant, hospitalization for other serious liver-related events, signs of progression to hepatic decompensation, or signs of development of portal hypertension. The study did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint. The safety and tolerability of Ocaliva were consistent with its known profile and adverse events were in line with expectations for patients with advanced PBC based on the natural history of the disease. In June 2022, we also announced topline results for our HEROES-US study, a retrospective real-world study that evaluated data from a U.S. claims database, to compare clinical outcomes in a pre-defined group of patients with PBC who were treated with Ocaliva and a comparable group of PBC patients who were eligible, but who were not treated with Ocaliva. The results from the HEROES-US study showed a statistically significant and clinically meaningful reduction in all-cause death, liver transplant, or hospitalization for hepatic decompensation among Ocaliva-treated patients compared to the control group. We intend to submit the data from the COBALT and HEROS-US studies as well additional data, including data from other real world evidence studies, as part of a broader evidence package in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in the second half of 2022. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

Our lead development product candidate is OCA for the potential treatment of NASH. In February 2019, we announced the results of the REGENERATE Original Analysis. The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. In June 2020, we received a CRL from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting with FDA provided us with helpful guidance regarding supplemental data we can provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety assessment from our ongoing studies.

Following our end of review meeting, we had a dialogue with FDA regarding the REGENERATE study to clarify data, a new consensus read methodology for liver biopsies, and analyses required to re-submit our NDA. In connection with the potential resubmission of our NDA, we conducted the New Interim Analysis. In the New Interim Analysis of the ITT population from REGENERATE, 22.4% of subjects randomized to once-daily oral OCA 25 mg met the primary endpoint of achieving at least one stage of fibrosis improvement with no worsening of NASH at month 18 on liver biopsy compared with 9.6% of subjects on placebo (p<0.0001). These results are consistent with the Original Analysis, which also showed that OCA 25 mg had a statistically significant effect on fibrosis improvement (p=0.0002). The New Interim Analysis used a consensus panel approach to histology reads, in line with recent FDA guidance, while the Original Analysis used individual central readers. A numerically greater proportion of individuals in the OCA 25 mg treatment group compared to placebo achieved the endpoint of resolution of NASH with no worsening of liver fibrosis but, consistent with the Original Analysis, the results for the endpoint of resolution of NASH were not statistically significant. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation. Serious gallbladder-related events occurred in <3% of subjects in any treatment group and, consistent with its known mechanism of action, OCA 25 mg had higher rates of biliary events including gallstones.

While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we intend to re-submit our NDA for approval of OCA for liver fibrosis due to NASH following the results from the New Interim Analysis, we do not know if this will be sufficient for marketing approval or if the FDA will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all. There may be delays in the FDA review processes and the FDA may also require that we continue our Phase 3 REGENERATE trial until completion to assess the potential benefits of OCA treatment on liver-related and other clinical outcomes for purposes of marketing approval. Our regulatory pathway for OCA for the treatment of NASH will depend upon our ongoing discussions with the FDA. As a result, we may face difficulty in establishing an acceptable registration strategy with respect to our Phase 3 REGENERATE and REVERSE trials, as well as other trials we may conduct in other subpopulations of NASH patients.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for OCA and our other product candidates. The results of our clinical trials may not be available when we anticipate and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including OCA for PBC and NASH, to be approved or to maintain approvals in the U.S. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues or regulatory interactions that could result in a change of trial design or timing. Any delays or difficulties in completing one of our clinical trials could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will be completed on schedule, if at all.

For example, our Phase 3 REGENERATE trial is a large and complicated clinical trial in a disease without any approved therapies and involves serial liver biopsies over many years. While we announced the topline results from the New Interim Analysis in July 2022, there can be no assurance the FDA will approve our NDA for OCA for NASH on an accelerated or conditional basis, or at all. As we engage in other large and complicated trials and trials in advanced disease populations, we may experience a number of challenges that may negatively affect or delay our plans and development programs.

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

In February 2019, we announced the results from the REGENERATE Original Analysis. In the primary efficacy analysis, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH (defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis) at the planned 18-month analysis. Although a numerically greater proportion of patients in both OCA treatment groups compared to placebo achieved the primary endpoint of NASH resolution with no worsening of liver fibrosis in the primary efficacy analysis, this result did not reach statistical significance. As agreed with the FDA, in order for the primary objective to be met, the study was required to achieve one of the two primary endpoints. Notwithstanding the results of the REGENERATE 18-month analysis, the CRL indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue.

In connection with the potential resubmission of our NDA, we conducted a new interim analysis of our ongoing pivotal Phase 3 REGENERATE trial of OCA using a biopsy consensus read methodology in the same ITT population as the Original Analysis. In July 2022, we announced topline results from our New Interim Analysis. In this new interim analysis of the ITT population from REGENERATE, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at month 18. The New Interim Analysis used a consensus panel approach to histology reads, in line with recent FDA guidance, while the Original Analysis used individual central readers. A numerically greater proportion of individuals in the OCA 25 mg treatment group compared to placebo achieved the endpoint of resolution of NASH with no worsening of liver fibrosis but, consistent with the Original Analysis, the results for the endpoint of resolution of NASH were not statistically significant. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation. Serious gallbladder-related events occurred in <3% of subjects in any treatment group and, consistent with its known mechanism of action, OCA 25 mg had higher rates of biliary events including gallstones.

While we intend to resubmit to the FDA our NDA for approval of OCA for liver fibrosis due to NASH following the results of the New Interim Analysis, we do not know if such results will be sufficient for marketing approval or if the FDA will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all.

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

In June 2022, we announced the results of our COBALT study. The safety and tolerability of Ocaliva were consistent with its known profile and adverse events were in line with expectations for patients with advanced PBC based on the natural history of the disease.

In July 2022, we announced topline safety results from the New Interim Analysis of our REGENERATE study. Compared to the Original Analysis, the safety population in the New Interim Analysis had significantly longer exposure to study drug (median 42 months vs. 15 months), yielding more than 8,000 total patient-years and 3.4 times more exposure. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation. Serious gallbladder-related events occurred in <3% of subjects in any treatment group and, consistent with its known mechanism of action, OCA 25 mg had higher rates of biliary events including gallstones. As part of the safety review of the New Interim Analysis, independent groups of experts reviewed certain categories of safety events to provide a blinded adjudication as specifically requested by the FDA. These included events pertaining to hepatic safety (excluding clinical outcomes), cardiovascular and renal. Topline analysis through four years of treatment showed a numerically higher number of adjudicated hepatic safety events for OCA 25 mg, the majority of which were mild in severity. For adjudicated core major adverse cardiovascular events and adjudicated acute kidney injury events, frequency of events was low and balanced across treatment groups. Consistent with its mechanism of action as an FXR agonist, OCA treatment was associated with an increase in LDL at Month 1 which returned to near baseline values by Month 12.

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

Additional or unforeseen side effects relating to OCA or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. With the approval of Ocaliva for PBC in the United States, OCA is currently used in an environment that is less rigorously controlled than in clinical studies. If new side effects are found, if known side effects are shown to be more severe than previously observed or if OCA is shown to have other unexpected characteristics, we may need to abandon our development of OCA for PBC, NASH and other potential indications. Furthermore, our commercial sales of Ocaliva for PBC may be materially and adversely affected.

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

In addition, our product candidates are being developed as potential treatments for severe, life-threatening diseases and, as a result, our trials will necessarily be conducted in patient populations that are more prone than the general population to exhibit certain disease states or adverse events. For example, our Phase 3 REVERSE trial in NASH patients with compensated cirrhosis has expanded our NASH development program into a more advanced NASH patient population and accordingly imposes certain eligibility requirements for titration, as well as certain monitoring requirements thereafter. Ocaliva is prescribed in patients suffering from various stages of PBC, which can be life threatening, and patients may suffer from other concomitant illnesses that may increase the likelihood of certain adverse events. It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to our product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our product candidates or approved products. We cannot assure you that additional or more severe adverse side effects related to OCA or our other product candidates will not be observed in our clinical trials or in the commercial setting. If observed, such adverse side effects could delay or preclude regulatory approval of OCA, limit commercial use or result in the withdrawal of previously granted marketing approvals.

We may not be able to obtain or, if approved, maintain orphan drug exclusivity for our approved products or product candidates, which could cause our revenues to suffer.

Regulatory authorities in the United States may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. OCA has received orphan drug designation in the United States for the treatment of PBC and PSC.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same product during the exclusivity period. The applicable exclusivity period is seven years in the United States. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA may subsequently approve another product for the same condition if the FDA concludes that the later product is clinically superior (i.e., it is shown to be safer, more effective or makes a major contribution to patient care). Any inability to secure or maintain orphan drug status or the exclusivity benefits of this status could have a material adverse impact on our ability to develop and commercialize our product candidates and approved products.

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

Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject including any other study to assess the clinical benefit of Ocaliva in PBC may materially and adversely impact the commercial results and potential of Ocaliva for PBC. For example, based on a review by the DMC of an unblinded pre-specified interim efficacy analysis of the COBALT trial and unblinded safety and pharmacokinetic data from both the COBALT and 401 trials, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. We notified the FDA of the DMC’s recommendation and based on discussions with the FDA, which are ongoing, we closed our COBALT and 401 trials and compiled data available from these studies. In June 2022, we announced topline results from our COBALT trial, which did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint. While we intend to submit the data from the COBALT study as well additional data, including data from other real world evidence studies, as part of a broader evidence package in support of full approval of Ocaliva for the treatment of PBC, if this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

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

Risks Related to the Development and the Regulatory Review and

Approval of Our Products and Product Candidates

We cannot be certain whether Ocaliva will receive full approval for PBC in the United States. Furthermore, OCA may not be approved on an accelerated basis, or at all, for NASH or any other indication beyond PBC and we may not receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.

The development, testing, manufacture, packaging, labeling, storage, approval, promotion, advertising, distribution, marketing and export and import, among other things, of our products and product candidates are subject to extensive regulation by the FDA in the United States. We are not permitted to market our product candidates in the United States until we receive approval of a NDA from the FDA. Currently, our ability to generate product sales depends on the successful marketing of Ocaliva for PBC. In the future, our ability to generate product sales in addition to those of Ocaliva for PBC will depend on whether we are successful in obtaining regulatory approval of our other product candidates, including OCA for liver fibrosis due to NASH.

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

In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva. Based on a review by the DMC of an unblinded pre-specified interim efficacy analysis of the COBALT trial and unblinded safety and pharmacokinetic data from both the COBALT and 401 trials, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. We notified the FDA of the DMC’s recommendation and based on discussions with the FDA, which are ongoing, we closed our COBALT and 401 trials and compiled data available from these studies. In June 2022, we announced topline results from our COBALT trial. The primary endpoint, as agreed with the FDA, was time to first occurrence of any of the following clinical endpoints: all-cause death, liver transplant, hospitalization for other serious liver-related events, signs of progression to hepatic decompensation, or signs of development of portal hypertension. The study did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint: 71 subjects in the Ocaliva arm progressed to clinical events compared to 80 in the placebo arm (p=0.30; HR 0.84). The safety and tolerability of Ocaliva were consistent with its known profile and adverse events were in line with expectations for patients with advanced PBC based on the natural history of the disease. In June 2022, we also announced topline results for our HEROES-US study, a retrospective real-world study that evaluated data from a U.S. claims database, to compare clinical outcomes in a pre-defined group of patients with PBC who were treated with Ocaliva and a comparable group of PBC patients who were eligible, but who were not treated with Ocaliva. The results from the HEROES-US study showed a statistically significant and clinically meaningful reduction in all-cause death, liver transplant, or hospitalization for hepatic decompensation among Ocaliva-treated patients compared to the control group. In the Ocaliva arm (n=429), 8 events were observed compared to 226 in the control group (n=4,585) with a weighted hazard ratio of 0.38 (p= 0.027). HEROES-US is one of two HEROES studies we are conducting that utilizes real-world data to assess the impact of Ocaliva on clinical outcomes in PBC patients.

We intend to submit the data from the COBALT and HEROS-US studies as well additional data, including data from other real world evidence studies, as part of a broader evidence package in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in the second half of 2022. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete and approval is not guaranteed. Even after the submission of a NDA, the FDA may decide not to accept the submission for filing and review or may determine that the submission does not support approval. For example, in 2020 we received a CRL from the FDA with respect our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. In July 2022, we announced topline results from the New Interim Analysis and intend to re-submit our NDA for liver fibrosis due to NASH. There can be no assurances that the FDA will approve such NDA on an accelerated or conditional basis, or at all.

In order to obtain and/or maintain regulatory approval for OCA for indications other than PBC, we will need to complete additional clinical trials and studies. For example, we intend to re-resubmit our NDA for OCA for patients with liver fibrosis following the results of the New Interim Analysis, but we can provide no assurances that the FDA will grant approval. Our ability to obtain and maintain the regulatory approvals necessary to commercialize OCA for indications other than PBC, including NASH, will depend on our ability to successfully design, conduct and complete these trials, the efficacy, safety and risk-benefit profile of OCA demonstrated by such trials and our ability to prepare and submit complex regulatory filings in accordance with applicable regulatory requirements.

There can be no assurance that Ocaliva will receive full approval from the FDA or that OCA will receive marketing approval on an accelerated or conditional basis, or at all for NASH, or that any of our other product candidates will receive marketing approval for any indication in any jurisdiction. We cannot predict whether our clinical trials and studies for our product candidates, including OCA for NASH or any other indication, will be successful, whether regulatory authorities will agree with our conclusions relating to the clinical trials and studies we conduct, or whether such regulatory authorities will require us to conduct additional clinical trials or studies.

For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we intend to resubmit our NDA for OCA for liver fibrosis due to NASH following the results of the New Interim Analysis, we do not know if the FDA will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all.

If we are unable to obtain or maintain regulatory approval for OCA for PBC or for other indications, we may not be able to generate sufficient revenue to maintain profitability or to continue our operations.

Risks Related to the Commercialization of Our Products

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the three months ended June 30, 2022.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1++	Share Purchase Agreement, dated May 5, 2022, between Intercept Pharmaceuticals, Inc. (“ICPT Inc.”) as seller and Mercury Pharma Group Limited (“Mercury Pharma”) as purchaser

10.2++	Sublicense Agreement, dated May 5, 2022, among Intercept Pharma Europe Ltd. (“IPEL”), Mercury Pharma, and ICPT Inc.

10.3++	Agreement for the Supply of Manufactured Products, dated May 5, 2022, between IPEL and Amdipharm Limited (“Amdipharm”)

10.4++	Business Transfer Agreement, dated May 5, 2022, between IPEL and Advanz Pharma Services (UK) Limited (“Advanz Services”)

10.5	Safety Data Exchange Agreement, dated May 5, 2022, between ICPT Inc. and Mercury Pharma

10.6++	Transitional Services Agreement, dated May 5, 2022, between ICPT Inc. and Advanz Services

10.7++	Master Trademark Assignment Agreement, dated May 5, 2022, by and among ICPT Inc., RXF Technologies, Inc. and Mercury Pharma

10.8++	Amendment to Transitional Services Agreement, dated July 26, 2022, between ICPT Inc. and Advanz Services

10.9	Amendment to Safety Data Exchange Agreement, dated July 1, 2022, between ICPT Inc. and Mercury Pharma

10.10	Amendment to Share Purchase Agreement, dated July 1, 2022, between ICPT Inc. and Mercury Pharma

10.11#	Intercept Pharmaceuticals, Inc. Amended and Restated Equity Incentive Plan

10.12#	Form of Stock Option Grant Notice and Agreement for Employees and Consultants

10.13#	Form of Stock Option Grant Notice and Agreement for Directors

10.14#	Form of Restricted Stock Unit Award Grant Notice and Agreement for Employees and Consultants

10.15#	Form of Restricted Stock Unit Award Grant Notice and Agreement for Directors

10.16#	Form of Performance Stock Unit Grant Notice and Agreement

10.17#

Employment Agreement, effective April 21, 2022, between ICPT Inc. and Rocco Venezia (previously filed, and incorporated by reference from Exhibit 10.4 to Form 10-Q filed on May 6, 2022, File No. 001-35668)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated

Balance Sheets at June 30, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and six-month periods ended June 30, 2022 and 2021 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2022 and 2021 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INTERCEPT PHARMACEUTICALS, INC.

Date: August 3, 2022	By:	/s/ Jerome Durso
Jerome Durso
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)