Form 10-Q
period 2022-09-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2022-11-01
CIK 1270073

Ad

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2022 was 41,417,127.

Intercept Pharmaceuticals, Inc.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 (Unaudited)	6

	Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2022 and 2021 (Unaudited)	7

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine-month periods ended September 30, 2022 and 2021 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine-month periods ended September 30, 2022 and 2021 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2022 and 2021 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6.	Exhibits	56

Exhibit Index		57

Signatures		58

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

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$113,195	$84,709
Restricted cash	6,981	8,119
Investment debt securities, available-for-sale	377,656	334,980
Accounts receivable, net of allowance for credit losses of $58 and $58, respectively	26,168	28,337
Prepaid expenses and other current assets	21,370	21,735
Current assets of discontinued operations	—	30,138
Total current assets	545,370	508,018
Fixed assets, net	1,276	3,281
Inventory	6,274	7,883
Security deposits	1,125	4,284
Other assets	5,359	3,557
Total assets	$559,404	$527,023
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$109,888	$103,780
Short-term interest payable	2,244	8,601
Current portion of long-term debt	109,452	—
Current liabilities of discontinued operations	—	55,780
Total current liabilities	221,584	168,161
Long-term liabilities:
Long-term debt	222,856	539,782
Long-term other liabilities	7,288	3,042
Total liabilities	$451,728	$710,985
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock par value $0.001 per share; 90,000,000 shares authorized; 41,417,127 and 29,572,953 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	41	30
Additional paid-in capital	2,231,667	2,308,653
Accumulated other comprehensive loss, net	(7,969)	(2,873)
Accumulated deficit	(2,116,063)	(2,489,772)
Total stockholders’ equity (deficit)	107,676	(183,962)
Total liabilities and stockholders’ equity (deficit)	$559,404	$527,023

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue:
Product revenue, net	$77,588	$66,640	$208,491	$192,117
Total revenue	77,588	66,640	208,491	192,117
Operating expenses:
Cost of sales	424	224	956	771
Selling, general and administrative	43,274	41,271	121,013	130,255
Research and development	44,034	44,712	136,753	132,991
Restructuring	—	—	—	(284)
Total operating expenses	87,732	86,207	258,722	263,733
Operating loss	(10,144)	(19,567)	(50,231)	(71,616)
Other (expense) income:
Interest expense	(5,237)	(14,095)	(18,579)	(39,103)
(Loss) gain on extinguishment of debt	(91,759)	16,511	(91,739)	16,511
Other income, net	3,053	210	2,691	2,389
Total other (expense) income, net	(93,943)	2,626	(107,627)	(20,203)
Loss from continuing operations	$(104,087)	$(16,941)	$(157,858)	$(91,819)
Income from discontinued operations, net of income taxes	$371,540	$13,309	$400,499	$36,673
Net income (loss)	$267,453	$(3,632)	$242,641	$(55,146)

Net income (loss) per common and potential common share (basic and diluted):
Net loss from continuing operations	$(3.04)	$(0.53)	$(5.05)	$(2.81)
Net income from discontinued operations	$10.83	$0.42	$12.81	$1.12
Net income (loss)	$7.80	$(0.11)	$7.76	$(1.69)
Weighted average common and potential common shares outstanding:
Basic and diluted	34,293	31,736	31,262	32,679

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income (loss)	$267,453	$(3,632)	$242,641	$(55,146)
Other comprehensive loss:
Net changes related to available-for-sale investment debt securities:
Unrealized losses on investment debt securities	(670)	(171)	(2,196)	(538)
Reclassification adjustment for realized gains on investment debt securities included in other income, net	—	—	—	2
Net unrealized losses on investment debt securities	$(670)	$(171)	$(2,196)	$(536)
Foreign currency translation and other
Release of currency translation adjustments associated with sale of business	(7,319)	—	(7,319)	—
Foreign currency translation gains	2,568	72	4,419	49
Other comprehensive loss	$(5,421)	$(99)	$(5,096)	$(487)
Comprehensive income (loss)	$262,032	$(3,731)	$237,545	$(55,633)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit) Equity
Balance - June 30, 2022	29,798	$30	$2,016,201	$(2,548)	$(2,383,516)	$(369,833)
Stock-based compensation	—	—	5,788	—	—	5,788
Issuance of common stock under equity plan	269	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(9)	—	(135)	—	—	(135)
Net proceeds from exercise of stock options	29	—	433	—	—	433
Issuance of common stock for repurchase of convertible notes	11,330	11	209,380	—	—	209,391
Other comprehensive loss	—	—	—	(5,421)	—	(5,421)
Net income	—	—	—	—	267,453	267,453
Balance - September 30, 2022	41,417	$41	$2,231,667	$(7,969)	$(2,116,063)	$107,676

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit) Equity
Balance - December 31, 2021	29,573	$30	$2,308,653	$(2,873)	$(2,489,772)	$(183,962)
Stock-based compensation	—	—	21,052	—	—	21,052
Issuance of common stock under equity plan	520	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(35)	—	(480)	—	—	(480)
Net proceeds from exercise of stock options	29	—	433	—	—	433
Issuance of common stock for repurchase of convertible notes	11,330	11	209,380	—	—	209,391
Reclassification of the equity components of the Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(307,371)	—	131,068	(176,303)
Other comprehensive loss	—	—	—	(5,096)	—	(5,096)
Net income	—	—	—	—	242,641	242,641
Balance - September 30, 2022	41,417	$41	$2,231,667	$(7,969)	$(2,116,063)	$107,676

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Deficit
Balance - June 30, 2021	33,201	$33	$2,249,497	$(2,865)	$(2,449,860)	$(203,195)
Stock-based compensation	—	—	8,616	—	—	8,616
Repurchase of common stock	(4,522)	(4)	(75,821)	—	—	(75,825)
Extinguishment of allocated costs related to exchange of convertible notes	—	—	(37,213)	—	—	(37,213)
Extinguishment of allocated costs related to repurchase of convertible notes	—	—	(1,933)	—	—	(1,933)
Bifurcation of conversion option upon issuance of convertible notes, net of issuance costs	—	—	147,458	—	—	147,458
Issuance of common stock for services	770	1	9,999	—	—	10,000
Proceeds from capped call transactions	—	—	57	—	—	57
Issuance of common stock under equity plan	112	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(14)	—	(264)	—	—	(264)
Other comprehensive loss	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(3,632)	(3,632)
Balance - September 30, 2021	29,547	$30	$2,300,396	$(2,964)	$(2,453,492)	$(156,030)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Deficit
Balance - December 31, 2020	33,016	$33	$2,233,937	$(2,477)	$(2,398,346)	$(166,853)
Stock-based compensation	—	—	25,483	—	—	25,483
Repurchase of common stock	(4,522)	(4)	(75,821)	—	—	(75,825)
Extinguishment of allocated costs related to exchange of convertible notes	—	—	(37,213)	—	—	(37,213)
Extinguishment of allocated costs related to repurchase of convertible notes	—	—	(1,933)	—	—	(1,933)
Bifurcation of conversion option upon issuance of convertible notes, net of issuance costs	—	—	147,458	—	—	147,458
Issuance of common stock for services	770	1	9,999	—	—	10,000
Proceeds from capped call transactions	—	—	57	—	—	57
Issuance of common stock under equity plan	353	—	18	—	—	18
Employee withholding taxes related to stock-based awards	(70)	—	(1,589)	—	—	(1,589)
Other comprehensive loss	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	(55,146)	(55,146)
Balance - September 30, 2021	29,547	$30	$2,300,396	$(2,964)	$(2,453,492)	$(156,030)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$242,641	$(55,146)
Less: Income from operations of discontinued operations, net of tax	400,499	36,673
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	16,658	20,881
Amortization of premium on investment debt securities	716	3,384
Amortization of deferred financing costs	2,242	1,990
Write-off of fixed assets	2,400	—
Depreciation	491	2,430
Non-cash operating lease cost	1,435	3,541
Accretion of debt discount	—	21,885
Loss (gain) on early extinguishment of debt	91,739	(16,511)
Gain on lease termination	(1,101)	—
Provision for allowance on credit losses	—	(8)
Changes in operating assets:
Accounts receivable	2,169	(518)
Prepaid expenses and other current assets	442	648
Inventory	232	190
Security deposits	3,157	345
Other assets	32	—
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	13,791	(26,003)
Operating lease liabilities	(1,479)	(4,550)
Interest payable	(6,357)	(2,021)
Net cash used in operating activities - continuing operations	(31,291)	(86,136)
Net cash provided by operating activities - discontinued operations	9,317	39,895
Net cash used in operating activities	(21,974)	(46,241)
Cash flows from investing activities:
Purchases of investment debt securities	(401,069)	(278,438)
Sales and maturities of investment debt securities	355,485	334,233
Purchases of equipment, leasehold improvements, and furniture and fixtures	(865)	(397)
Net cash (used in) provided by investing activities - continuing operations	(46,449)	55,398
Net cash provided by investing activities - discontinued operations	363,233	—
Net cash provided by investing activities	316,784	55,398
Cash flows from financing activities:
Payments for repurchases of convertible senior notes	(261,562)	57
Proceeds from exercise of options, net	433	18
Payments of employee withholding taxes related to stock-based awards	(480)	(1,589)
Payments of debt issuance costs	(35)	—
Payments for repurchase of common stock	—	(75,825)
Proceeds from issuance of Notes	—	117,551
Proceeds from terminations of capped call options	—	(38,129)
Net cash (used in) provided by financing activities - continuing operations	(261,644)	2,083
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(261,644)	2,083
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,399)	71
Net increase in cash, cash equivalents and restricted cash	25,767	11,311
Cash, cash equivalents and restricted cash at beginning of period	94,409	65,654
Cash, cash equivalents and restricted cash at end of period	120,176	76,965
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	1,622
Cash, cash equivalents and restricted cash of continuing operations	$120,176	$75,343

Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$(5,654)	$—
Non-cash investing and financing activities
Net increase in accrued fixed assets	$21	$—
Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$113,195	$68,329
Restricted cash	6,981	7,014
Total cash, cash equivalents and restricted cash	$120,176	$75,343

Supplemental non-cash disclosure:
Issuance of common stock to noteholders in connection with repurchase of convertible notes	$209,391	$—
Exchange for existing 2023 and 2026 convertible notes	$—	$(421,200)
Exchange for new 2026 secured convertible notes	$—	$382,400
Issuance of common stock to financial advisor in connection with convertible notes exchange	$—	$10,000
Recognition of conversion option upon issuance of 2026 secured convertible notes	$—	$150,704
Extinguishment of conversion options upon exchange and repurchase of 2023 convertible notes and exchange of 2026 convertible notes	$—	$(39,146)

Supplementary cash flow data:
Income taxes paid	$455	$—

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

On May 5, 2022, the Company entered into a series of agreements to sell the Company’s ex-U.S. commercial operations and sublicense the right to commercialize Ocaliva for PBC and, if approved, OCA for NASH outside of the United States to Advanz Pharma and its affiliates (collectively, “Advanz”) (the “Disposition Transaction”). Consideration under the agreements totaled $405 million up front, subject to adjustments including for cash, working capital, and assumed liabilities. On July 1, 2022, the Company completed the Disposition Transaction.

The Company is entitled to receive an additional $45 million from Advanz contingent upon receipt of extensions of orphan exclusivity for Ocaliva from the European Medicines Agency (“EMA”) and Medicines and Healthcare products Regulatory Agency (“MHRA”).

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2022. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

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

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its Annual Report on 10-K for the year ended December 31, 2021. With the exception of the accounting for held for sale assets and liabilities and discontinued operations under ASC 205-20, Presentation of Financial Statements: Discontinued Operations (“ASC 205”), as discussed below, and the related impacts under ASC 260, Earnings per Share (“ASC 260)” as discussed in Note 15, there have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report, other than the adoption of the accounting pronouncements below.

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

Additional details surrounding the Company's assets and liabilities classified as discontinued operations are included in Note 4.

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

After adoption, the Company accounts for the Convertible Notes entirely as liabilities measured at amortized cost. The Company did not elect the fair value option. Additionally, the Company will no longer incur non-cash interest expense for the amortization of debt discount related to the previously separated equity components. The Company will apply the if-converted methodology in computing diluted earnings per share if and when profitability is achieved.

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

4. Discontinued Operations

On May 5, 2022, the Company entered into the Disposition Transaction. Consideration under the agreements totaled $405 million up front, subject to adjustments including for cash, working capital, and assumed liabilities. The Company is entitled to receive an additional cumulative $45 million from Advanz contingent upon receipt of extensions of orphan drug exclusivity from the EMA and MHRA. The Company will also receive royalties on any future net sales of OCA in NASH outside of the U.S., should Advanz obtain marketing authorization for this indication in ex-U.S. regions. The Company continues to be responsible for the manufacturing and supply of OCA globally while Advanz is responsible for packaging, distribution and commercialization of the therapy in all markets outside of the U.S. In addition, the Company will be responsible for any difference between the cumulative rebate estimated for France for periods prior to July 1, 2022 and the amount agreed through final negotiations with the French government. Under the Sublicense Agreement, we agreed to continue to conduct certain post-marketing work and other activities with respect to Ocaliva for PBC, including continuing to conduct certain PBC studies (the “PBC Post-Marketing Work”). The Company will be reimbursed by Advanz for a portion of the total R&D costs related to the PBC Post-Marketing Work.

On July 1, 2022, the Company completed the previously announced Disposition Transaction. As a result of this transaction, the Company’s international business has been divested and its international commercial and medical infrastructure have transitioned to Advanz. Consideration totaled $405.0 million up front. Total cash consideration received upon closing was $366.5 million. Additional consideration of $38.5 million under the Share Purchase Agreement (the “SPA”) will be settled in connection with the completion statements, which will also include adjustments including for cash, working capital, and assumed liabilities.

The Company recognized a gain of $372.4 million, net of taxes on the sale of the ex-U.S. commercial operations upon closing.

Income for performing services under the Transitional Services Agreement (the “TSA”), recorded within Other income, net was $1.9 million for the three and nine months ended September 30, 2022. The total amount recognized as a reduction to Research & development expenses for a portion of the total R&D costs to be reimbursed by Advanz in relation to the PBC Post-Marketing Work was $3.1 million for the three and nine months ended September 30, 2022. Cash inflows were $1.4 million for the three and nine months ended September 30, 2022 under the TSA and Sublicense Agreement.

Amounts applicable to prior years have been recast to conform to the discontinued operations presentation. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.

The following table presents the carrying amounts of the classes of assets and liabilities related to the discontinued operations as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Restricted cash	$—	$1,581
Accounts receivable, net of allowance for credit losses	—	19,280
Prepaid expenses and other current assets	—	3,551
Fixed assets, net	—	96
Inventory	—	736
Security deposits	—	2,332
Other assets	—	2,562
Total assets classified as discontinued operations in condensed consolidated balance sheets	$—	$30,138

Accounts payable, accrued expenses and other liabilities	$—	$54,436
Long-term other liabilities	—	1,344
Total liabilities classified as discontinued operations in condensed consolidated balance sheets	$—	$55,780

As of September 30, 2022, there were no assets or liabilities classified as discontinued operations.

The following table presents the results of operations related to the discontinued operations for the three and nine months ended September 30, 2022 and 2021 respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Product revenue, net	$—	$26,187	$58,065	$78,947
Cost of sales	169	434	1,194	1,315
Selling, general and administrative	636	12,068	28,083	40,011
Research and development	4	335	255	614
Restructuring	—	3	—	198
Other (expense) income, net	(7)	(38)	(390)	(136)
(Loss) income from discontinued operations	$(816)	$13,309	$28,143	$36,673
Gain on the sale of the ex-U.S. commercial operations and sublicense	380,356	—	380,356	—
Income from discontinued operations, pre-tax	$379,540	$13,309	$408,499	$36,673
Income tax expense	(8,000)	—	(8,000)	—
Income from discontinued operations, net of tax	$371,540	$13,309	$400,499	$36,673

The following table presents the calculation of the gain on sale related to the discontinued operations for the three and nine months ended September 30, 2022.

September 30, 2022
Proceeds from sale of business	$366,500
Transaction costs	(9,901)
Carrying value of net liabilities sold	25,918
Working capital adjustments	(7,153)
Release of accumulated currency translation adjustments for disposed subsidiaries	7,319
Supply & manufacturing agreement liability	(2,327)
Gain on sale, pre-tax	380,356
Income tax expense	(8,000)
Gain on sale, net of tax	$372,356

The following table presents the net cash provided by operating activities for the assets and liabilities classified as discontinued operations for the nine months ended September 30, 2022 and 2021 respectively:

	Nine Months Ended September 30,
	2022	2021
Net income from discontinued operations	$400,499	$36,673

Adjustment of non-cash activities	4,937	5,562
Decrease (increase) in accounts receivable	18,235	(4,881)
Decrease in prepaid expenses and other current assets	3,746	2,003
Decrease (increase) in inventory	242	(23)
Decrease in security deposits	2,191	—
Decrease in operating lease liabilities	(386)	(802)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(53,647)	1,363
Reclassification of cash proceeds from sale of business to investing activities	(366,500)	—
Net cash provided by operating activities	$9,317	$39,895

Proceeds from sale of business, net of cash	363,233	—
Net cash provided by investing activities	$363,233	$—

5.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$95,225	$—	$—	$—	$95,225
Commercial paper	13,977	—	—	(4)	13,973
Corporate debt securities	3,997	—	—	—	3,997
Total cash and cash equivalents	113,199	—	—	(4)	113,195
Investment debt securities:
Commercial paper	108,091	—	—	(254)	107,837
Corporate debt securities	245,321	—	—	(2,018)	243,303
U.S. government agency bonds	11,751	—	1	(117)	11,635
U.S. Treasury securities	14,965	—	—	(84)	14,881
Total investment debt securities	380,128	—	1	(2,473)	377,656
Total cash, cash equivalents and investment debt securities	$493,327	$—	$1	$(2,477)	$490,851

	As of December 31, 2021
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$76,709	$—	$—	$—	$76,709
Commercial paper	8,000	—	—	—	8,000
Total cash and cash equivalents	84,709	—	—	—	84,709
Investment debt securities:
Commercial paper	84,513	—	—	(49)	84,464
Corporate debt securities	232,721	—	16	(245)	232,492
Municipal bonds	5,028	—	—	(1)	5,027
U.S. Treasury securities	12,998	—	—	(1)	12,997
Total investment debt securities	335,260	—	16	(296)	334,980
Total cash, cash equivalents and investment debt securities	$419,969	$—	$16	$(296)	$419,689

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of September 30, 2022
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$107,837	$(254)	$—	$—	$107,837	$(254)
Corporate debt securities	224,195	(1,906)	19,110	(111)	243,305	(2,017)
U.S. government agency bonds	10,383	(118)	—	—	10,383	(118)
U.S. Treasury securities	14,881	(84)	—	—	14,881	(84)
Total	$357,296	$(2,362)	$19,110	$(111)	$376,406	$(2,473)

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$81,464	$(49)	$—	$—	$81,464	$(49)
Corporate debt securities	196,120	(245)	—	—	196,120	(245)
Municipal bonds	5,027	(1)	—	—	5,027	(1)
U.S. Treasury securities	12,997	(1)	—	—	12,997	(1)
Total	$295,608	$(296)	$—	$—	$295,608	$(296)

At September 30, 2022 and December 31, 2021, respectively the Company had 117 and 97 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher) and the decline in fair value is largely due to market conditions and/or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaled $1.4 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

	(in thousands)
September 30, 2022
Assets
Cash and cash equivalents:
Money market funds	$80,977	$80,977	$—	$—
Commercial paper	13,973	—	13,973	—
Corporate debt securities	3,997	—	3,997	—
Available-for-sale investment debt securities:
Commercial paper	107,837	—	107,837	—
Corporate debt securities	243,303	—	243,303	—
U.S. government agency bonds	11,635	—	11,635	—
U.S. Treasury securities	14,881	14,881	—	—
Total financial assets	$476,603	$95,858	$380,745	$—

December 31, 2021
Assets
Cash and cash equivalents:
Money market funds	$39,287	$39,287	$—	$—
Commercial paper	8,000	—	8,000	—
Available-for-sale investment debt securities:
Commercial paper	84,464	—	84,464	—
Corporate debt securities	232,492	—	232,492	—
Municipal bonds	5,027	—	5,027	—
U.S. Treasury securities	12,997	12,997	—	—
Total financial assets	$382,267	$52,284	$329,983	$—

See Note 10 for the carrying amounts and estimated fair values of the Company’s 3.50% Convertible Senior Secured Notes due 2026 (“2026 Convertible Secured Notes”), 2.00% Convertible Senior Notes due 2026 (“2026 Convertible Notes”) and 3.25% Convertible Senior Notes due 2023 (“2023 Convertible Notes”).

The aggregate fair value of all available-for-sale investment debt securities (commercial paper, corporate debt securities, U.S. government agency bonds, municipal bonds and U.S. Treasury securities), by contractual maturity, are as follows:

	Fair Value as of
	September 30, 2022	December 31, 2021

	(in thousands)
Due in one year or less	$336,422	$305,914
Due after one year through two years	41,234	29,066
Total investment debt securities	$377,656	$334,980

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

7.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	September 30, 2022	December 31, 2021

		(in thousands)
Office equipment and software	3	$3,036	$4,751
Leasehold improvements	Shorter of remaining lease term or useful life	669	12,884
Furniture and fixtures	7	1,280	3,772
Subtotal		4,985	21,407
Less: accumulated depreciation		(3,709)	(18,126)
Fixed assets, net		$1,276	$3,281

8.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	September 30, 2022	December 31, 2021

	(in thousands)
Work-in-process	$6,113	$7,801
Finished goods	161	82
Inventory	$6,274	$7,883

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	September 30, 2022	December 31, 2021

	(in thousands)
Accounts payable	$21,303	$17,598
Accrued employee compensation	19,533	20,845
Accrued contracted services	45,745	51,136
Accrued rebates, returns, discounts and other incentives	14,491	11,626
Accrued income taxes payable (see Note 14)	7,380	—
Other liabilities	1,436	2,575
Accounts payable, accrued expenses and other liabilities	$109,888	$103,780

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

With respect to the 2019 RDEC claim, in February 2022, the Company received a payment of $3.8 million from HMRC. Given the claim review has not been finalized for the 2019 year, the $3.8 million credit received along with an additional $0.6 million due to foreign currency translation are recorded as a deferred liability within Accounts payable, accrued expenses, and other liabilities. The Company will be entitled to this benefit based on the terms of the Disposition Transaction.

10.   Current and Long-Term Debt

Debt, net of debt issuance costs and discounts, consisted of the following:

	September 30, 2022			December 31, 2021
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes

	(in thousands)
Liability component
Principal	$111,143	$115,349	$109,808	$500,000	$115,349	$113,655
Unamortized debt issuance costs	(1,857)	(1,778)	(356)	(7,132)	(2,313)	(816)
Unamortized debt discount	—	—	—	(141,303)	(30,228)	(7,430)
Net carrying amount	$109,286	$113,571	$109,452	$351,565	$82,808	105,409
Equity component, net of issuance costs*	—	—	—	$147,458	$62,841	$97,072

*Recorded as a reduction of Additional paid-in capital upon the adoption of ASU 2020-06.

As of September 30, 2022, the net carrying amount of the 2023 Convertible Notes is recorded in Current portion of long-term debt.

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

On August 18, September 1, and September 6, 2022, the Company entered into privately negotiated agreements to repurchase $327.9 million, $44.5 million, and $9.3 million of 2026 Convertible Secured Notes, using a combination of cash and equity, which purchases closed on August 25, September 6, and September 8, 2022, respectively.

The Company exchanged the existing 2026 Convertible Secured Notes for $222.0 million, $22.7 million, and $5.2 million in cash, respectively, and 9,358,269, 1,653,130, and 318,000 shares, respectively, of newly issued common stock, par value $0.001 per share.

Based on the Company’s closing stock price on the dates of the agreements of $19.70, $18.06, and $16.32, respectively, the shares were worth $184.4 million, $29.9 million, and $5.2 million, respectively.

On September 9, 2022, the Company entered into a privately negotiated agreement to repurchase $7.1 million of 2026 Convertible Secured Notes using cash, which purchase closed on September 19, 2022. The Company exchanged the existing 2026 Convertible Secured Notes for $8.2 million in cash.

In accordance with Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”) the repurchases of the 2026 Convertible Secured Notes were all treated as extinguishments of debt. The differences between the reacquisition prices of the debt and the net carrying amounts, resulted in losses on extinguishment of $91.8 million.

The approximate fair value of the Convertible Notes was determined as follows using Level 2 inputs based on quoted market values:

	September 30, 2022	December 31, 2021

	(in thousands)
2026 Convertible Secured Notes	$116,112	$543,370
2026 Convertible Notes	$87,125	$69,492
2023 Convertible Notes	$106,963	$107,727

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

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$3,127	$577	$892	$4,596	$11,877	$1,731	$2,729	$16,337
Amortization of debt issuance costs	407	117	117	641	1,540	349	353	2,242
Accretion of debt discount	—	—	—	—	—	—	—	—
Total interest expense	$3,534	$694	$1,009	$5,237	$13,417	$2,080	$3,082	$18,579

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$2,090	$876	$2,487	$5,453	$2,090	$3,176	$9,962	$15,228
Amortization of debt issuance costs	149	152	333	634	149	538	1,303	1,990
Accretion of debt discount	2,993	1,990	3,025	8,008	2,993	7,033	11,859	21,885
Total interest expense	$5,232	$3,018	$5,845	$14,095	$5,232	$10,747	$23,124	$39,103

The effective interest rates during the three and nine months ended September 30, 2022 for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes are 4.03%, 2.44% and 3.69%, respectively. The effective interest rates during the three and nine months ended September 30, 2021 for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes were 12.80%, 9.90% and 8.42%, respectively. Accrued interest on the Convertible Notes was approximately $2.2 million and $8.6 million as of September 30, 2022 and December 31, 2021, respectively.

The Company’s total recorded debt issuance costs are $8.7 million, which are being amortized using the effective interest method through the date of maturity. As of September 30, 2022, $0.4 million of debt issuance costs for the 2023 Convertible Notes are unamortized on the condensed consolidated balance sheets in Current portion of long-term debt. As of September 30, 2022 and December 31, 2021, $3.6 million of debt issuance costs for the 2026 Convertible Secured Notes and 2026 Convertible Notes and $10.3 million of debt issuance costs for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes, respectively, are unamortized on the condensed consolidated balance sheets in Long-term debt. Cash payments for interest were $22.7 million and $17.3 million for the nine months ended September 30, 2022 and 2021, respectively.

11.   Product Revenue, Net

The Company recognized U.S. Ocaliva net sales of $77.6 million and $66.6 million for the three months ended September 30, 2022 and 2021, respectively and $208.5 million and $192.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Credit Losses

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the nine-month period ended September 30, 2022 (in thousands):

Balance at December 31, 2021	$58
Provision for credit losses	—
Write-offs	—
Balance at September 30, 2022	$58

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

Given the finalization and approval of the claims for 2018, the Company recorded the net U.K. research and development tax credit payments received of $4.0 million (less $0.5 million due to foreign currency translation) as a reduction of research and development expense in the condensed consolidated statements of operations for the nine  months ended September 30, 2022. In the nine months ended September 30, 2021, the Company recorded U.K. research and development tax credits of $10.7 million as a reduction of research and development expense.

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

The estimated fair value of the stock options granted in the nine months ended September 30, 2022 was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the nine months ended September 30, 2022 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the PRSUs granted in the nine months ended September 30, 2022 was determined utilizing the Monte Carlo simulation method. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

The following table summarizes stock option activity during the nine months ended September 30, 2022 (under both the 2012 Plan and the 2022 Plan):

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2021	2,252	$50.28	7.2	$408
Granted	493	$15.04	—	$—
Exercised	(29)	$15.01	—	$93
Cancelled/forfeited	(164)	$27.60	—	$—
Expired	(105)	$99.54	—	$—
Outstanding at September 30, 2022	2,447	$43.00	7.0	$45
Expected to vest	954	$21.97	8.7	$45
Exercisable	1,493	$56.45	5.9	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2022, the total compensation cost related to non-vested option awards not yet recognized is approximately $13.2 million with a weighted average remaining vesting period of 1.23 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

Nine Months Ended September 30,
	2022	2021
Volatility	66.4 - 67.7%	65.2 - 69.3%
Expected term (in years)	5.5 - 6.0	3.75 - 6.0
Risk-free rate	1.3 - 2.8%	0.4 - 0.9%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU, RSA and PRSU activity during the nine months ended September 30, 2022 (under both the 2012 Plan and the 2022 Plan):

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2021	968	$39.58
Granted	819	$15.69
Vested	(411)	$30.74
Forfeited	(193)	$38.72
Non-vested awards at September 30, 2022	1,183	$26.23

As of September 30, 2022, there is approximately $20.8 million of total unrecognized compensation expense related to unvested RSUs, RSAs and PRSUs, which is expected to be recognized over a weighted average vesting period of 1.54 years.

During the nine months ended September 30, 2022, the Company granted a total of 168,600 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $0.2 million and $0.7 million of stock-based compensation related to such PRSUs granted during the three and nine months ended September 30, 2022.

The Company modified certain stock option, stock grant and stock-based awards to accelerate vesting in anticipation of the sale of the ex-U.S. commercial operations to Advanz. The Company accelerated the vesting of all awards held by employees of those operations being sold because those employees would have otherwise forfeited the awards. Given the sale of the ex-U.S. commercial operations was probable at the time the awards were modified and the entities met the held for sale criteria, the modification to accelerate vesting was recognized at the date of the modification. As a result, incremental compensation expense of $3.4 million was recognized based on the fair value of the modified awards for the nine months ended September 30, 2022.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

			(in thousands)
Selling, general and administrative	$4,411	$5,737	$12,485	$16,255
Research and development	1,377	1,451	4,173	4,626
Restructuring	—	—	—	—
Total stock-based compensation	$5,788	$7,188	$16,658	$20,881

Stock-based compensation expense recognized under discontinued operations, included in net income from discontinued operations, was $0 and $1.4 million for the three months ended September 30, 2022 and 2021, respectively and $4.4 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively.

14. Income Taxes

The Company recorded a provision for income taxes of $8.0 million for the three and nine months ended September 30, 2022, respectively. No income tax provision was recorded for the three and nine months ended September 30, 2021. The tax provision has been recorded within discontinued operations as it relates to the income tax impact on the sale of the international business to Advanz. The Company expects to utilize net operating loss carryforwards (“NOLs”) to offset the income tax impact on the sale, however, primarily due to limitations on the amount of NOLs which can be used, the Company recorded an income tax provision in the United Kingdom and certain U.S. state jurisdictions of $6.5 million and $1.5 million, respectively. There is no income tax expense recorded in continuing operations for the three and nine months ended September 30, 2022 and 2021, respectively.

15.   Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and nine-month periods ended September 30, 2022 and 2021, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share. The Company utilized the control number concept in the computation of diluted earnings per share. The control number used is net loss from continuing operations. The control number requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss. Since the Company had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three and nine-month periods ended September 30, 2022 and 2021, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Shares issuable upon conversion of Convertible Notes	18,462	14,806	23,169	7,930
Options	2,483	2,692	2,474	2,722
Unvested restricted stock units	1,233	1,244	1,351	1,221
Total	22,178	18,742	26,994	11,873

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

Shareholder Litigation

The Company currently is involved in a derivative suit related to a purported shareholder class action lawsuit. The Company believes that it has a number of valid defenses to the claims of the litigant, and intends to vigorously defend itself. At this time, a discontinuance of the derivative suit has been agreed to by the parties, and is pending approval by the New York state court. Accordingly, the Company does not expect a material loss from this matter.

The 2017 Litigation

On September 27, 2017, a purported shareholder class action, initially styled DeSmet v. Intercept Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Southern District of New York, naming the Company and certain of its officers as defendants. On June 1, 2018, the Court appointed lead plaintiffs in the lawsuit, and on July 31, 2018, the lead plaintiffs filed an amended complaint, captioned Hou Liu and Amy Fu v. Intercept Pharmaceuticals, Inc., et al., naming the Company and certain of its current and former officers as defendants. The lead plaintiffs claimed to be suing on behalf of anyone who purchased or otherwise acquired the Company’s common stock between June 9, 2016 and September 20, 2017. This lawsuit alleged that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures during that period, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding Ocaliva dosing and use, and pharmacovigilance-related matters, as well as the Company’s operations, financial performance, and prospects. The plaintiffs sought unspecified monetary damages on behalf of the putative class, an award of costs and expenses, including attorney’s fees, and rescissory damages. On September 14, 2018, the Company filed a motion to dismiss the amended complaint. On March 26, 2020, the Court granted the Company’s motion to dismiss the amended complaint in its entirety, and on March 27, 2020 the Court entered judgment in favor of the Company. On May 8, 2020, the plaintiffs filed a motion to set aside the judgment and grant leave to file a second amended complaint. On September 9, 2020, the Court denied the plaintiffs’ motion, finding that the proposed second amended complaint did not cure the deficiencies identified in the amended complaint. On October 9, 2020, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit and on January 25, 2021, the plaintiffs filed an appellate brief challenging the March 27, 2020 judgment, the September 9, 2020 judgment, and other court orders. On April 23, 2021, the Company filed a response brief in the Second Circuit appellate proceeding. On May 14, 2021, the plaintiffs filed a reply brief. On December 9, 2021, oral argument was held in the Second Circuit. On June 16, 2022, the Second Circuit entered a summary order affirming the order of the District Court dated September 9, 2020.

Separately, on December 1, 2017, a purported shareholder demand was made on the Company based on substantially the same allegations as those set forth in the securities case above. Also, on January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski, et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as those set forth in the securities case above. The derivative litigation was stayed pending the exhaustion of all appeals relating to the dismissal of the securities case. Following exhaustion of such appeals, on October 7, 2022, the parties stipulated to and agreed to a discontinuance of the derivative suit. The stipulation is currently pending approval by the New York state court.

Patent Litigation

The Company has received paragraph IV certification notice letters from seven generic drug manufacturers indicating that each such manufacturer submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of certain patents listed for Ocaliva in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”).

The seven generic drug manufacturers and when we received their initial paragraph IV certification notices are as follows: (1) Apotex Inc. (“Apotex”) (July 2020), (2) Lupin Limited (“Lupin”) (July 2020), (3) Amneal Pharmaceuticals of New York, LLC, as U.S. agent for Amneal EU Limited (collectively, “Amneal”) (July 2020), (4) Optimus Pharma Pvt Ltd (“Optimus”) (July 2020), (5) MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (collectively, “MSN”) (July 2020), (6) Dr. Reddy’s Laboratories, Inc., and Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) (December 2020), and (7) Zenara Pharma Private Limited (“Zenara”) (August 2022).

Each paragraph IV certification notice alleged that the challenged Orange Book patents were invalid, unenforceable, and/or would not be infringed by the commercial manufacture, use, or sale of the generic products described in the generic manufacturer’s respective ANDA. In each case, within 45 days of receipt of the paragraph IV certification notice, the Company initiated a patent infringement suit against the generic manufacturer in the United States District Court for the District of Delaware. As a result, under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the FDA cannot grant final approval of each generic manufacturer’s ANDA before the earlier of November 27, 2023 (or, for Zenara, February 8, 2025), or a court decision in their favor. The Company has since received additional paragraph IV certification notices from certain of the generic manufacturers challenging additional Ocaliva Orange Book patents, and the Company amended its complaints against the generic challengers accordingly to add infringement allegations in relation thereto.

The challenged Ocaliva Orange Book patents asserted by the Company in the ongoing patent litigations are U.S. Patents Nos. RE 48,286 (the “‘286 Patent”), 9,238,673 (the “‘673 Patent”), 10,047,117 (the “‘117 Patent”), 10,052,337 (the “‘337 Patent”), 10,174,073 (the “‘073 Patent”), 10,751,349 (the “‘349 Patent”), and 10,758,549 (the “‘549 Patent”).

On August 16, 2022, the Company entered into a settlement agreement with Dr. Reddy’s resolving the patent litigation over Dr. Reddy’s ANDA.

Under the terms of the agreement, the Company granted Dr. Reddy’s a non-exclusive, non-sublicensable, non-transferable, royalty-free license to commercialize its generic version of Ocaliva in the United States commencing on October 26, 2035, or earlier under certain circumstances. The parties filed the settlement agreement with the Federal Trade Commission and the Department of Justice pursuant to applicable law and terminated their litigation pursuant to a consent judgment that was approved by the court. Similar patent litigation by the Company against the other ANDA filers remains pending.

Trial against Amneal, Apotex, Lupin, MSN, and Optimus is scheduled for February 27, 2023. A trial date for the Zenara case, which was filed on September 16, 2022, has not been set.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our first marketed product, Ocaliva® (obeticholic acid or “OCA”), is a farnesoid X receptor (“FXR”) agonist approved in the United States for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA.

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

In September 2022, we had a supplemental NDA (“sNDA”) pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from the COBALT and HEROES-US studies as well additional data, including data from other real world evidence studies, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

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

In July 2022, we announced topline results from the New Interim Analysis. In this new interim analysis of the ITT population from REGENERATE, 22.4% of subjects randomized to once-daily oral OCA 25 mg met the primary endpoint of achieving at least one stage of fibrosis improvement with no worsening of NASH at month 18 on liver biopsy compared with 9.6% of subjects on placebo (p<0.0001). The results were consistent with the Original Analysis, which also showed that OCA 25 mg had a statistically significant effect on fibrosis improvement (p=0.0002). The New Interim Analysis used a consensus panel approach to histology reads, in line with recent FDA guidance, while the Original Analysis used individual central readers. A numerically greater proportion of individuals in the OCA 25 mg treatment group compared to placebo achieved the endpoint of resolution of NASH with no worsening of liver fibrosis but, consistent with the Original Analysis, the results for the endpoint of resolution of NASH were not statistically significant. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation. As part of the safety review of the New Interim Analysis, independent groups of experts reviewed certain categories of safety events to provide a blinded adjudication as specifically requested by the FDA. These included events pertaining to hepatic safety (excluding clinical outcomes), cardiovascular and renal. Topline analysis through four years of treatment showed a numerically higher number of adjudicated hepatic safety events for OCA 25 mg, the majority of which were mild in severity. For adjudicated core major adverse cardiovascular events and adjudicated acute kidney injury events, frequency of events was low and balanced across treatment groups. Consistent with its mechanism of action as an FXR agonist, OCA treatment was associated with an increase in LDL at Month 1 which returned to near baseline values by Month 12. Based on the results of the New Interim Analysis, we intend to re-submit the NDA for OCA in liver fibrosis due to NASH by the end of 2022.

In July 2022, we had a pre-submission meeting with the FDA in which we reviewed the planned structure and the timing of the submission of our NDA and have had an ongoing dialogue as we prepare to re-submit. As we previously disclosed, the Company will need to overcome the risk-benefit assessment of the FDA from the prior review of the NDA for OCA for the treatment of liver fibrosis due to NASH. Although we believe that the insights we have gained from the re-analysis and from the larger and more robust safety database provide an improved risk-benefit, there can be no assurances that the FDA will change its view on risk-benefit and will approve such NDA on an accelerated basis, or at all.

In September 2022, we announced that REVERSE, a Phase 3 study evaluating the safety and efficacy of OCA in patients with compensated cirrhosis due to NASH, did not meet its primary endpoint of a ≥ 1-stage histological improvement in fibrosis with no worsening of NASH following up to 18 months of therapy. No new safety signals for OCA were observed in this population of patients with cirrhosis. In the REVERSE study of 919 randomized subjects with compensated cirrhosis due to NASH, 11.1% (p=NS) of subjects who were randomized to receive once-daily oral OCA 10 mg and 11.9% (p=NS) of subjects who were randomized to receive OCA 10 mg titrated to 25 mg (OCA 10-to-25 mg) after three months achieved a ≥1-stage improvement in fibrosis with no worsening of NASH after up to 18 months of treatment, compared with 9.9% of subjects who received placebo. Though the REVERSE study did not succeed on the histological evaluation of the primary endpoint, a positive impact on liver stiffness as defined by transient elastography was noted in both OCA 10 mg and OCA 10-to-25 mg arms. Safety was evaluated in 916 subjects who took at least one dose of study drug (placebo, OCA 10 mg or OCA 10-to-25 mg). Treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs) and deaths were balanced across all treatment groups in REVERSE. The most common TEAE was pruritus (31% in placebo, 41% in OCA 10 mg and 57% in OCA 10-to-25 mg) and pruritus was the most common reason for treatment discontinuation. Serious gallbladder-related events were balanced across arms (0.6% in placebo, 1.0% in OCA 10 mg, 1.0% in OCA 10-to-25 mg). Consistent with the known mechanism of action of FXR-agonists, the OCA 10-to-25 mg arm had a higher incidence of gallstones.

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

In addition, we have other compounds in early stages of research and development in our pipeline, including our INT-787 compound, an FXR agonist. We are currently evaluating INT-787 in a Phase 1 clinical trial. We submitted an IND for INT-787 in the first half of 2022, which is now active.

Sale of our ex-U.S. commercial operations to Advanz Pharma

On July 1, 2022, we completed the sale of our ex-U.S. commercial operations to Advanz Pharma (“Advanz”), and sublicensed the right to commercialize Ocaliva outside of the United States. The transaction included a total upfront consideration of $405 million, subject to customary working capital and other adjustments, plus a $45 million earnout, payable upon Advanz’s receipt of extensions of orphan drug exclusivity in Europe. We will also receive royalties on any future net sales of OCA in NASH outside of the U.S., should Advanz obtain marketing authorization for this indication in ex-U.S. regions. We continue to be responsible for the manufacturing and supply of OCA globally while Advanz is responsible for packaging, distribution and commercialization of the therapy in all markets outside of the U.S. The majority of employees outside of the U.S. were transferred to Advanz, while remaining international employees continue to manage our global supply chain, support our quality organization, and support global clinical trials.

Under the Transitional Services Agreement (the “TSA”), we agreed to provide certain transitional services for periods of up to six months to Advanz for continuity purposes.

Under the Sublicense Agreement, we agreed to continue to conduct certain post-marketing work and other activities with respect to Ocaliva for PBC, including continuing to conduct certain PBC studies (the “PBC Post-Marketing Work”). The Company will be reimbursed by Advanz for a portion of the total R&D costs related to the PBC Post-Marketing Work.

The transaction allowed us to capitalize on an opportunity that supports multiple pathways for the future and further strengthens our balance sheet for the current year and beyond. The terms of this transaction will allow us to focus our resources on the U.S., our largest market, while retaining upside from the potential NASH opportunity ex-U.S., via royalties on any future net sales of OCA, should Advanz obtain marketing authorizations for this indication in ex-U.S. regions.

The ex-U.S. commercial business operations met the criteria within Accounting Standards Codification 205-20 to be reported as discontinued operations because the transaction was held for sale and represents a strategic shift in business that will have a major effect on our operations and financial results. Therefore, we have reported the historical results of the ex-U.S. commercial business including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all prior periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. Refer to Note 4 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Recent Developments

On August 16, we entered into a settlement agreement with Dr. Reddy’s resolving the patent litigation over Dr. Reddy’s ANDA seeking approval to market a generic version of Ocaliva prior to expiration of our patents.

On September 20, we announced that a key publication in Gastroenterology showed that people receiving OCA for PBC in a clinical trial setting had greater transplant-free survival compared to patients with PBC selected from “real-world” patient registries who did not receive OCA.

On September 30, we announced that REVERSE, a Phase 3 study evaluating the safety and efficacy of OCA in patients with compensated cirrhosis due to NASH, did not meet its primary endpoint of a ≥ 1-stage histological improvement in fibrosis with no worsening of NASH following up to 18 months of therapy. No new safety signals for OCA were observed in this population of patients with cirrhosis.

Debt Retirement

In August and September 2022, we entered into a series of exchange agreements and agreed with a limited number of existing noteholders of our 2026 Convertible Secured Notes to exchange approximately $388.9 million aggregate principal amount of existing notes for $258.2 million in cash and 11,329,399 shares of newly issued common stock (equivalent to $219.4 million), for total consideration of $477.6 million. Net of these exchanges, the principal balance of the 2026 Convertible Secured Notes was reduced by $388.9 million from $500.0 million to $111.1 million.

The result of these activities was to lower principal debt outstanding by 54% or $388.9 million to $336.3 million and decrease annual cash interest expense by 58% or $13.6 million to $9.8 million on an annual basis. In addition, these activities reduced overall potential shareholder dilution associated with the 2026 Convertible Secured Notes.

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

We recognized net sales of Ocaliva of $77.6 million and $66.6 million for the three months ended September 30, 2022 and 2021, respectively, and $208.5 million and $192.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

	(in thousands)
Revenue:
Product revenue, net	$77,588	$66,640
Total revenue	77,588	66,640

Operating expenses:
Cost of sales	424	224
Selling, general and administrative	43,274	41,271
Research and development	44,034	44,712
Restructuring	—	—
Total operating expenses	87,732	86,207

Other (expense) income:
Interest expense	(5,237)	(14,095)
(Loss) gain on extinguishment of debt	(91,759)	16,511
Other income, net	3,053	210
Total other (expense) income, net	(93,943)	2,626

Loss from continuing operations	$(104,087)	$(16,941)
Income from discontinued operations, net of tax	$371,540	$13,309
Net income (loss)	$267,453	$(3,632)

Revenues

Product revenue, net was $77.6 million and $66.6 million for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, product revenue, net was solely comprised of U.S. Ocaliva net sales. The increase in product revenues was driven by operational growth, primarily due to increased unit sales volumes and higher pricing.

Cost of sales

Cost of sales was $0.4 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Our cost of sales for the three months ended September 30, 2022 and 2021 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $43.3 million and $41.3 million for the three months ended September 30, 2022 and 2021, respectively. The $2.0 million net increase between periods was primarily driven by increased commercial activities and costs related to our ANDA litigation.

Research and development expenses

Research and development expenses were $44.0 million and $44.7 million for the three months ended September 30, 2022 and 2021, respectively. The $0.7 million net decrease between periods was primarily driven by lower costs for NASH and cholestasis activities, partially offset by increased costs related to pipeline compound activities as well as R&D cost-sharing reimbursements from Advanz.

Interest expense

Interest expense was $5.2 million and $14.1 million for the three months ended September 30, 2022 and 2021, respectively. For the quarter ended September 30, 2022, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes and no longer included any accretion of debt discounts, which was $8.0 million for the three months ended September 30, 2021, after the adoption of ASU 2020-06. For the quarter ended September 30, 2021, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes.

(Loss) gain on extinguishment of debt

(Loss) gain on extinguishment of debt was ($91.8) million and $16.5 million for the three months ended September 30, 2022 and 2021, respectively. For the quarter ended September 30, 2022, the loss on extinguishment of debt relates to the repurchases of the 2026 Convertible Secured Notes. For the quarter ended September 30, 2021, the gain on extinguishment of debt relates to the exchange of debt and repurchase of 2023 Convertible Notes.

Other income, net

Other income, net was $3.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities along with additional income recognized during the quarter ended September 30, 2022 for transitional services provided by us.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $371.5 million and $13.3 million for the three months ended September 30, 2022 and 2021, respectively. The increase in income from discontinued operations was a result of the $372.4 million gain recognized on the sale of the sale our ex-U.S. commercial operations and sublicense to Advanz offset by a decrease in operating income associated with product revenues and operating expenses, which are no longer included after the closing of the sale during the three months ended September 30, 2022.

Income taxes

For the three months ended September 30, 2022 and 2021, no income tax expense or benefit was recognized for our continuing operations. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Revenue:
Product revenue, net	$208,491	$192,117
Total revenue	208,491	192,117

Operating expenses:
Cost of sales	956	771
Selling, general and administrative	121,013	130,255
Research and development	136,753	132,991
Restructuring	—	(284)
Total operating expenses	258,722	263,733

Other (expense) income:
Interest expense	(18,579)	(39,103)
(Loss) gain on extinguishment of debt	(91,739)	16,511
Other income, net	2,691	2,389
Total other (expense), net	(107,627)	(20,203)

Loss from continuing operations	$(157,858)	$(91,819)
Income from discontinued operations, net of tax	$400,499	$36,673
Net income (loss)	$242,641	$(55,146)

Revenues

Product revenue, net was $208.5 million and $192.1 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, product revenue, net was solely comprised of U.S. Ocaliva net sales. The increase in product revenues was driven by operational growth, primarily due to higher pricing and increased unit sales volumes, partially offset by higher gross to net deductions.

Cost of sales

Cost of sales was $1.0 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. Our cost of sales for the nine months ended September 30, 2022 and 2021 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $121.0 million and $130.3 million for the nine months ended September 30, 2022 and 2021, respectively. The $9.3 million net decrease between periods was primarily driven by lower headcount, along with a decrease in costs for commercial and medical affairs activities.

Research and development expenses

Research and development expenses were $136.8 million and $133.0 million for the nine months ended September 30, 2022 and 2021, respectively. The $3.8 million net increase between periods was primarily driven by a $7.2 million reduction in recognition of UK R&D tax credits under the SME and RDEC schemes and higher costs for INT-787 and cholestasis activities, partially offset by lower NASH development costs as well as R&D cost-sharing reimbursements of $3.1 million from Advanz.

Interest expense

Interest expense was $18.6 million and $39.1 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes and no longer included any accretion of debt discounts, which was $21.9 million for the nine months ended September 30, 2021, after the adoption of ASU 2020-06. For the nine months ended September 30, 2021, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes.

(Loss) gain on extinguishment of debt

(Loss) gain on extinguishment of debt was ($91.7) million and $16.5 million for the three months ended September 30, 2022 and 2021, respectively. For the quarter ended September 30, 2022, the loss on extinguishment of debt relates to the repurchases of the 2026 Convertible Secured Notes. For the quarter ended September 30, 2021, the gain on extinguishment of debt relates to the exchange of debt and repurchase of 2023 Convertible Notes.

Other income, net

Other income, net was $2.7 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities along with additional income recognized during the quarter ended September 30, 2022 for transitional services provided by us.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $400.5 million and $36.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in income from discontinued operations was a result of the $372.4 million gain recognized on the sale of the sale our ex-U.S. commercial operations and sublicense to Advanz offset by a decrease in operating income associated with product revenues and operating expenses, given one fewer quarter of product revenues were included in the nine months ended September 30, 2022.

Income taxes

For the nine months ended September 30, 2022 and 2021, no income tax expense or benefit was recognized for our continuing operations. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of liquidity

Since inception, we have incurred significant operating losses. Our continuing operations have never been profitable and do not expect to be profitable in the foreseeable future. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements and the sale of our ex-U.S. commercial operations.

Continued cash generation is highly dependent on the success of our commercial product, Ocaliva, as well as the success of our product candidates if approved. The absence of cash flows from discontinued operations are not expected to affect future liquidity and capital resources.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the launch and commercialization of Ocaliva for PBC, preparation for a potential launch of OCA for liver fibrosis due to NASH and general and administrative operations, including the protection of our intellectual property. We intend to continue to develop OCA and our other existing product candidates, alone or in combination, for non-viral liver diseases. If OCA or any of our other product candidates fails in clinical trials or does not gain or maintain regulatory approval, or if OCA or any of our other product candidates does not achieve market acceptance, we may never become profitable. Our net losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash from continuing operations (used in) provided by:
Operating activities	$(31,291)	$(86,136)
Investing activities	(46,449)	55,398
Financing activities	(261,644)	2,083
Effect of exchange rate changes	(7,399)	71
Net increase in cash, cash equivalents and restricted cash classified as discontinued operations	372,550	39,895
Net increase in cash, cash equivalents and restricted cash	$25,767	$11,311

Operating Activities. Net cash used in operating activities for continuing operations of approximately $31.3 million during the nine months ended September 30, 2022 was primarily a result of our $157.9 million net loss from continuing operations, partially offset by a loss of $91.7 million on the extinguishments of debt, a net increase in operating assets and liabilities of $12.0 million, $16.7 million in stock-based compensation, and $2.4 million of write-offs of fixed assets. Cash flows for the nine months ended September 30, 2022 include net cash receipts of $3.8 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

Net cash provided by operating activities for discontinued operations of approximately $9.3 million during the nine months ended September 30, 2022 was primarily a result of $400.5 million net income from discontinued operations and $4.4 million in stock-based compensation, partially offset by the reclassification of $366.5 million in cash proceeds from the sale of the business to investing activities and a net decrease in operating assets and liabilities of $29.6 million.

Net cash used in operating activities for continuing operations of approximately $86.1 million during the nine months ended September 30, 2021 was primarily a result of our $91.8 million net loss from continuing operations, a net decrease in operating assets and liabilities of $31.9 million and a gain on extinguishment of debt of $16.5 million, partially offset by $20.9 million in stock-based compensation, $11.9 million for accretion of the discount on the 2023 Convertible Notes, $7.0 million for accretion of the discount on the 2026 Convertible Notes, $3.5 million for non-cash operating lease costs, $3.0 million for accretion of the discount on the 2026 Convertible Secured Notes and $2.4 million of depreciation. Cash flows for the nine months ended September 30, 2021 include cash receipts of $4.2 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

Net cash provided by operating activities for discontinued operations of approximately $39.9 million during the nine months ended September 30, 2021 was primarily a result of our $36.7 million net income from discontinued operations, and $4.6 million in stock-based compensation partially offset by a net decrease in assets and liabilities from discontinued operations of $2.3 million.

The effect of exchange rate changes on cash increased operating cash flows and comprehensive income during the nine months ended September 30, 2022 given the significant fluctuations in the rate of exchange between the U.S. dollar and the pound sterling. In particular, as a result of our sale of our ex-U.S. business, we have additional exposure to fluctuations in the pound sterling as our only remaining business operations outside of the U.S. are in the United Kingdom.

Investing Activities. For the nine months ended September 30, 2022, net cash used in investing activities for continuing operations of approximately $46.4 million primarily reflects the purchase of investment debt securities of $401.1 million, partially offset by the sales and maturities of investment debt securities of $355.5 million.

For the nine months ended September 30, 2022, net cash provided by investing activities for discontinued operations reflects the net cash proceeds of $363.2 million received from the sale of the ex-U.S. business to Advanz.

For the nine months ended September 30, 2021, net cash provided by investing activities for continuing operations of approximately $55.4 million primarily reflects the sales and maturities of investment debt securities of $334.2 million, partially offset by the purchase of investment debt securities of $278.4 million.

Financing Activities. Net cash used in financing activities for continuing operations of approximately $261.6 million in the nine months ended September 30, 2022, primarily consisted of payments of $258.2 million for the repurchase of 2026 Convertible Secured Notes and $3.9 million for the repurchase of 2023 Convertible Notes.

Net cash provided by financing activities for continuing operations of approximately $2.1 million in the nine months ended September 30, 2021 primarily consisted of $117.6 million of proceeds from the sale of 2026 Convertible Secured Notes, offset by payments of $75.8 million for the repurchase of common stock and $38.1 million for the repurchase of 2023 Convertible Notes.

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

As of September 30, 2022, we had $497.8 million in cash, cash equivalents, restricted cash and investment debt securities. We currently expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2022. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for

PBC, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2022, our funds are primarily held in U.S. treasuries, U.S. government agency bonds, corporate bonds, commercial paper and money market accounts.

We recently used a combination of cash proceeds received from the sale of our international business as well as common stock to fund the repurchases of the 2026 Convertible Secured Notes. Our short-term obligations include $109.8 million of 2023 Convertible Notes outstanding scheduled to mature on July 1, 2023, and $226.5 million of convertible notes scheduled to mature in 2026, all of which will need to be paid off or refinanced, if not converted. Furthermore, in light of our receipt of the CRL from the FDA in June 2020 with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, to issue new securities, or to refinance or repurchase existing securities, even if we do not have an immediate need for additional capital at that time.

Given the latest strategic financial moves including the sale of our international business and repurchases of our 2026 Convertible Secured Notes, we have improved our capital structure and are well-positioned for the future to grow our existing business in PBC, progress on our NASH development program and advance our pipeline products.

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

Contractual Obligations

Except as discussed above regarding Advanz Pharma and our repurchases of 2026 Convertible Secured Notes, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Funding Requirements—Future Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 2, 2022, and the risk factors set forth in Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 3, 2022, except for the following Risk Factors. The following set of Risk Factors does not purport to be a full list of risks relating to the business of the Company and any of these factors or others disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve a NDA. Furthermore, for full approval of a NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trial for a specific indication, such as our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH, may achieve its primary endpoints and is reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trial or approve our product candidate on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of the product candidate. In such a case, the FDA may issue a CRL that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider our application for approval. For example, in June 2020 we received a CRL from the FDA regarding our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. In addition, following the results of the New Interim Analysis we intend to re-submit our NDA for OCA for liver fibrosis due to NASH with the FDA. The requirements imposed by the FDA in connection with the resubmission of our NDA may be substantial, expensive and time-consuming, and there is no guarantee that we will continue to pursue any such application or that the FDA will ultimately decide that any such application supports the approval of the product candidate on an accelerated basis, or at all. The FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions.

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

In September 2022, we had an sNDA pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from the COBALT and HEROES-US studies as well additional data, including data from other real world evidence studies, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

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

In July 2022, we had a pre-submission meeting with the FDA in which we reviewed the planned structure and the timing of the submission of our NDA and have had an ongoing dialogue as we prepare to re-submit. As we previously disclosed, the Company will need to overcome the risk-benefit assessment of the FDA from the prior review of the NDA for OCA for the treatment of liver fibrosis due to NASH. Although we believe that the insights we have gained from the re-analysis and from the larger and more robust safety database provide an improved risk-benefit, there can be no assurances that the FDA will change its view on risk-benefit and will approve such NDA on an accelerated basis, or at all.

In September 2022, we announced that REVERSE, a Phase 3 study evaluating the safety and efficacy of OCA in patients with compensated cirrhosis due to NASH, did not meet its primary endpoint of a ≥ 1-stage histological improvement in fibrosis with no worsening of NASH following up to 18 months of therapy. In the REVERSE study of 919 randomized subjects with compensated cirrhosis due to NASH, 11.1% (p=NS) of subjects who were randomized to receive once-daily oral OCA 10 mg and 11.9% (p=NS) of subjects who were randomized to receive OCA 10 mg titrated to 25 mg (OCA 10-to-25 mg) after three months achieved a ≥1-stage improvement in fibrosis with no worsening of NASH after up to 18 months of treatment, compared with 9.9% of subjects who received placebo. Safety was evaluated in 916 subjects who took at least one dose of study drug (placebo, OCA 10 mg or OCA 10-to-25 mg). Treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs) and deaths were balanced across all treatment groups in REVERSE. The most common TEAE was pruritus (31% in placebo, 41% in OCA 10 mg and 57% in OCA 10-to-25 mg) and pruritus was the most common reason for treatment discontinuation. Serious gallbladder-related events were balanced across arms (0.6% in placebo, 1.0% in OCA 10 mg, 1.0% in OCA 10-to-25 mg). Consistent with the known mechanism of action of FXR-agonists, the OCA 10-to-25 mg arm had a higher incidence of gallstones.

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

For example, our Phase 3 REGENERATE trial is a large and complicated clinical trial in a disease without any approved therapies and involves serial liver biopsies over many years. While we announced the topline results from the New Interim Analysis in July 2022, there can be no assurance the FDA will approve our NDA for OCA for NASH on an accelerated or conditional basis, or at all. In September 2022, we announced that our REVERSE trial evaluating the safety and efficacy of OCA in patients with compensated cirrhosis due to NASH, did not meet its primary endpoint of a ≥ 1-stage histological improvement in fibrosis with no worsening of NASH following up to 18 months of therapy. As we engage in other large and complicated trials and trials in advanced disease populations, we may experience a number of challenges that may negatively affect or delay our plans and development programs.

Failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials, including OCA, may not have favorable results in later clinical trials or receive or maintain regulatory approval.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidates. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials and at other stages of clinical development, even after seeing promising results in earlier clinical trials. For example, in September 2022, we announced that our REVERSE trial did not meet its primary endpoint of a ≥ 1-stage histological improvement in fibrosis with no worsening of NASH following up to 18 months of therapy.

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

In September 2022, we announced that REVERSE, a Phase 3 study evaluating the safety and efficacy of OCA in patients with compensated cirrhosis due to NASH, did not meet its primary endpoint of a ≥ 1-stage histological improvement in fibrosis with no worsening of NASH following up to 18 months of therapy. In the REVERSE study of 919 randomized subjects with compensated cirrhosis due to NASH, 11.1% (p=NS) of subjects who were randomized to receive once-daily oral OCA 10 mg and 11.9% (p=NS) of subjects who were randomized to receive OCA 10 mg titrated to 25 mg (OCA 10-to-25 mg) after three months achieved a ≥1-stage improvement in fibrosis with no worsening of NASH after up to 18 months of treatment, compared with 9.9% of subjects who received placebo.

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

In September 2022, we announced topline results for REVERSE, a Phase 3 study evaluating the safety and efficacy of OCA in patients with compensated cirrhosis due to NASH. Safety was evaluated in 916 subjects who took at least one dose of study drug (placebo, OCA 10 mg or OCA 10-to-25 mg). Treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs) and deaths were balanced across all treatment groups in REVERSE. The most common TEAE was pruritus (31% in placebo, 41% in OCA 10 mg and 57% in OCA 10-to-25 mg) and pruritus was the most common reason for treatment discontinuation. Serious gallbladder-related events were balanced across arms (0.6% in placebo, 1.0% in OCA 10 mg, 1.0% in OCA 10-to-25 mg). Consistent with the known mechanism of action of FXR-agonists, the OCA 10-to-25 mg arm had a higher incidence of gallstones.

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

In September 2022, we had an sNDA pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from the COBALT and HEROES-US studies as well additional data, including data from other real world evidence studies, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

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

In July 2022, we had a pre-submission meeting with the FDA in which we reviewed the planned structure and the timing of the submission of our NDA and have had an ongoing dialogue as we prepare to re-submit. As we previously disclosed, the Company will need to overcome the risk-benefit assessment of the FDA from the prior review of the NDA for OCA for the treatment of liver fibrosis due to NASH. Although we believe that the insights we have gained from the re-analysis and from the larger and more robust safety database provide an improved risk-benefit, there can be no assurances that the FDA will change its view on risk-benefit and will approve such NDA on an accelerated basis, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Except as disclosed in our filings on Form 8-K, we did not sell any unregistered securities during the three months ended September 30, 2022.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the three months ended September 30, 2022.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1++

Amendment to Transitional Services Agreement, dated July 26, 2022, between Intercept Pharmaceuticals, Inc. (“ICPT Inc.”) and Advanz Pharma Services (UK) Limited (“Advanz Services”) (previously filed, and incorporated by reference from Exhibit 10.8 to Form 10-Q filed on August 3, 2022, File No. 001-35668).

10.2

Amendment to Safety Data Exchange Agreement, dated July 1, 2022, between ICPT Inc. and Mercury Pharma Group Limited (“Mercury Pharma”) (previously filed, and incorporated by reference from Exhibit 10.9 to Form 10-Q filed on August 3, 2022, File No. 001-35668).

10.3

Amendment to Share Purchase Agreement, dated July 1, 2022, between ICPT Inc. and Mercury Pharma (previously filed, and incorporated by reference from Exhibit 10.10 to Form 10-Q filed on August 3, 2022, File No. 001-35668).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine-month periods ended September 30, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine-month periods ended September 30, 2022 and 2021 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2022 and 2021 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INTERCEPT PHARMACEUTICALS, INC.

Date: November 1, 2022	By:	/s/ Jerome Durso
Jerome Durso
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2022	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)