Form 10-K
period 2022-12-31
INTERCEPT PHARMACEUTICALS, INC.
filed 2023-03-02
CIK 1270073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $335.2 million (computed by reference to the closing price of $13.81 on such date as reported by the Nasdaq Global Select Market). Common stock held by our executive officers, directors and certain stockholders as of such date has been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of January 31, 2023 was 41,670,120.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement related to its 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Intercept Pharmaceuticals, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	the success of our existing business and operations, including Ocaliva for PBC;
●	our ability to successfully commercialize Ocaliva for PBC and, if approved, OCA for NASH;
●	our ability to maintain our regulatory approval of Ocaliva for PBC;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all, including OCA for liver fibrosis due to NASH;
●	our ability to address the issues raised in the CRL received in June 2020 with respect to OCA for NASH;
●	any advisory committee recommendation or dispute resolution determination that our product candidates, including OCA for liver fibrosis due to NASH, should not be approved or approved only under certain conditions;
●	any future determination that the regulatory applications and subsequent information we submit for our product candidates, including OCA for liver fibrosis due to NASH, do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	the progress, timing, and results of our REGENERATE clinical trial, including the safety and efficacy of OCA for liver fibrosis due to NASH, and the use of a consensus panel approach to histology reads;
●	our pre-submission meeting with the FDA in July 2022 in which we reviewed with the FDA the planned content and the timing of the submission of our NDA for OCA for liver fibrosis due to NASH;
●	our resubmission of an NDA to the FDA for OCA for liver fibrosis due to NASH, and the potential timing, review, acceptance, and approval of the NDA;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, including OCA for liver fibrosis due to NASH, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a Risk Evaluation and Mitigation Strategies (“REMS”) program, and any related restrictions, limitations and/or warnings contained in the label of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC, OCA for liver fibrosis due to NASH or our other product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate, including in connection with our update to the Ocaliva prescribing information in May 2021 contraindicating Ocaliva for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension;
●	the initiation, timing, cost, conduct, progress and results of our research and development activities, preclinical studies and clinical trials, including any issues, delays or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints, or completing and timely reporting the results of our NASH or PBC clinical trials;
●	the outcomes of interactions with regulators, including the FDA, regarding our clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our clinical trial activities;
●	our ability to identify, develop and successfully commercialize our products and product candidates, including our ability to successfully launch OCA for liver fibrosis due to NASH, if approved;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH or our other product candidates among physicians, patients and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent or defend against system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions;
●	our ability to comply with data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation, including any securities, intellectual property, employment, product liability or other litigation;
●	our collaborators’ election to pursue research, development and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory and commercialization expertise;
●	our need for and ability to generate or obtain additional financing;
●	our estimates regarding future expenses, revenues and capital requirements and the accuracy thereof;
●	our use of cash, cash equivalents and short-term investments;
●	our ability to acquire, license and invest in businesses, technologies, product candidates and products;
●	our ability to manage the growth of our operations, infrastructure, personnel, systems and controls;
●	our ability to obtain and maintain adequate insurance coverage;
●	continuing threats from COVID-19, including additional waves of infections, and their impacts including quarantines and other government actions; delays relating to our regulatory applications; disruptions relating to our ongoing clinical trials or involving our contract research organizations, study sites or other clinical partners; disruptions relating to our supply chain or involving our third-party manufacturers, distributors or other distribution partners; and facility closures or other restrictions; and the impact of the foregoing on our results of operations and financial position;
●	the impact of general economic, industry, market, regulatory or political conditions;

●	how we use the funds received from the sale of our ex-U.S. business to Advanz Pharma and its affiliates (collectively, “Advanz”);
●	disagreements or legal, operational, or other business problems arising from our ongoing relationship with Advanz, including the licensing of the ex-U.S. rights to Ocaliva for PBC and, if approved, OCA for NASH, our operational separation from our former ex-U.S. commercial operations, and our agreement to supply Advanz with OCA;
●	unexpected tax, regulatory, litigation, or other liabilities;
●	whether we receive any future earn-outs or royalties under the transaction documents with Advanz; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

●	We cannot be certain whether Ocaliva will receive full approval for PBC in the United States. Furthermore, OCA may not be approved on an accelerated basis, or at all, for NASH or any other indication beyond PBC and we may not receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.
●	Breakthrough therapy designation for OCA may not lead to faster development or regulatory processes or increase the likelihood that the FDA will approve OCA for the treatment of NASH patients with liver fibrosis.
●	We may not be able to obtain or, if approved, maintain orphan drug exclusivity for our approved products or product candidates, which could cause our revenues to suffer.

Risks Related to the Commercialization of Our Products

●	Sales of Ocaliva may be adversely affected by safety and labeling changes required by regulators.
●	We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for Ocaliva for PBC, OCA for liver fibrosis due to NASH, if approved, or our other future approved products, if any, could have a material adverse impact on our ability to commercialize such products.
●	Legislative and regulatory healthcare reform may adversely affect our business.
●	Ocaliva and our other future approved products, if any, may not achieve broad market acceptance among physicians, patients and healthcare payors, and revenues generated from their sales may be limited as a result.
●	If we fail to develop OCA for additional indications such as liver fibrosis due to NASH, our commercial opportunity will be limited.

Risks Related to Clinical Trials

●	We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC and NASH, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.
●	Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for OCA and our other product candidates.
●	Failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials, including OCA, may not have favorable results in later clinical trials or receive or maintain regulatory approval.
●	Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require that our products be taken off the market or include new or additional safety warnings. Any such events may limit our existing and future product sales and materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

●	We are currently dependent on the successful commercialization of Ocaliva for PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially and adversely affected and the price of our common stock may decline.

v

●	Our continuing operations have never been profitable. We expect our continuing operations to incur losses for the foreseeable future, and we may never achieve or sustain profitability.
●	We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If adequate funds are not available to us, we may be required to delay, limit, reduce or cease our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Transaction with Advanz

●	We or Advanz may fail to perform under any of the agreements entered into in connection with the Advanz transaction, we may be subject to incremental costs related to our ongoing relationship with Advanz, and we may fail to receive certain financial benefits from the transaction. As a result, our business may be adversely affected.

Risks Related to Our Business and Strategy

●	We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.
●	We face rapid technological change and competition from other biotechnology and pharmaceutical companies. Our operating results will suffer if we fail to compete effectively.
●	Our business and operations would suffer in the event of system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks and other malicious intrusions.
●	We are subject to various data protection laws and our business and operations would suffer in the event of violations of these laws.

Risks Related to Our Intellectual Property

●	Ocaliva’s market exclusivity period will depend on the validity and enforceability of issued and pending patents covering Ocaliva.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products such as Ocaliva and product candidates such as OCA for liver fibrosis due to NASH, others may compete against us more directly, which could harm our business, possibly materially.
●	If we do not obtain protection under the Hatch-Waxman Act in the United States (or similar legislation outside of the United States) extending the terms of our patents and/or providing data or other exclusivity for our products and product candidates, our business may be materially harmed.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

Risks Related to Our Indebtedness

●	Servicing our debt will require significant amounts of cash, and we may not have sufficient cash flow from our business to effectively service our debt.
●	We may incur substantially more debt or take other actions that would affect our ability to pay the principal of and interest on our debt.

Risks Related to Ownership of Our Common Stock

●	We have previously been subject to securities class action litigation and may be subject to similar or other litigation in the future. Such matters can be expensive, time-consuming and have a material adverse effect on our business, results of operations and financial condition.
●	Our stock price has been and may in the future be volatile, which could cause holders of our common stock to incur substantial losses.

PART I

Item 1.   Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat progressive non-viral liver diseases with high unmet medical need utilizing our proprietary bile acid chemistry. Our first marketed product, Ocaliva® (obeticholic acid or “OCA”), is a farnesoid X receptor (“FXR”) agonist approved in the United States, the United Kingdom, the European Union and several other jurisdictions for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. On July 1, 2022, we completed the sale of our ex-U.S. commercial operations to Advanz Pharma and its affiliates (collectively, “Advanz”), and sublicensed the right to commercialize Ocaliva and OCA for nonalcoholic steatohepatitis (“NASH”) outside of the United States.

In addition to commercializing OCA for PBC under the Ocaliva brand name, we are also currently developing OCA for additional indications, including NASH. We are also developing product candidates in various stages of clinical and preclinical development. We believe that OCA and our other product candidates have the potential to treat orphan and other more prevalent liver diseases such as NASH for which there are currently limited therapeutic options.

Ocaliva was approved for PBC by the U.S. Food and Drug Administration (“FDA”) in May 2016 under the accelerated approval pathway. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval, and Ocaliva is now available to U.S. patients primarily through a network of specialty pharmacy distributors. Ocaliva received conditional approval for PBC from the European Commission in December 2016. Since January 2017, Ocaliva has also received regulatory approval in several markets outside the United States and Europe, including (but not limited to) Canada, Israel and Australia. Ocaliva received orphan drug designation in both the United States and the European Union for the treatment of PBC. In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva.

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

In September 2022, we had a supplemental NDA (“sNDA”) pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from the COBALT and HEROES-US studies as well as additional data, including data from other real world evidence studies, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

Our lead development product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial (the “Original Analysis”). The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA provided us with helpful guidance regarding supplemental data we could provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety assessment from our ongoing studies.

Following our end of review meeting, we had a dialogue with FDA regarding the REGENERATE study to clarify data, a new consensus read methodology for liver biopsies, and analyses required to re-submit our NDA. In connection with the resubmission of our NDA, we conducted a new interim analysis of our ongoing pivotal Phase 3 REGENERATE trial of OCA using a biopsy consensus read methodology in the same intent-to-treat (“ITT”) population as the Original Analysis (the “New Interim Analysis”).

In July 2022, we announced topline results from the New Interim Analysis. In this new interim analysis of the ITT population from REGENERATE, 22.4% of subjects randomized to once-daily oral OCA 25 mg met the primary endpoint of achieving at least one stage of fibrosis improvement with no worsening of NASH at month 18 on liver biopsy compared with 9.6% of subjects on placebo (p<0.0001). The results were consistent with the Original Analysis, which also showed that OCA 25 mg had a statistically significant effect on fibrosis improvement (p=0.0002). The New Interim Analysis used a consensus panel approach to histology reads, in line with recent FDA guidance, while the Original Analysis used individual central readers. A numerically greater proportion of individuals in the OCA 25 mg treatment group compared to placebo achieved the endpoint of resolution of NASH with no worsening of liver fibrosis but, consistent with the Original Analysis, the results for the endpoint of resolution of NASH were not statistically significant. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation. As part of the safety review of the New Interim Analysis, independent groups of experts reviewed certain categories of safety events to provide a blinded adjudication as specifically requested by the FDA. These included events pertaining to hepatic (excluding clinical outcomes), cardiovascular and renal safety. Topline analysis through four years of treatment showed a numerically higher number of adjudicated hepatic safety events for OCA 25 mg, the majority of which were mild in severity. For adjudicated core major adverse cardiovascular events and adjudicated acute kidney injury events, frequency of events was low and balanced across treatment groups. Consistent with its mechanism of action as an FXR agonist, OCA treatment was associated with an increase in LDL at Month 1 which returned to near baseline values by Month 12. Based on the results of the New Interim Analysis, in December 2022 we re-submitted our NDA for OCA in pre-cirrhotic liver fibrosis due to NASH, which, like our original NDA submission, is for the treatment of patients with pre-cirrhotic liver fibrosis.

In July 2022, we had a pre-submission meeting with the FDA in which we reviewed the planned structure and the timing of the submission of our NDA and had an ongoing dialogue as we prepared to re-submit. The Company will need to overcome the risk-benefit assessment of the FDA from the prior review of the NDA for OCA for the treatment of liver fibrosis due to NASH. Although we believe that the insights we have gained from the re-analysis and from the larger and more robust safety database provide an improved risk-benefit, there can be no assurances that the FDA will change its view on risk-benefit and will approve such NDA on an accelerated basis, or at all.

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

In December 2022, we re-submitted an NDA to the FDA for OCA for the treatment of patients with pre-cirrhotic liver fibrosis due to NASH. The resubmission is supported by a robust body of evidence from the OCA NASH clinical development program, including two positive interim 18-month analyses from the pivotal Phase 3 REGENERATE study in patients with pre-cirrhotic liver fibrosis due to NASH. In both REGENERATE analyses, treatment with OCA 25 mg demonstrated a statistically significant improvement in liver fibrosis by at least one stage without worsening of NASH—an improvement that was more pronounced in individuals with more advanced disease at baseline. Other measures of liver disease, including blood levels of liver enzymes and noninvasive measures of liver stiffness, demonstrated dose-dependent improvements after 18 and 48 months of therapy. Further, a detailed analysis of the largest safety database in NASH demonstrated a monitorable and manageable safety and tolerability profile that supports the potential chronic administration of OCA.

In January 2023, we announced that the FDA accepted our NDA for OCA seeking accelerated approval for the treatment of patients with pre-cirrhotic liver fibrosis due to NASH. The FDA indicated that it considers this a complete, Class 2 resubmission and has assigned a Prescription Drug User Fee Act (PDUFA) target action date of June 22, 2023, for the NDA. The timeline for the review of the NDA by the FDA remains subject to change.

We are evaluating the efficacy, safety and tolerability of OCA in combination with bezafibrate in patients with PBC in a Phase 2 study outside of the United States that has completed enrollment. In the United States, we have an ongoing Phase 1 study to better characterize the exposure response of the fixed-dose combination, which has completed enrollment, and we have an open Investigational New Drug (“IND”) application with the FDA. We are also conducting a second Phase 2 study evaluating a fixed-dose combination of OCA and bezafibrate for the treatment of patients with PBC who have not achieved an adequate biochemical response to UDCA. Our longer-term goal is developing and seeking regulatory approval for a fixed dose combination regimen in PBC and potentially in other diseases.

In addition, we have other compounds in early stages of research and development in our pipeline, including our INT-787 compound, an FXR agonist. We are currently evaluating INT-787 in a Phase 2a clinical trial. We submitted an IND for INT-787 in the first half of 2022, which is now active.

History and Development of the Company

For a full discussion of the general development of the Company’s business, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference.

Key developments that have occurred since January 1, 2022 include the following:

In February 2022, the Company filed a terminal disclaimer in the United States Patent and Trademark Office concerning its RE 48,286 patent (“the '286 patent”), which is listed in the FDA Orange Book for OCALIVA. As a result of the filing, the expiration date of the '286 patent changed from November 16, 2027 to February 21, 2027.

In May 2022, the Company entered into a series of agreements to sell its ex-U.S. commercial operations, and sublicense the right to commercialize Ocaliva for PBC and OCA for NASH outside of the United States, to Advanz.

In May 2022, the Company’s stockholders approved the Company’s Amended and Restated Equity Incentive Plan.

In June 2022, the Company announced results from two studies designed to evaluate clinical outcomes in patients with PBC on Ocaliva: COBALT, a Phase 3b/4 confirmatory clinical outcomes study, and HEROES-US, one of two HEROES real-world studies. Findings from these studies are intended to be part of a broader evidence package that the Company anticipates submitting to the FDA in 2023.

In July 2022, the Company closed its previously announced transaction with Advanz.

In July 2022, the Company announced topline results from a new interim analysis of its ongoing pivotal Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH.

In August 2022, we entered into a settlement agreement with Dr. Reddy’s (as defined below) resolving the patent litigation over Dr. Reddy’s Abbreviated New Drug Application (“ANDA”) seeking approval to market a generic version of Ocaliva prior to expiration of our patents.

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

In December 2022, we re-submitted our NDA for OCA in pre-cirrhotic liver fibrosis due to NASH.

In January 2023, we announced that the FDA accepted our NDA for OCA seeking accelerated approval for the treatment of patients with pre-cirrhotic liver fibrosis due to NASH.

In January and February 2023, we entered into settlement agreements with five additional generic manufacturers resolving our patent litigations with them over their ANDAs seeking approval to market generic versions of Ocaliva prior to expiration of our patents.

Our Strategy

Our objective is to develop and commercialize novel therapeutics for the treatment of progressive non-viral liver diseases with high unmet medical need. The key elements of our strategy are to:

●	Further strengthen our foundational PBC business. We intend to further strengthen our foundational PBC business through expanding the market for Ocaliva for eligible patients by increasing Ocaliva’s market penetration. In addition, we continue to work to execute our post-marketing regulatory commitments and generate new data with respect to Ocaliva.

●	Execute our clinical and regulatory goals and timelines. We remain focused on progressing our development program in pre-cirrhotic liver fibrosis due to NASH, including continuing our Phase 3 REGENERATE study through clinical outcomes, and pursuing regulatory approval. We also plan to advance our studies evaluating bezafibrate in combination with OCA for PBC.

●	Expand our portfolio and pipeline. We intend to identify additional opportunities to acquire, partner on, or in-license new products and to develop OCA and our other product candidates, alone or in combination, in non-viral liver diseases. In addition, we intend to continue to advance the development of our INT-787 compound, which is an FXR agonist. We are currently evaluating INT-787 in a Phase 2a clinical trial.

●	Improve our operational and financial foundation. We intend to maintain a strong and experienced leadership team to help to continue to drive Intercept’s growth and development while prudently managing our expenses and cash position.

●	Expand and protect our intellectual property. We intend to continue to expand and aggressively prosecute our intellectual property in the area of bile acid chemistry and therapeutics with the objective of maintaining a valuable intellectual property portfolio and to vigorously defend and enforce our intellectual property rights protecting Ocaliva.

Licenses and Collaborations

Sale of our ex-U.S. commercial operations to Advanz Pharma

On July 1, 2022, we completed the sale of our ex-U.S. commercial operations to Advanz, and sublicensed the right to commercialize Ocaliva for PBC and OCA for NASH outside of the United States. The transaction included a total upfront consideration of $405 million, subject to customary working capital and other adjustments, plus a $45 million earnout, payable upon Advanz’s receipt of extensions of orphan drug exclusivity in Europe. We will also receive royalties on any future net sales of OCA in NASH outside of the U.S., should Advanz obtain marketing authorization for this indication in ex-U.S. regions. The majority of employees outside of the U.S. were transferred to Advanz, while remaining international employees continue to manage our global supply chain, support our quality organization, and support global clinical trials.

We entered into a Sublicense Agreement with Advanz (the “Sublicense Agreement”) under which we agreed to continue to conduct certain post-marketing work and other activities with respect to Ocaliva for PBC, including continuing to conduct certain PBC studies (the “PBC Post-Marketing Work”). Under the terms of the Sublicense Agreement, the Company will be reimbursed by Advanz for a portion of the total R&D costs related to the PBC Post-Marketing Work.

We also entered into a Supply and Manufacture Agreement with Advanz (the “SMA”) under which we have an obligation to supply Advanz with OCA in bulk tablet form and continue to be responsible for the manufacturing and supply of OCA globally while Advanz is responsible for packaging, distribution and commercialization of the therapy in all markets outside of the United States.

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

By virtue of our patent portfolio and the proprietary know-how of our employees and collaboration partners, we believe that we hold a leading position in the fields of bile acid chemistry and therapeutics. Our research and development efforts have resulted in a pipeline of bile acid analogs in addition to OCA and through our on-going work with our collaboration partners such as Professor Roberto Pellicciari, Ph.D., one of our co-founders, and TES Pharma S.r.l., we are continuing our research to rationally design compounds that bind selectively and potently to FXR and other bile acid or GPCR receptors.

Our First Approved Product

Ocaliva

Ocaliva was approved for PBC by the FDA in May 2016 under the accelerated approval pathway. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval, and Ocaliva is now available to U.S. patients primarily through a network of specialty pharmacy distributors. Ocaliva received conditional approval for PBC from the European Commission in December 2016. Since January 2017, Ocaliva has also received regulatory approval in several markets outside the United States and Europe, including (but not limited to) Canada, Israel and Australia. Ocaliva received orphan drug designation in both the United States and the European Union for the treatment of PBC.

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

Based on our analysis of 2016 industry data, which we believe remains a useful estimate, there were approximately 290,000 people with PBC in the United States, certain European countries, Canada, Australia and New Zealand. An estimated 90% of PBC patients are women, with approximately one in 1,000 women over the age of 40 afflicted by the disease. The mean age of diagnosis is about 40 years old and the typical initial presentation occurs between the ages of 30 and 65 years old. A majority of PBC patients are asymptomatic at the time of initial diagnosis, but most develop symptoms over time. Fatigue and pruritus are the most common symptoms in PBC patients. Less common symptoms include dry eyes and mouth, as well as jaundice, which can be seen in more advanced disease. Based on the guidelines of the American Association for the Study of Liver Disease and the European Association for the Study of the Liver, the clinical diagnosis of PBC is established based on the presence of (i) a positive antimitochondrial antibody (“AMA”), a marker of this autoimmune disease seen in up to 95% of PBC patients and (ii) elevated serum levels of ALP. In the earlier stages of PBC, ALP is often the only abnormally elevated liver enzyme, rising to between two to ten times higher than normal values. Bilirubin is a marker of liver function and is also monitored in PBC to provide an indication of how well the liver is functioning. Liver biopsy can be used to confirm the diagnosis of PBC, but is not required and is becoming less-frequently performed.

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

Ongoing Confirmatory Clinical Outcomes Trial and Other Post Marketing Requirements

In connection with Ocaliva’s accelerated approval in the United States and conditional approval in the European Union, in December 2014, following discussions with the FDA, we initiated our Phase 4 confirmatory outcomes trial of Ocaliva for PBC, known as the COBALT trial, and other clinical trials to satisfy post-marketing regulatory requirements. The COBALT trial was designed to evaluate subjects across the spectrum of PBC disease, including early and advanced PBC. We also agreed to evaluate the safety and efficacy of Ocaliva in patients with moderate to severe hepatic impairment in a study known as the 401 trial and as monotherapy in patients with PBC. In addition, we agreed to develop and characterize a lower dose formulation of Ocaliva to allow for once daily dosing in patients with moderate or advanced hepatic impairment. Continued approval of Ocaliva for PBC is contingent upon the verification and description of clinical benefit in the COBALT trial and our satisfaction of our other post-marketing regulatory requirements. Any delay or failure by us to satisfy such requirements may jeopardize the continued approval of Ocaliva for PBC in the United States or other jurisdictions.

The goal of the COBALT trial was to confirm that reduction of ALP based upon Ocaliva treatment is associated with a longer-term benefit on liver-related clinical outcomes. COBALT was designed to assess the effect of a once-daily dose of 5 mg or 10 mg of Ocaliva in approximately 430 PBC patients with an inadequate therapeutic response to UDCA or who were unable to tolerate UDCA. Under COBALT’s previous study design, eligible patients with PBC continued their UDCA treatment, except for those patients unable to tolerate UDCA, and were randomized into one of two treatment arms of approximately 215 patients each, receiving either (i) a placebo or (ii) Ocaliva starting at 5 mg and increasing over the course of the trial to 10 mg of Ocaliva based on tolerability. Dosing frequency was determined by disease stage. The primary endpoint of the trial was based on clinical outcomes as measured by time to first occurrence of any of the following adjudicated events: death (all-cause), liver transplant, Model of End Stage Liver Disease (“MELD”) score greater than 15, uncontrolled ascites or hospitalization due to variceal bleeding, hepatic encephalopathy or spontaneous bacterial peritonitis. The study was designed to evaluate subjects across the spectrum of PBC disease, including early and advanced PBC. As part of the closure of COBALT, we discussed endpoint changes with the FDA.

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

Changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis (e.g., Child-Pugh Class B or C), a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension influenced modifications to our COBALT study design, and, as a result of the changes to the U.S. prescribing information, we also removed from the trial subjects in the United States who are now excluded from the scope of the label. We also agreed with the FDA and the European Medicines Agency (“EMA”) to terminate our 401 trial, in light of the exclusion of patients with PBC with decompensated cirrhosis from the Ocaliva label in the U.S. In addition, a data monitoring committee (“DMC”) reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. No acute safety concerns were noted by the DMC. Given the feasibility concerns noted by the DMC as well as the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we discussed with the FDA and the EMA proposed modifications to the COBALT trial, and we notified the FDA and the EMA of the DMC’s recommendation. Based on discussions with both the FDA and the EMA, we closed our COBALT and 401 trials and compiled data available from these studies.

In June 2022, we announced topline results from our COBALT trial. The primary endpoint, as agreed with the FDA, was time to first occurrence of any of the following clinical endpoints: all-cause death, liver transplant, hospitalization for other serious liver-related events, signs of progression to hepatic decompensation, or signs of development of portal hypertension. The study did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint: 71 subjects in the Ocaliva arm progressed to clinical events compared to 80 in the placebo arm (p=0.30; HR 0.84). The safety and tolerability of Ocaliva were consistent with its known profile and adverse events were in line with expectations for patients with advanced PBC based on the natural history of the disease. In June 2022, we also announced topline results for our HEROES-US study, a retrospective real-world study that evaluated data from a U.S. claims database, to compare clinical outcomes in a pre-defined group of patients with PBC who were treated with Ocaliva and a comparable group of PBC patients who were eligible, but who were not treated with Ocaliva. The results from the HEROES-US study showed a statistically significant and clinically meaningful reduction in all-cause death, liver transplant, or hospitalization for hepatic decompensation among Ocaliva-treated patients compared to the control group. In the Ocaliva arm (n=429), 8 events were observed compared to 226 in the control group (n=4,585) with a weighted hazard ratio of 0.38 (p= 0.027). HEROES-US is one of two HEROES studies we are conducting that utilizes real-world data to assess the impact of Ocaliva on clinical outcomes in PBC patients. In September 2022, we had a supplemental NDA (“sNDA”) pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from the COBALT and HEROES-US studies as well as additional data, including data from other real world evidence studies, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC.

Other Regulatory Information

In October 2016, the Committee for Medicinal Products for Human Use (the “CHMP”) of the EMA adopted a positive opinion recommending the granting of a conditional marketing authorization of Ocaliva in PBC. Based on the CHMP’s positive recommendation, the European Commission granted a conditional marketing authorization of Ocaliva in PBC in December 2016. PBC is extremely rare in the pediatric population. Therefore, in accordance with applicable regulations, the PBC marketing authorization required demonstration of compliance with all measures included in an EMA-approved Pediatric Investigation Plan for OCA for the treatment of biliary atresia, a pediatric cholestatic disease.

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

OCA for liver fibrosis due to NASH

Our lead product candidate is OCA for the potential treatment of liver fibrosis due to NASH. In February 2019, we announced topline results from the Original Analysis of our REGENERATE trial. The REGENERATE trial, which studies subjects with pre-cirrhotic liver fibrosis due to NASH, is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. In the primary efficacy analysis, once-daily OCA 25 mg met the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at the planned 18-month interim analysis. Adverse events were generally mild to moderate in severity and the most common were consistent with the known profile of OCA. OCA has received breakthrough therapy designation from the FDA for the treatment of NASH patients with liver fibrosis. In September 2019, we submitted an NDA seeking accelerated approval of OCA for liver fibrosis due to NASH in the United States and, in December 2019, we submitted a MAA seeking conditional approval of OCA for liver fibrosis due to NASH in Europe. The FDA subsequently accepted our NDA for filing and granted a priority review designation for OCA for liver fibrosis due to NASH. In January 2020, the EMA validated our MAA and thereby confirmed that our MAA was sufficiently complete to begin the formal review process. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. At that time, the FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. In October 2020, we had our end of review meeting with the FDA to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA provided us with helpful guidance regarding supplemental data we could provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety update from our ongoing studies.

Following our end of review meeting, we had a dialogue with FDA regarding the REGENERATE study to clarify data, a new consensus read methodology for liver biopsies, and analyses required to re-submit our NDA. In connection with the resubmission of our NDA, we conducted the “New Interim Analysis”. Based on the results of the New Interim Analysis, in December 2022 we re-submitted our NDA for OCA in pre-cirrhotic liver fibrosis due to NASH.

In addition, we have conducted a number of other trials and studies in connection with our NASH development program, and announced topline data from our Phase 3 trial in NASH patients with compensated cirrhosis, known as the REVERSE trial.

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

There are currently no medications approved for the treatment of NASH in the United States or Europe. However, various therapeutics are used “off-label” (see the “Competition” section below). Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care, but have not conclusively been shown to prevent disease progression. Although some off-label treatments have been studied as possible treatments for NASH, none has been approved by the FDA or the EMA as a treatment for this disease. Currently, treatment options for NASH patients with advanced cirrhosis are limited. Although liver transplant can be life-saving, many patients fail to receive a donor organ in time, and for those who do, there are very significant clinical risks, such as infection and organ rejection, as well as significant costs. In addition, the post-transplant recurrence rate of NASH has been shown to be as high as 25% at 18 months. Given the lack of available treatment options, we believe that there is a significant unmet need for novel therapies for NASH, particularly in those patients with advanced fibrosis and cirrhosis and those with a high risk of disease progression due to other co-morbidities such as type 2 diabetes.

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

In July 2022, we announced topline results from the New Interim Analysis. In this new interim analysis of the ITT population from REGENERATE, 22.4% of subjects randomized to once-daily oral OCA 25 mg met the primary endpoint of achieving at least one stage of fibrosis improvement with no worsening of NASH at month 18 on liver biopsy compared with 9.6% of subjects on placebo (p<0.0001). The results were consistent with the Original Analysis, which also showed that OCA 25 mg had a statistically significant effect on fibrosis improvement (p=0.0002). The New Interim Analysis used a consensus panel approach to histology reads, in line with recent FDA guidance, while the Original Analysis used individual central readers. A numerically greater proportion of individuals in the OCA 25 mg treatment group compared to placebo achieved the endpoint of resolution of NASH with no worsening of liver fibrosis but, consistent with the Original Analysis, the results for the endpoint of resolution of NASH were not statistically significant. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation. As part of the safety review of the New Interim Analysis, independent groups of experts reviewed certain categories of safety events to provide a blinded adjudication as specifically requested by the FDA. These included events pertaining to hepatic (excluding clinical outcomes), cardiovascular and renal safety. Topline analysis through four years of treatment showed a numerically higher number of adjudicated hepatic safety events for OCA 25 mg, the majority of which were mild in severity. For adjudicated core major adverse cardiovascular events and adjudicated acute kidney injury events, frequency of events was low and balanced across treatment groups. Consistent with its mechanism of action as an FXR agonist, OCA treatment was associated with an increase in LDL at Month 1 which returned to near baseline values by Month 12.

Set forth below is a summary of the New Interim Analysis from the REGENERATE trial.

	Placebo n = 311	OCA 10 mg n = 312	OCA 25 mg n= 308
At least one stage of fibrosis improvement with no worsening of NASH*	9.6%	14.1% p = NS	22.4% p < 0.0001
Resolution of NASH‡ with no worsening of liver fibrosis	3.5%	6.1% p = NS	6.5% p = NS
* Defined as no worsening of hepatocellular ballooning, no worsening of lobular inflammation and no worsening of steatosis

‡ Defined as the overall histopathologic interpretation of (i) no fatty liver disease or (ii) fatty liver disease (simple or isolated steatosis) without steatohepatitis AND a nonalcoholic fatty liver disease (NAFLD) activity score of 0 for ballooning and 0-1 for inflammation

In July 2022, we had a pre-submission meeting with the FDA in which we reviewed the planned structure and the timing of the submission of our NDA and had an ongoing dialogue as we prepared to re-submit. The Company will need to overcome the risk-benefit assessment of the FDA from the prior review of the NDA for OCA for the treatment of liver fibrosis due to NASH. Although we believe that the insights we have gained from the re-analysis and from the larger and more robust safety database provide an improved risk-benefit, there can be no assurances that the FDA will change its view on risk-benefit and will approve such NDA on an accelerated basis, or at all.

Phase 3 REVERSE Trial

We conducted a Phase 3 clinical trial in NASH patients with compensated cirrhosis, known as the REVERSE trial. REVERSE is a randomized, double-blind, placebo-controlled, multicenter trial evaluating the safety and efficacy of OCA in NASH patients with compensated cirrhosis. In January 2020, we announced that we completed enrollment of the REVERSE trial with over 900 patients with a biopsy-confirmed diagnosis of cirrhosis due to NASH randomized.

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

We will continue to work with REVERSE investigators to analyze the data from both the double-blind portion of the study as well as the open-label extension phase of REVERSE.

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

In July 2017, we announced that CONTROL met its primary objective by showing that newly initiated treatment with atorvastatin rapidly reversed OCA-associated increases in LDL cholesterol to below baseline levels. Most of the effect was observed four weeks after initiation of the lowest available dose of atorvastatin and was sustained throughout the study period. OCA treatment in the absence of statin therapy over the first four weeks resulted in an increase in LDL cholesterol across all OCA treatment groups, while the placebo group was relatively unchanged. Treatment with atorvastatin beginning at week four and continuing through week 16 reversed OCA-related increases in LDL cholesterol to below baseline levels in all OCA treatment groups. Dose-dependent pruritus was the most common adverse event in patients treated with OCA, occurring in 5% of patients on placebo, 5% of patients in the OCA 5 mg group, 10% of patients in the OCA 10 mg group and 55% of patients in the OCA 25 mg group. All adverse events were mild to moderate, and two patients discontinued treatment in the OCA 25 mg group due to pruritus. Over 95% of the patients completing the double-blind phase of CONTROL enrolled in the LTSE phase of the trial. During the LTSE phase of CONTROL, there was one patient death, which the principal investigator determined was unlikely related to OCA.

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

The Sumitomo Dainippon trial did not meet statistical significance for the primary endpoint. The ITT results showed a dose dependent increase in the percentage of OCA-treated patients compared to placebo who achieved the primary endpoint (p = 0.053).

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

Bezafibrate, a PPAR agonist that has been studied in PBC, is not approved in the U.S. for any indication. We are evaluating the efficacy, safety and tolerability of OCA in combination with bezafibrate in patients with PBC in a Phase 2 study outside of the United States that has completed enrollment. In the United States, we have an ongoing Phase 1 study to better characterize the exposure response of the fixed-dose combination, which has completed enrollment, and we have an open IND application with the FDA. We are also conducting a second Phase 2 study evaluating a fixed-dose combination of OCA and bezafibrate for the treatment of patients with PBC who have not achieved an adequate biochemical response to UDCA. Our longer-term goal is developing and seeking regulatory approval for a fixed dose combination regimen in PBC and potentially in other diseases.

Other Product Candidates

The discovery and development of safe and effective new product candidates and the development of additional uses for our existing product candidates and approved products, are important for the continued strength of our business. We, together with our collaborators, have discovered several bile acid chemistry-based compounds that are in the early stages of research and development. Among these compounds is INT-787, which is an FXR agonist that we are currently evaluating in a Phase 2a clinical trial. We submitted an IND for INT-787 in the first half of 2022, which is now active. INT-787 has distinct pharmacological properties that differ from those of OCA and has shown potential anti-fibrotic and anti-inflammatory effects in animal models. We believe that bile acid analogs may have utility in a broad range of diseases beyond non-viral liver disease and we have in the past, and may in the future, explore the potential application of our development compounds outside of our core areas of focus. In a Phase 1, double-blind, placebo-controlled, single-ascending dose (SAD) and multiple-ascending dose (MAD) study, subjects were randomized to receive INT-787 or placebo (6:2 allocation) in each dose cohort. The study randomized and dosed 130 subjects. Safety and tolerability were assessed based on adverse events, laboratory assessments, electrocardiograms (ECGs), vital signs, and physical examinations. Results showed INT-787 was generally well tolerated in healthy subjects. No serious adverse events were reported. The majority of treatment-emergent adverse events were mild, and no treatment-limiting adverse events were identified. Mild pruritus was reported in 3 of 130 subjects. INT-787 showed rapid absorption with peak plasma concentration at 2 hours post-dose, and exposure increased in a dose-dependent manner. The half-life of total INT-787 ranged from 20 to 43 hours in cohorts with robust exposure. Renal excretion of conjugated INT-787 was observed in urine PK. The apparent steady state for total INT-787 concentration was reached by day 7 in the MAD study. As of February 2023, we had completed recruitment of our Phase 1 study.

In November 2022, we announced plans to focus development of INT-787 in severe alcohol-associated hepatitis (sAH). Alcohol-related liver disease is currently the leading indication for liver transplant listing in the U.S., with a marked increase in patients with sAH needing liver transplantation. Currently, there are no medicines with an approved indication to treat sAH. Initial data from the Phase 1 trial of INT-787 in healthy subjects supported a favorable safety and tolerability profile for INT-787 in healthy male and female adults. The Company has also initiated the FRESH (FXR Effect on Severe Alcohol-Associated Hepatitis) study, a Phase 2a trial evaluating the safety, tolerability, efficacy and pharmacokinetics of INT-787 in subjects with sAH. The Phase 2a FRESH study is a randomized, double-blind, dose-escalation study that is expected to enroll approximately 50 patients with sAH across multiple clinical sites in the U.S., UK and France. The study aims to demonstrate and provide rationale for the selection of optimal dose(s) of INT-787 in the target patient population. INT-787 will be evaluated for safety and tolerability prior to dose escalation. Overall early efficacy, based on the Lille score at Day 7 compared to placebo, will be assessed for each dose cohort, as well as change in MELD score and mortality.

The process from discovery to development to regulatory approval of a product candidate can take more than ten years. Product candidates can fail at any stage of the process, and product candidates may not receive regulatory approval even after many years of research and development and significant investment. In addition, we may decide to terminate or deprioritize the development of our product candidates due to a number of factors, including our views of the relevant regulatory development pathway, competitive landscape, commercial viability of the product candidate, or superior alternative uses of capital. For example, we have studied OCA for primary sclerosing cholangitis (“PSC”), a rare, serious, chronic cholestatic liver disease characterized by a progressive, autoimmune-based destruction of bile ducts with eventual onset of cirrhosis. While we believe that the results of our Phase 2 AESOP trial announced in 2017 established a proof of concept of OCA in a second cholestatic liver disease, we have deprioritized development of OCA in PSC based, in part, on the lack of clarity on the regulatory pathway for this rare but serious disease. In addition, we are no longer actively developing INT-767, an orally administered dual FXR and TGR5 agonist derived from the primary human bile acid chenodeoxycholic acid.

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

Ocaliva for PBC

Ocaliva is indicated for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. UDCA is a first-line therapy approved for the treatment of PBC that is available generically at a significantly lower cost than Ocaliva. Additional product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of PBC include Genfit SA’s dual PPAR alpha/delta agonist (elafibranor) (which has been licensed to Ipsen Pharma for worldwide commercialization, excluding China, Hong Kong, Taiwan, and Macau), CymaBay’s PPAR delta agonist (seladelpar), Calliditas Therapeutics’ NOX 1/4 inhibitor (setanaxib), Zydus’ dual PPAR α/γ agonist (saroglitizar), Genkyotex’s NOX1/NOX4 inhibitor (setanaxib), Mirum Pharmaceuticals’ IBAT inhibitor (volixibat), and Cour Pharmaceuticals’ and Ironwood Pharmaceuticals’ PDC-E2 candidate (CNP104). Additionally, several companies have product candidates aimed at the cholestatic-induced pruritus associated with PBC, including apical sodium dependent bile acid transport inhibitors being developed by GlaxoSmithKline plc (GSK2330672).

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

OCA for Liver Fibrosis Due to NASH

There are currently no medications approved for the treatment of NASH. However, various therapeutics are used off-label for the treatment of NASH, primarily to manage common comorbidities associated with NASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), and hemorrheologic agents (e.g., pentoxifylline). Although none of these treatments have been clearly shown in clinical trials to alter the course of the disease, in a previous study conducted by the NASH Clinical Research Network, improvements in certain histological measures of NASH were reported with vitamin E and pioglitazone. There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of NASH, including Madrigal Pharmaceuticals, Inc.’s (“Madrigal’s”) THR beta agonist (resmetirom), Novo Nordisk’s GLP-1 agonist (semaglutide), Akero Therapeutics’ FGF21 agonist (efruxifermin), Inventiva’s pan-PPAR agonist (lanifibranor), AstraZeneca’s GLP-1/GCGR agonist (cotadutide), 89bio’s pegozafermin, Viking Therapeutics’ THR beta agonist (VK29098), and Axcella Health’s EMM composition of amino acids and derivatives (AXA1125), as well as FXR agonists from Novartis AG (tropifexor, nidufexor), Metacrine (MET409, MET642), Terns Pharmaceuticals (TERN-101), and Enanta Pharmaceuticals, Inc. (EDP-305), and Gilead Sciences, Inc. and Novo Nordisk’s combination FXR agonist/ACC inhibitor (cilofexor/firsocostat). NASH is a multifactorial disease and consequently we believe that several treatment options may be necessary to manage the disease effectively.

On December 19, 2022, Madrigal announced the topline results of its Phase 3 clinical trial of resmetirom for treatment of NASH, meeting its dual primary endpoints of NASH resolution with ≥ 2-point reduction in NAS and no worsening of fibrosis, and ≥ 1-stage improvement in fibrosis with no worsening of NAS, and its key secondary endpoint of LDL-C lowering. According to Madrigal, resmetirom was safe and well-tolerated at both doses tested, and the frequency of serious adverse events was similar across treatment arms. Madrigal announced that in the first half of 2023 it intends to file a new drug application seeking Subpart H accelerated approval of resmetirom. The success of Madrigal or another competitor in treating NASH could adversely affect the market for OCA, even if OCA is approved.

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

Intellectual Property

Protecting our intellectual property, such as our patents, is a key part of our strategy. We are the owner of record of numerous issued U.S. patents and non-U.S. patents (some of which are sublicensed to Advanz, for which we remain responsible for patent filing, prosecution and maintenance, pursuant to the terms of our Sublicense Agreement with Advanz) with claims directed to pharmaceutical compounds, pharmaceutical compositions, methods of making these compounds and methods of using these compounds in various indications. In addition, we are the owner of record of numerous pending U.S. and non-U.S. patent applications, and regularly pursue additional patent applications in various jurisdictions. We also have numerous trademark and service mark registrations and pending trademark and service mark applications in the United States and abroad.

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

The table set forth below summarizes the U.S. patents covering OCA that are listed in the FDA’s Orange Book List of Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The issued patents covering OCA are expected to expire in 2027 at the earliest and 2036 at the latest if the appropriate maintenance, renewal, annuity, or other government fees are paid. We expect that the patents in the OCA portfolio that are listed in the Orange Book would expire as set forth below, assuming the appropriate maintenance, renewal, annuity or other governmental fees are paid.

		U.S. Patent
Patent No.	Brief Summary of Patent	Expiration
RE 48,286	Claims OCA compound	2027
9,238,673	Claims OCA active pharmaceutical ingredient (“API”)	2033
10,047,117	Claims methods of treating FXR mediated diseases with OCA API	2033
10,052,337	Claims OCA finished drug product	2036
10,174,073	Claims OCA API produced by a specified process	2033
10,751,349	Claims OCA finished drug product	2036
10,758,549	Claims methods of treating PBC with OCA	2036

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

We have received paragraph IV certification notice letters from seven generic drug manufacturers indicating that each such manufacturer submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva for PBC prior to the expiration of certain patents listed for Ocaliva in the Orange Book.

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

Each paragraph IV certification notice alleged that the challenged Orange Book patents were invalid, unenforceable, and/or would not be infringed by the commercial manufacture, use, or sale of the generic products described in the generic manufacturer’s respective ANDA. In each case, within 45 days of receipt of the paragraph IV certification notice, we initiated a patent infringement suit against the generic manufacturer in the United States District Court for the District of Delaware.

We entered into settlement agreements with Apotex, Lupin, Amneal, Optimus, MSN and Dr. Reddy’s. Those settlements fully resolved the patent infringement case in the United States District Court for the District of Delaware that was scheduled for trial on February 27, 2023, and the case was terminated by the Court. Separate patent litigation against Zenara remains pending in the District of Delaware, with trial scheduled for July 22, 2024. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the FDA cannot grant final approval of the Zenara ANDA before the earlier of February 8, 2025, or a court decision in its favor. Under the terms of the six settlement agreements, we granted each of the manufacturers a non-exclusive, non-sublicensable, non-transferable, royalty-free license to commercialize a generic version of Ocaliva in the United States commencing on a specified date, or earlier under certain circumstances. The earliest such specified date agreed to is September 1, 2031 (for Apotex).

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

We source the manufacture and commercial supply of API from such manufacturers, for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH. We believe that we have secured supplies of API sufficient to meet our

PBC commercial supply requirements as well as our NASH commercial supply requirements during the initial stages of our NASH launch if OCA is approved for the treatment of liver fibrosis due to NASH, and we have the ability to leverage potential supply from multiple qualified suppliers of API for the manufacture of Ocaliva and, if approved, OCA for liver fibrosis due to NASH. If OCA is approved for liver fibrosis due to NASH, we may be obligated to purchase a portion of our API requirements from one such supplier.

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

Sales and Marketing

Ocaliva is our first approved product and the commercial launch of Ocaliva for PBC was our first product launch. We are commercializing Ocaliva for PBC using a combination of our internal commercial organization and third-party distributors. We are developing our commercialization strategy for OCA for liver fibrosis due to NASH, if approved, and have not yet decided on our commercialization strategy for OCA for other indications or for our other product candidates, in each case, if approved. We intend to continue to evaluate how best to commercialize our product candidates, if approved, and may choose to collaborate with third parties that have sales and marketing capabilities and established distribution systems, either to augment our own capabilities or in lieu thereof.

Customers

We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC. Since January 2017, Ocaliva has also received regulatory approval in several markets outside the United States and Europe, including (but not limited to) Canada, Israel and Australia. We recognized net product sales of Ocaliva of $285.7 million, $260.8 million and $234.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. We sell Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as our customers. For a discussion of our customer concentration, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and analogous authorities in other countries extensively regulate, among other things, the research, development, testing, manufacture, recordkeeping, approval, labeling, packaging, promotion, storage, advertising, distribution, marketing, sampling, post-approval monitoring and reporting and export and import of products such as Ocaliva and those we are developing. Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States and, if applicable, by the European Commission following a favorable assessment provided by the EMA through the MAA process for a product falling within the scope of the Centralized procedure or a national MAA process (albeit through the process of Mutual Recognition or Decentralized procedure) before they may be legally marketed in the European Union. Our product candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals, and compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended (the “FDCA”) and implementing regulations. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
●	submission to the FDA of an IND, which must take effect before human clinical testing may begin;
●	approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”) to establish the safety and efficacy of the new drug product for each indication for which FDA approval is sought;
●	preparation and submission to the FDA of an NDA;
●	review of the new drug product by an FDA advisory committee, where appropriate or if applicable, although the FDA is not bound by the recommendation of an advisory committee;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the new drug product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the new drug product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCP and the integrity of the clinical data;
●	payment of user fees and procurement of FDA approval of the NDA; and
●	compliance with any post-approval requirements, including, as applicable, Risk Evaluation and Mitigation Strategies (“REMS”) and post-approval studies required by the FDA.

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

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. Currently, the application fee is approximately $3.2 million for NDAs with clinical data and approximately $1.6 million for NDAs without clinical data. The sponsor under an approved NDA is also subject to annual program user fees, currently approximately $394,000. Program fees are assessed for each approved prescription drug product identified in an approved application, up to five program fees per application. These fees are typically modified annually. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing.

Once the NDA is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or, as discussed more fully below, priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe, effective, and can be properly manufactured for its intended use or uses. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions, although the FDA is not bound by the recommendation of an advisory committee. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested to ensure compliance with cGMPs. An approval letter from the FDA authorizes commercial marketing of the product and specifies the prescribing information for the approved indication(s).

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

Patent Term Extension and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits an extension of a patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, the extension of patent term cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one-half the time between the effective date of an IND (or, if later, the grant date of the patent), and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

In addition, under the Pediatric Research Equity Act (the “PREA”), an NDA or supplement to an NDA for certain drugs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver. The FDA has recently issued guidance limiting a sponsor’s ability to waive the PREA study requirements.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for an indication of an orphan-designated condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any applications from any other party to market the same drug for the same indication for seven years, except in very limited circumstances such as where there is a demonstration of clinical superiority. Orphan drug exclusivity, however, could also work to block the approval of one of our product candidates for seven years if a competitor develops the same drug as one of our product candidates and obtains approval and orphan exclusivity for the same indication or disease for which our product candidate is being developed. Orphan drug exclusivity would not block approval of the same drug developed by a competitor for a use different from our orphan-protected approved use. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to orphan exclusivity for the full scope of its approved use.

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

OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC. In the United States, Ocaliva’s orphan exclusivity for its approved PBC indication runs until May 27, 2023.

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

Prior to obtaining a marketing authorization in the European Union submitted as a full stand-alone dossier, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”) covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the aforementioned market exclusivity period from ten to twelve years.

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

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual European Union member states both before and after grant of the manufacturing and marketing authorizations. This includes European Union cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third-party manufacturers are required to ensure that all of our processes, methods, and equipment are compliant with cGMP.

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

The federal Physician Payments Sunshine Act requirements under the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies to report to the U.S. Department of Health and Human Services information related to certain direct and indirect payments and other transfers of value made to covered recipients, such as physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law. We may also be subject to similar laws in various states or foreign jurisdictions. Some jurisdictions’ laws are broader in scope than federal laws.

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

Human Capital Resources

As of December 31, 2022, we had 341 employees, of which 331 were based in the United States, including at our facilities in New Jersey and San Diego, and 10 were based outside the United States, including at our offices in London. A significant percentage of our employees have obtained advanced degrees in their professions. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Corporate and Available Information

We were incorporated in Delaware in September 2002. Our principal executive offices are located at 305 Madison Avenue Morristown, NJ 07960 and our telephone number is (646) 747-1000. We have several additional offices, including those in San Diego, California and London, United Kingdom.

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

The development, testing, manufacture, packaging, labeling, storage, approval, promotion, advertising, distribution, marketing and export and import, among other things, of our products and product candidates are subject to extensive regulation by the FDA in the United States. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. Currently, our ability to generate product sales depends on the successful marketing of Ocaliva for PBC. In the future, our ability to generate product sales in addition to those of Ocaliva for PBC will depend on whether we are successful in obtaining regulatory approval of our other product candidates, including OCA for liver fibrosis due to NASH.

Ocaliva is our only drug that has been approved for sale and it has only been approved for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for Ocaliva for PBC based on a reduction in ALP; however, continued approval of Ocaliva for PBC in the United States is contingent upon the verification and description of clinical benefit in confirmatory trials and our satisfaction of our other post-marketing regulatory requirements. Any failure by us to confirm the clinical benefit of Ocaliva for PBC due to COVID-19 or other factors may jeopardize the continued approval of Ocaliva for PBC.

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

In September 2022, we had an sNDA pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from the COBALT and HEROES-US studies as well as additional data, including data from other real world evidence studies, as part of a broader evidence package in the

sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale and we cannot guarantee that we will ever have additional marketable products or that OCA will be approved for use in additional indications such as NASH. NDAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete and approval is not guaranteed. Even after the submission of an NDA, the FDA may decide not to accept the submission for filing and review or may determine that the submission does not support approval. For example, in 2020 we received a CRL from the FDA with respect our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH.

In July 2022, we had a pre-submission meeting with the FDA in which we reviewed the planned structure and the timing of the submission of our NDA and had an ongoing dialogue as we prepared to re-submit. The Company will need to overcome the risk-benefit assessment of the FDA from the prior review of the NDA for OCA for the treatment of liver fibrosis due to NASH. Although we believe that the insights we have gained from the re-analysis and from the larger and more robust safety database provide an improved risk-benefit, there can be no assurances that the FDA will change its view on risk-benefit and will approve such NDA on an accelerated or conditional basis, or at all.

In order to obtain and/or maintain regulatory approval for OCA for indications other than PBC, we will need to complete additional clinical trials and studies. For example, we re-submitted our NDA for OCA for patients with pre-cirrhotic liver fibrosis following the results of the New Interim Analysis in December 2022, but we can provide no assurances that the FDA will grant approval. Our ability to obtain and maintain the regulatory approvals necessary to commercialize OCA for indications other than PBC, including NASH, will depend on our ability to successfully design, conduct and complete these trials, the efficacy, safety and risk-benefit profile of OCA demonstrated by such trials and our ability to prepare and submit complex regulatory filings in accordance with applicable regulatory requirements.

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

For example, while OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we re-submitted our NDA for OCA for pre-cirrhotic liver fibrosis due to NASH following the results of the New Interim Analysis in December 2022, we do not know if the FDA will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all.

If we are unable to obtain or maintain regulatory approval for OCA for PBC or for other indications, we may not be able to generate sufficient revenue to maintain profitability or to continue our operations.

Breakthrough therapy designation for OCA may not lead to faster development or regulatory processes or increase the likelihood that the FDA will approve OCA for the treatment of NASH patients with liver fibrosis.

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

In January 2015, we received breakthrough therapy designation for OCA for the treatment of NASH patients with liver fibrosis. However, there is no guarantee that the receipt of breakthrough therapy designation will result in a faster development process, review or approval of OCA for liver fibrosis due to NASH or increase the likelihood that OCA will be granted marketing approval for NASH patients with liver fibrosis. Notwithstanding our receipt of breakthrough therapy designation, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we re-submitted our NDA seeking accelerated approval of OCA for the treatment of pre-cirrhotic liver fibrosis due to NASH to the FDA in December 2022, there is no assurance that the issues identified in the CRL will be satisfactorily resolved or that our NDA will be approved. Similarly, any future breakthrough therapy designation relating to any other potential indication of OCA or our other product candidates will neither guarantee a faster development process, review or approval nor improve the likelihood of the grant of marketing approval by the FDA compared to conventional FDA procedures. In addition, the FDA may withdraw any breakthrough therapy designation at any time. While we may seek breakthrough therapy designation for one or more of our product candidates in the future, we can give no assurance that the FDA will grant such status.

We may not be able to obtain or, if approved, maintain orphan drug exclusivity for our approved products or product candidates, which could cause our revenues to suffer.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for an indication of an orphan-designated condition for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same indication during the exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In addition, the European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify maintenance of market exclusivity.

In September 2021, the United States Court of Appeals for the Eleventh Circuit decided in Catalyst Pharmaceuticals, Inc. v. FDA that the FDA’s interpretation of orphan drug exclusivity “for the same drug for the same disease or condition” as meaning the same “use or indication” was inappropriately narrow. This decision had the potential to significantly broaden the scope of orphan drug exclusivity for drugs that receive marketing approval for orphan indications that are narrower than their orphan-designated conditions in the United States. On January 24, 2023, the FDA issued a statement to address the uncertainty created by the circuit court’s decision in Catalyst. This notification announced that, at this time, in matters beyond the scope of that court order (i.e., ordering the FDA to set aside its approval of the specific drug at issue), the FDA intends to continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We cannot guarantee which rules and interpretations will be governing going forward in different situations, that the FDA will maintain this current position, or that other judicial actions will not impact the FDA’s application of the Orphan Drug Act.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA or the EMA may subsequently approve another product for the same condition if the FDA or the EMA concludes that the later product is clinically superior (i.e., it is shown to be safer, more effective or makes a major contribution to patient care). Any inability to secure or maintain orphan drug status or the exclusivity benefits of this status could have a material adverse impact on our ability to develop and commercialize our product candidates and approved products.

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

We do not manufacture the pharmaceutical products that we sell or the product candidates that we are developing. We rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished product for our commercial sales and for our existing and anticipated clinical trials and preclinical studies. Any inability by our contract manufacturers to continue to provide services to us for any reason, including due to supply chain or business disruptions due to pandemics, geopolitics, or otherwise, could disrupt the supply chain for our pharmaceutical products and product candidates and materially and adversely affect our commercialization efforts and clinical development program, and we may be unable to identify, qualify and engage replacement suppliers on terms that are favorable to us on a timely basis, if at all.

We rely on our suppliers for the manufacture and commercial supply of API for use in Ocaliva and, if approved, OCA for liver fibrosis due to NASH. We are currently dependent upon a limited number of suppliers, with whom we have contractual arrangements, although we are working on developing further sources of supply. While we have procured supplies of API for the commercialization of Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH that we believe will be sufficient to meet our requirements during the initial stages of a potential NASH launch, we may not be able to procure sufficient supplies of API on an ongoing basis. If these suppliers are unable to provide adequate supply, we may not be able to meet our long-term commercial supply requirements of API for the manufacture of Ocaliva or, if approved, OCA for liver fibrosis due to NASH or other indications on acceptable terms, or at all. Under the SMA with Advanz, we also have an obligation to supply Advanz with OCA in bulk tablet form. If we encounter supply chain delays or are unable to procure sufficient supplies of OCA, we may not be able to fulfill our supply obligations to Advanz under the SMA and this could also impact the fulfillment of our own supply needs for OCA. We do not have agreements for long-term supplies of any of our product candidates other than OCA. We currently obtain supplies and services relating to our other product candidates from our third-party contract manufacturers on a purchase order basis.

The facilities used by any contract manufacturer to manufacture OCA or any of our other product candidates are subject to inspection by the FDA and regulators in other jurisdictions, as are the facilities and operations of our third-party vendors and CROs. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products, including Ocaliva. If our manufacturers are unable to meet our requirements in accordance with our product specifications and applicable current Good Manufacturing Practices (“cGMP”) requirements, our products or product candidates will not be approved or, if already approved, may be subject to recall. In addition, if COVID-19 or related public health safety measures prevent the FDA or other relevant regulators from conducting manufacturing inspections or other regulatory activities with respect to manufacturing, it could significantly impact the ability of the FDA or such other regulators to timely review and process our regulatory submissions, which could have a material and adverse effect on our business and financial condition.

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

Any of these factors could disrupt the supply of our product candidates or approved products, cause us to incur higher costs, delay the approval of our product candidates or prevent or disrupt the commercialization of our approved products. Furthermore, if any of our product candidates, including OCA for liver fibrosis due to NASH, are approved and our contract manufacturers fail to deliver the required commercial quantities of API or finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for such product candidate following its approval and could lose potential revenue. It may take several years to establish an alternative long-term source of supply and to have any such new source approved by the regulatory authorities that regulate our products.

We depend on third-party vendors and CROs for certain of our clinical trial and product development activities. If any of these providers fail to comply with their contractual commitments or applicable regulatory obligations, including the completion of deliverables in a timely manner and in accordance with acceptable quality standards, including due to supply chain or business disruptions due to pandemics, geopolitics, or otherwise, our business could be materially and adversely affected. In addition, if we are unable to maintain our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could materially and adversely affect our clinical trial and product development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that such a provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. Any third-party vendors and CROs that we retain are subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. The FDA and other relevant regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If these regulations are not adhered to by these providers, or if such providers fail to timely correct any non-compliance, or if COVID-19 or related public health safety measures prevent the FDA or other relevant regulatory authorities from conducting inspections or other regulatory activities, the commercialization and development of our product candidates or approved products could be delayed, which could materially and adversely harm our business and financial condition.

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

If a regulatory authority such as the FDA identifies previously unknown problems with one of our products, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of one of our products, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. In addition, if we or our contract manufacturers, other third-party vendors or collaborators fail to comply with applicable regulatory requirements, a regulatory agency may, among other things, subject to its authority:

●	issue Form 483 notices or Warning Letters, in the case of the FDA, or similar notices, in the case of other regulatory agencies;

●	mandate modifications to our promotional materials or require us to provide corrective information to healthcare practitioners;
●	require us or our collaborators to enter into a consent decree or permanent injunction, which may include the imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	recall or hold our products;
●	suspend any of our ongoing clinical studies;
●	impose administrative, civil or criminal penalties;
●	withdraw regulatory approval or require changes to our product label, including the inclusion of additional warnings or changes to the approved indication;
●	refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;
●	impose restrictions on our operations or those of our contract manufacturers, including costly new manufacturing requirements; or
●	seize or detain products.

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

Regulators other than the FDA may also require safety and labeling changes.

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

For example, our former affiliate in France (which we sold to Advanz on July 1, 2022), had initiated sales of Ocaliva prior to finalization of reimbursement terms, and, in February 2022, withdrew its reimbursement application for Ocaliva for treatment of PBC, on account of inability to reach mutually acceptable pricing terms with French regulators, which we expect to result in a partial payback of past reimbursements. Responsibility for the payback was transferred to Advanz, and reflected in a purchase price adjustment based on the expected payback, although we remain responsible for reimbursing Advanz if the final amount agreed with French regulators (attributable to the period prior to the sale of the affiliate to Advanz) is greater than the expected payback.

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

The Inflation Reduction Act, referred to as the IRA, was recently signed into law by President Biden, which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. We have evaluated, and will continue to evaluate, the effect of the IRA on our business. At this time, we do not expect the IRA to have a material effect.

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

If we fail to develop OCA for additional indications such as liver fibrosis due to NASH, our commercial opportunity will be limited.

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

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trial for a specific indication, such as our Phase 3 REGENERATE trial of OCA in patients with liver fibrosis due to NASH, may achieve its primary endpoints and is reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trial or approve our product candidate on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of the product candidate. In such a case, the FDA may issue a CRL that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider our application for approval. For example, in June 2020 we received a CRL from the FDA regarding our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. In addition, following the results of the New Interim Analysis, we re-submitted our NDA for OCA for pre-cirrhotic liver fibrosis due to NASH to the FDA in December 2022. There is no guarantee that the FDA will ultimately decide that any such application supports the approval of the product candidate on an accelerated basis, or at all. The FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions.

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

In September 2022, we had an sNDA pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from the COBALT and HEROES-US studies as well as additional data, including data from other real world evidence studies, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

Our lead development product candidate is OCA for the potential treatment of NASH. In February 2019, we announced the results of the REGENERATE Original Analysis. The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. In June 2020, we received a CRL from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. The CRL indicated that, based on the data the FDA had reviewed, the FDA determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting with FDA provided us with helpful guidance regarding supplemental data we could provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety assessment from our ongoing studies.

Following our end of review meeting, we had a dialogue with FDA regarding the REGENERATE study to clarify data, a new consensus read methodology for liver biopsies, and analyses required to re-submit our NDA. In connection with the resubmission of our NDA, we conducted the New Interim Analysis. In the New Interim Analysis of the ITT population from REGENERATE, 22.4% of subjects randomized to once-daily oral OCA 25 mg met the primary endpoint of achieving at least one stage of fibrosis improvement with no worsening of NASH at month 18 on liver biopsy compared with 9.6% of subjects on placebo (p<0.0001). These results are consistent with the Original Analysis, which also showed that OCA 25 mg had a statistically significant effect on fibrosis improvement (p=0.0002). The New Interim Analysis used a consensus panel approach to histology reads, in line with recent FDA guidance, while the Original Analysis used individual central readers. A numerically greater proportion of individuals in the OCA 25 mg treatment group compared to placebo achieved the endpoint of resolution of NASH with no worsening of liver fibrosis but, consistent with the Original Analysis, the results for the endpoint of resolution of NASH were not statistically significant. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation. Serious gallbladder-related events occurred in <3% of subjects in any treatment group and, consistent with its known mechanism of action, OCA 25 mg had higher rates of biliary events including gallstones.

In July 2022, we had a pre-submission meeting with the FDA in which we reviewed the planned structure and the timing of the submission of our NDA and had an ongoing dialogue as we prepared to re-submit. The Company will need to overcome the risk-benefit assessment of the FDA from the prior review of the NDA for OCA for the treatment of liver fibrosis due to NASH. Although we believe that the insights we have gained from the re-analysis and from the larger and more robust safety database provide an improved risk-benefit, there can be no assurances that the FDA will change its view on risk-benefit and will approve such NDA on an accelerated basis, or at all.

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

While OCA received breakthrough therapy designation from the FDA in January 2015 for the treatment of NASH patients with liver fibrosis and we re-submitted our NDA for approval of OCA for pre-cirrhotic liver fibrosis due to NASH following the results from the New Interim Analysis in December 2022, we do not know if this will be sufficient for marketing approval or if the FDA will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all. There may be delays in the FDA review processes and the FDA may also require that we continue our Phase 3 REGENERATE trial until completion to assess the potential benefits of OCA treatment on liver-related and other clinical outcomes for purposes of marketing approval. Our regulatory pathway for OCA for the treatment of NASH will depend upon our ongoing discussions with the FDA. As a result, we may face difficulty in establishing an acceptable registration strategy with respect to our Phase 3 REGENERATE trial, as well as other trials we may conduct in other subpopulations of NASH patients.

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

In connection with the resubmission of our NDA, we conducted a new interim analysis of our ongoing pivotal Phase 3 REGENERATE trial of OCA using a biopsy consensus read methodology in the same ITT population as the Original Analysis. In July 2022, we announced topline results from our New Interim Analysis. In this new interim analysis of the ITT population from REGENERATE, once-daily OCA 25 mg met, with statistical significance, the primary endpoint agreed with the FDA of fibrosis improvement by at least one stage with no worsening of NASH at month 18. The New Interim Analysis used a consensus panel approach to histology reads, in line with recent FDA guidance, while the Original Analysis used individual central readers. A numerically greater proportion of individuals in the OCA 25 mg treatment group compared to placebo achieved the endpoint of resolution of NASH with no worsening of liver fibrosis but, consistent with the Original Analysis, the results for the endpoint of resolution of NASH were not statistically significant. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation. Serious gallbladder-related events occurred in <3% of subjects in any treatment group and, consistent with its known mechanism of action, OCA 25 mg had higher rates of biliary events including gallstones.

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

Although we re-submitted our NDA for approval of OCA for pre-cirrhotic liver fibrosis due to NASH following the results of the New Interim Analysis to the FDA in December 2022, we do not know if such results will be sufficient for marketing approval or if the FDA will approve OCA for liver fibrosis due to NASH on an accelerated or conditional basis, or at all.

In connection with Ocaliva’s accelerated approval in the United States and conditional approval in the European Union, we committed to conduct a Phase 4 confirmatory outcomes trial of Ocaliva, known as the COBALT trial, and other clinical trials to satisfy post-marketing regulatory requirements. Continued approval of Ocaliva for PBC is contingent upon the verification and description of clinical benefit in the COBALT trial and our satisfaction of our other post-marketing regulatory requirements. Further, as part of our post-marketing requirements for Ocaliva, we undertook a Phase 4 clinical trial of Ocaliva in patients with PBC who have moderate to severe hepatic impairment (Child-Pugh B and C) (known as the 401 trial).

Changes to our Ocaliva label with respect to patients with PBC with decompensated cirrhosis (e.g., Child-Pugh Class B or C), a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension influenced modifications to our COBALT study design, and, as a result of the changes to the U.S. prescribing information, we also removed from the trial subjects in the United States who are now excluded from the scope of the label. We also agreed with the FDA and the EMA to terminate our 401 trial, in light of the exclusion of patients with PBC with decompensated cirrhosis from the Ocaliva label in the U.S. In addition, a DMC reviewed the unblinded results of a pre-specified interim efficacy analysis of the COBALT trial and separately reviewed unblinded safety and pharmacokinetic data from both the COBALT and 401 trials. Following these reviews, the DMC stated that it was not feasible to continue the COBALT trial as designed and noted the challenges in enrolling and maintaining placebo-controlled post-marketing studies in this rare disease setting. Given the feasibility concerns noted by the DMC as well as the potential confounding impact of subjects discontinuing treatment and/or transitioning from investigational product to commercial drug during clinical trials, we discussed with the FDA and the EMA proposed modifications to the COBALT trial, and we notified the FDA and the EMA of the DMC’s recommendation. Based on discussions with both the FDA and the EMA, we closed our COBALT and 401 trials and compiled data available from these studies.

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

In July 2022, we announced topline safety results from the New Interim Analysis of our REGENERATE study. Compared to the Original Analysis, the safety population in the New Interim Analysis had significantly longer exposure to study drug (median 42 months vs. 15 months), yielding more than 8,000 total patient-years and 3.4 times more exposure. As part of the New Interim Analysis, a safety evaluation was conducted in 2477 subjects from the REGENERATE trial who took at least one dose of study drug (placebo, OCA 10 mg, or OCA 25 mg). Topline results from this ongoing safety evaluation showed that treatment-emergent adverse events (TEAEs), treatment-emergent serious adverse events (TESAEs), and deaths were generally balanced across the OCA and placebo treatment groups in this new safety population. The most common TEAE was pruritus (24% in placebo, 33% in OCA 10 mg and 55% in OCA 25 mg) and pruritus was the most common cause for treatment discontinuation. Serious gallbladder-related events occurred in <3% of subjects in any treatment group and, consistent with its known mechanism of action, OCA 25 mg had higher rates of biliary events including gallstones. As part of the safety review of the New Interim Analysis, independent groups of experts reviewed certain categories of safety events to provide a blinded adjudication as specifically requested by the FDA. These included events pertaining to hepatic (excluding clinical outcomes), cardiovascular and renal safety. Topline analysis through four years of treatment showed a numerically higher number of adjudicated hepatic safety events for OCA 25 mg, the majority of which were mild in severity. For adjudicated core major adverse cardiovascular events and adjudicated acute kidney injury events, frequency of events was low and balanced across treatment groups. Consistent with its mechanism of action as an FXR agonist, OCA treatment was associated with an increase in LDL at Month 1 which returned to near baseline values by Month 12.

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

In our CONTROL trial, dose-dependent pruritus was the most common adverse event in patients treated with OCA, occurring in 5% of patients on placebo, 5% of patients in the OCA 5 mg group, 10% of patients in the OCA 10 mg group and 55% of patients in the OCA 25 mg group. All adverse events were mild to moderate, and two patients discontinued treatment in the OCA 25 mg group due to pruritus. Over 95% of the patients completing the double-blind phase of CONTROL enrolled in the LTSE phase of the trial. During the LTSE phase of CONTROL, there was one patient death, which the principal investigator determined was unlikely related to OCA.

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

Our ability to generate profits from operations and become profitable currently depends on the commercial success of Ocaliva for PBC. However, the successful commercialization of Ocaliva for PBC is subject to many risks, and there is no guarantee that we will be able to continue to commercialize Ocaliva successfully. There are numerous examples of unsuccessful commercial efforts, as well as failures to meet expectations of market potential, including by pharmaceutical companies with greater experience and resources than us.

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

Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including any study to assess the clinical benefit of Ocaliva in PBC may materially and adversely impact the commercial results and potential of Ocaliva for PBC. For example, in June 2022, we announced topline results from our COBALT trial, which did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint. While we intend to submit the data from the COBALT study as well as additional data, including data from other real world evidence studies, as part of a broader evidence package in support of full approval of Ocaliva for the treatment of PBC, if this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approval of Ocaliva for PBC.

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

If OCA or any of our other product candidates fails in clinical trials or does not gain or maintain regulatory approval, or if OCA or any of our other product candidates does not achieve market acceptance, we may never become profitable. Our net losses and, when applicable, negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to predict with certainty the timing or amount of our expenses, whether such expenses may increase, or when, or if, we will be able to achieve profitability. The amount of our future net losses will depend, in part, on our future expenses, whether and by how much such expenses increase and our ability to generate revenues.

Our continuing operations have never been profitable. We expect our continuing operations to incur losses for the foreseeable future, and we may never achieve or sustain profitability.

Our continuing operations have never been profitable and we do not expect them to be profitable in the foreseeable future. We incurred net losses from continuing operations of $174.9 million, $136.4 million and $273.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product and payments received under licensing and collaboration agreements, including pursuant to our sale of our ex-U.S. commercial business to Advanz and related sublicense. At December 31, 2022, we had $490.9 million in cash, cash equivalents, restricted cash and investment debt securities.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the commercialization of Ocaliva for PBC, preparation for a potential launch of OCA for liver fibrosis due to NASH and general and administrative operations, including the protection of our intellectual property.

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

As part of our product development activities, we currently expect to continue our Phase 3 clinical program of OCA for liver fibrosis due to NASH, including our Phase 3 REGENERATE trial in patients with liver fibrosis due to NASH through clinical outcomes for verification and description of clinical benefit. Our expenses could increase if we are required by regulators to perform studies or trials in addition to those currently expected, if our current trials are modified for any reason, or if there are any issues or delays in completing our clinical trials or the development of any of our product candidates, due to COVID 19 or otherwise. For example, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA has determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remains uncertain and does not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that we submit additional post-interim analysis efficacy and safety data from the ongoing REGENERATE trial in support of potential accelerated approval and that the long-term outcomes phase of the trial should continue. Although we re-submitted our NDA seeking accelerated approval of OCA for the treatment of pre-cirrhotic liver fibrosis due to NASH to the FDA in December 2022, there is no assurance that we will be successful or that OCA will be approved for pre-cirrhotic liver fibrosis due to NASH on an accelerated basis, or at all. Accordingly, our previously anticipated U.S. commercial launch of OCA for liver fibrosis due to NASH prior to receipt of the CRL was postponed, we do not expect to generate revenues for this indication until it has been approved, and we may incur significantly greater costs than previously anticipated in connection with the development of OCA for liver fibrosis due to NASH.

We intend to continue to develop OCA and our other existing product candidates, alone or in combination, for non-viral liver diseases. If OCA or any of our other product candidates fails in clinical trials or does not gain or maintain regulatory approval, or if OCA or any of our other product candidates does not achieve market acceptance, we may never become profitable. Our net losses and, when applicable, negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to predict with certainty the timing or amount of our expenses, whether such expenses may increase, or when, or if, we will be able to achieve profitability. The amount of our future net losses will depend, in part, on our future expenses, whether and by how much such expenses increase and our ability to generate revenues.

We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If adequate funds are not available to us, we may be required to delay, limit, reduce or cease our operations.

We are currently developing OCA for additional indications, including NASH, and other product candidates through various stages of clinical and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If, for example, the FDA or other regulatory authorities require that we perform additional studies beyond those that we currently expect, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed.

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

As of December 31, 2022, we had $490.9 million in cash, cash equivalents, restricted cash and investment debt securities. We expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2023. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of our receipt in June 2020 of a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH and the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Unless and until we generate sufficient cash flow from sales of our products, including Ocaliva for PBC and, if approved, OCA for liver fibrosis due to NASH, we may finance our future cash needs through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements, or a combination of these sources. Additional funding may not be available to us on acceptable terms, if at all.

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

Risks Related to the Transaction with Advanz

We or Advanz may fail to perform under any of the agreements entered into in connection with the Advanz transaction, we may be subject to incremental costs related to our ongoing relationship with Advanz, and we may fail to receive certain financial benefits from the transaction. As a result, our business may be adversely affected.

On July 1, 2022, we completed the sale of our ex-U.S. commercial operations to Advanz, and sublicensed the right to commercialize Ocaliva and OCA for NASH outside of the United States. Our transaction with Advanz is subject to risks, that we may not be able to control and therefore our business may be adversely affected.

●	Under the SMA, OCA will be supplied in bulk tablet form. If we encounter supply chain delays or are unable to procure sufficient supplies of OCA, we may not be able to fulfill our supply obligations to Advanz under the SMA, and this could also impact the fulfillment of our own supply needs for OCA.
●	If Advanz breaches the contractual obligations owed to us pursuant to the SMA, the Sublicense Agreement or the other transactions documents, we could be exposed to commercial, regulatory or other liabilities.
●	We may be subject to incremental costs in connection with ongoing studies with respect to Ocaliva for PBC and other development activities related thereto, including with respect the studies we will continue to support under our agreements with Advanz.
●	We may not be able to adequately protect our intellectual property or become involved in intellectual property enforcement actions, which may cause us to incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

●	We may not be able to detect and prevent fraud, breaches of regulations, anticorruption and laws and other misconduct by Advanz or our former employees, which could expose us to liability.
●	Our ability to receive certain economic benefits from the transaction, including the earnout and royalties from the commercial sale of OCA for NASH outside of the U.S., is dependent upon certain contingencies which are beyond our control, including the extension of pediatric orphan exclusivity in Europe for Ocaliva and marketing approval of OCA for NASH in markets outside of the United States. As a result, we may not receive certain economic benefits from the Advanz transaction.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have financial, sales and marketing, manufacturing and distribution, legal, regulatory and product development resources substantially greater than ours. Large pharmaceutical companies, in particular, have extensive experience in research, clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater sales and marketing capabilities and often have collaborative arrangements in our target markets. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our products or product candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA, EMA or other regulatory approval or discovering, developing and commercializing drugs for the diseases that we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. See “Item 1. Business—Our Product Candidates—Competition”, particularly for discussion of Madrigal Pharmaceuticals, Inc. and other potential competitors of ours in treating PBC or liver fibrosis due to NASH.

Additionally, competition from generic manufacturers could hinder commercialization efforts of our products. For example, we received paragraph IV certification notice letters from seven generic drug manufacturers indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of certain patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) for Ocaliva (the “Ocaliva Patents”). The paragraph IV certification notices each allege that the Ocaliva Patents are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic medicine for which the ANDA was submitted. We timely initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware seeking injunctions to prevent each generic drug manufacturer from selling a generic version of Ocaliva prior to the expiration of the Ocaliva Patents. The Company has settled with six of the seven generic drug manufacturers involved. We intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva against the remaining generic manufacturer. We note, however, that such patent litigations are costly and time-consuming, and we can offer no assurance as to when the remaining lawsuit will be decided, or whether the lawsuit will be successful. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of the Ocaliva Patents without license from the Company, our business may be materially and adversely affected. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Off-label uses of other potential treatments may also limit the commercial potential of our products and product candidates, especially given the pricing of Ocaliva and the anticipated pricing for our product candidates. For example, while fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported. In NASH, a number of treatments are used off-label (see the “Business-Competition” section above).

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

In the United States, numerous federal and state laws, including, without limitation, HIPAA, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information as well as consumer rights with regard to such information. For example, California passed the California Consumer Privacy Act of 2018, which became effective on January 1, 2020, and the California Privacy Rights Act became effective in January 2023 and enforceable in July 2023, giving California consumers further privacy rights, largely aligned with EU privacy rights. Other states, including Virginia, Colorado, Connecticut and Utah have enacted similar privacy laws. Various foreign countries where we may process personal information also have, or are developing, privacy and data protection laws governing the collection, use, disclosure and storage of personal information.

In May 2018, the General Data Protection Regulation (the “GDPR”) took effect in the European Economic Area (the “EEA”). The GDPR imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than previous EEA data protection legislation. In addition, although we have implemented certain measures as a result of Brexit to allow for the transfer of personal data between EEA member states and the United Kingdom, we may need to develop additional mechanisms to permit for the transfer of this data. Implementation of the GDPR and other changes in privacy and data protection laws or regulations could require changes to certain of our business practices, thereby increasing our costs. While we continue to engage in activities to comply with the GDPR requirements and other data protection laws, we may be unsuccessful in these efforts.

Since 2016, Intercept has been certified to the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield, which provided a framework that the EU Commission considered to provide an adequate level of data protection of personal data of EU (and Swiss) residents. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield as a data transfer mechanism for transferring personal data from the EEA to the United States, effective immediately. On September 20, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield. Therefore, the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield no longer qualify as appropriate safeguards for the transfer of personal data from the EEA or Switzerland to the United States. While the European Commission approved Standard Contractual Clauses (“SCCs”) and Binding Corporate Rules remain valid mechanisms to transfer personal data to third countries outside the EEA and Switzerland, the CJEU’s ruling has also imposed enhanced due diligence obligations on organizations acting as data exporters and relying on SCCs to ensure that the laws of the country to which personal data is transferred offers a level of data protection that is essentially equivalent to the EEA. On June 4, 2021, the European Commission adopted new SCCs more aligned with the requirements of the GDPR and to be used when personal data is transferred outside of the European Union. On June 28, 2022, the EU Commission granted “adequacy” to the UK, allowing the free flow of EU resident personal data from the EU to recipients located in the UK. However, due to the UK’s withdrawal from the EU, the new SCCs are not valid for transfers of UK resident personal data to countries outside of the UK. The UK Information Commissioner’s Office has issued its International Data Transfer Agreement (“IDTA”) to facilitate such transfers. Accordingly, contracts have been, or are in the process of being, updated with the new UK IDTAs, as applicable. To the extent that we are not able to employ suitable data transfer mechanisms, including the implementation of the new SCCs and IDTAs, to facilitate international transfers of data, our ability to conduct our business may be materially adversely impacted.

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. There is a degree of uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies, such as cloud computing. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. As a result, our practices may not comply in the future with all such privacy and data protection laws. Varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business. A determination that we have violated any privacy or data protection laws could result in significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation. For example, administrative fines of up to the greater of €20 million or 4% of our global turnover may be imposed for breaches of the GDPR. We may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of applicable data protection laws exercise his or her right to receive compensation against us.

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

We have significantly expanded our operations, including the size of our employee base, as we pursue our future development and commercialization strategy. As we advance our preclinical and clinical development programs for OCA and our other product candidates, seek regulatory approval in the United States or other jurisdictions and pursue our commercialization strategy, we may need to increase our product development, scientific, commercial and administrative headcount. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems may experience difficulty in adjusting to our growth and strategic focus.

We may also anticipate needs for growth that do not materialize. For example, we expanded our commercial organization in anticipation of a potential U.S. commercial launch of OCA for liver fibrosis due to NASH. However, in June 2020, we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we re-submitted our NDA seeking accelerated approval of OCA for the treatment of pre-cirrhotic liver fibrosis due to NASH to the FDA in December 2022, there is no assurance that we will be successful or that OCA will be approved for pre-cirrhotic liver fibrosis due to NASH on an accelerated basis, or at all. In August 2020, we adopted the 2020 Workforce Plan to reduce our workforce in light of the receipt of the CRL from the FDA. The 2020 Workforce Plan sought to streamline our operations and reduce operating expenses, while maintaining the critical resources needed to continue to support the NASH and PBC clinical programs, pursue the approval of OCA for the treatment of liver fibrosis due to NASH and support our successful PBC business. The 2020 Workforce Plan resulted in a workforce reduction of approximately 25%, or approximately 170 employees. The 2020 Workforce Plan was implemented during the third quarter of 2020, immediately after its announcement, and was completed in the beginning of 2021. We can provide no assurance that we will correctly forecast the needs for growth given our reliance on approvals from regulatory authorities for our product candidates.

In addition, in order to continue to meet our obligations as a public company and to support any longer-term growth, we may need to maintain and possibly increase our general and administrative capabilities. Our management, personnel and systems may not be adequate to support this future growth.

Our need to effectively manage our operations, growth and various projects requires that we:

●	successfully attract and recruit new employees or consultants with the expertise and experience we require;
●	develop, expand or adjust our commercial infrastructure;
●	manage our clinical programs effectively, which are often conducted at numerous domestic and international clinical sites, and advance our other development efforts; and
●	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Risks Related to Our Intellectual Property

Ocaliva’s market exclusivity period will depend on the validity and enforceability of issued and pending patents covering Ocaliva.

We depend on patents and other intellectual property rights to prevent others from improperly benefiting from our commercial product, Ocaliva, and products or inventions that we develop or acquire. For details about our intellectual property portfolio protecting Ocaliva, see “Item 1. Business—Intellectual Property.”

There can be no assurance that any patent previously issued or any patent application will protect Ocaliva from generic competition. Furthermore, there can be no assurance that Ocaliva will not be held to infringe valid patents held by others. If our owned and in-licensed intellectual property do not protect Ocaliva from generic competition, Ocaliva net product sales may decline, and/or we may incur additional costs for patent protection, including patent infringement litigation costs arising out of ANDA submissions by generic companies to manufacture and sell generic products or arising out of 505(b)(2) submissions, which could have a material adverse effect on our business, results of operations and financial condition. If Ocaliva is held to infringe valid patents held by others, we could be subject to liability, and our business may suffer.

The Company received paragraph IV certification notice letters from seven generic drug manufacturers indicating that each such manufacturer submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) for Ocaliva (the “Ocaliva Patents”).

The seven generic drug manufacturers and when we received their initial paragraph IV certification notices are as follows: (1) Apotex Inc. (July 2020), (2) Lupin Limited (July 2020), (3) Amneal Pharmaceuticals of New York, LLC, as U.S. agent for Amneal EU Limited (collectively, “Amneal”) (July 2020), (4) Optimus Pharma Pvt Ltd (“Optimus”) (July 2020), (5) MSN Pharmaceuticals Inc. and MSN Laboratories Private Limited (July 2020), (6) Dr. Reddy’s Laboratories, Inc., and Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) (December 2020) and (7) Zenara Pharma Private Limited (“Zenara”) (August 2022).

Each paragraph IV certification notice alleged that the challenged Ocaliva Patents were invalid, unenforceable, and/or would not be infringed by the commercial manufacture, use, or sale of the generic products described in the generic manufacturer’s respective ANDA. In each case, within 45 days of receipt of the paragraph IV certification notice, the Company initiated a patent infringement suit against the generic manufacturer in the United States District Court for the District of Delaware seeking injunctions to prevent each generic drug manufacturer from selling a generic version of Ocaliva prior to the expiration of the Ocaliva Patents.

The Company subsequently reached settlement agreements with six of the generic manufacturers. The Company intends to vigorously defend its intellectual property rights protecting Ocaliva against the remaining generic manufacturer. We note, however, that such patent litigations are costly and time-consuming, and successful challenges to the Company’s patent or other intellectual property rights could result in the Company losing those rights in the relevant jurisdiction, and could allow third parties to use the Company’s proprietary technologies without a license from the Company or its collaborators. The Company can offer no assurances regarding when patent lawsuits such as the remaining Zenara lawsuit will be decided, which side will prevail or whether a generic equivalent of Ocaliva could be approved and enter the market before the expiration of the Ocaliva Patents without license from the Company. If any of the generic manufacturers is successful in the introduction of the generic product described in its respective ANDA, then Ocaliva net product sales may decline, which could have a material adverse effect on our business, results of operations and financial condition.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products such as Ocaliva and product candidates such as OCA for liver fibrosis due to NASH, others may compete against us more directly, which could harm our business, possibly materially.

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering Ocaliva, OCA for liver fibrosis due to NASH, if approved, and our other product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. For example, we have received paragraph IV certification notice letters from seven generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We timely initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware seeking injunctions to prevent each generic drug manufacturer from selling a generic version of Ocaliva prior to the expiration of the Ocaliva Patents. The Company has settled with six of the seven generic drug manufacturers involved. We intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva against the remaining generic manufacturer. However, such patent litigations are costly and time-consuming, and we can offer no assurance as to when the remaining lawsuit will be decided, or whether the lawsuit will be successful. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, without license from the Company, our business may be materially and adversely affected. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

We are the owner of record of numerous issued patents and patent applications with claims directed to pharmaceutical compounds, pharmaceutical compositions, formulations, methods of making these compounds and methods of using these compounds in various indications.

Our issued patents for OCA are expected to expire between 2027 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid. Without patent protection, including patent protection covering the composition of matter, methods of using and formulations of our products and product candidates, our ability to stop others from making, using, selling, offering to sell or importing our products and product candidates may be limited.

Due to the patent laws of a specific country in which we are seeking patent protection, the decisions of a patent examiner in a specific country in which we are seeking patent protection or our own filing strategies, we ultimately may not obtain patent coverage for all of our products and product candidates for which we have filed a patent application. While we regularly pursue patent protection to obtain claim coverage for our inventions, we cannot be certain that such patent rights will be granted or that the scope of any patent granted will prevent third parties from making, using, selling, offering for sale or importing the same or similar products.

If we do not obtain protection under the Hatch-Waxman Act in the United States (or similar legislation outside of the United States) extending the terms of our patents and/or providing data or other exclusivity for our products and product candidates, our business may be materially harmed.

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

Our primary composition of matter patent for OCA was to expire in 2022. In light of the U.S. marketing approval of Ocaliva for PBC in May 2016, and pursuant to the Hatch-Waxman Act, we applied for an extension of the patent term for this patent in the United States into 2027, which extension has been granted. The issued patents for OCA are expected to expire between 2027 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

If we choose to file patent infringement lawsuits or engage in other adversarial proceedings to stop another party from making, using, selling, offering for sale or importing the inventions claimed in any of our patents, that individual or company alleged to be infringing has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed or should not be enforced against that third party. These lawsuits and proceedings are expensive, consume time and resources and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable or not infringed, and that we do not have the right to stop the other party from making, using, selling, offering for sale or importing the inventions. For example, we have received paragraph IV certification notice letters from seven generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We timely initiated patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware seeking injunctions to prevent each generic drug manufacturer from selling a generic version of Ocaliva prior to the expiration of the Ocaliva Patents. The Company has settled with six of the seven generic drug manufacturers involved. We intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva against the remaining generic manufacturer. However, such lawsuits may be expensive and divert our management’s time and attention. In addition, to the extent such lawsuits are not successful, and a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, without license from the Company, our business may be materially and adversely affected. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on our patents and patent applications are required to be paid to the USPTO and/or foreign patent offices in several stages over the lifetime of such patents and patent applications. In addition, the USPTO and foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We have implemented systems and engaged reputable third-party service providers to help ensure that we comply with such requirements on a timely basis, but inadvertent lapses may occur and there are situations in which noncompliance can result in abandonment or lapse of the relevant patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Any such event may impair our competitive position in the relevant jurisdiction and have a material adverse effect on our financial condition or results of operations.

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

Third parties, including competitors of ours, may also independently discover our trade secrets or other proprietary information. In addition, we may be required under transparency initiatives or other regulations to publicly disclose or otherwise make available certain information that we consider to be proprietary, including pre-clinical and clinical research data. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets or other proprietary information is expensive and time consuming, and the outcome is unpredictable. In addition, some courts, such as outside of the United States, are sometimes reluctant to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets and other proprietary information could adversely affect our competitive business position.

We have not yet registered all of our trademarks and failure to secure such registrations could adversely affect our business.

We have numerous trademark and service mark registrations and pending trademark and service mark applications.

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

We may need significant additional capital to retire or refinance our debt.

In August and September 2022, we repurchased approximately 78% of our 2026 Convertible Secured Notes. We now have outstanding $109.8 million of 2023 Convertible Notes due July 1, 2023; $111.1 million 2026 Convertible Secured Notes due February 15, 2026; and $115.4 million 2026 Convertible Notes due May 15, 2026.

In the future, we may need to raise significant additional capital to repay our outstanding notes maturing in 2026, either from operations, sale of assets, new debt, or new equity. We are not currently profitable, and sales of significant assets could affect our business and future profitability. Given our level of indebtedness, new debt or new equity financing to refinance or pay off our 2026 maturities may not be available on attractive terms, or at all, and, even if available, the issuance of new equity or new convertible notes could dilute existing stockholders.

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

We have previously been subject to securities class action litigation and may be subject to similar or other litigation in the future. Such matters can be expensive, time-consuming and have a material adverse effect on our business, results of operations and financial condition.

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

In September 2017, a lawsuit and, in January 2018, a follow-on lawsuit, were filed alleging that we and certain of our officers made material misrepresentations and/or omissions of material fact regarding Ocaliva dosing, use and pharmacovigilance-related matters, as well as our operations, financial performance and prospects. These cases were ultimately dismissed and discontinued, respectively.

Additionally, in November 2020, a lawsuit and, in December 2020 and February 2021, follow-on lawsuits, were filed alleging that we and certain of our officers made material misrepresentations and/or omissions of material fact during the period from September 28, 2019 to October 7, 2020 relating to our NDA for OCA for the treatment of liver fibrosis due to NASH and the use of Ocaliva in patients with PBC, as well as our operations, financial performance and prospects. These cases were ultimately dismissed.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $10.81 per share to $497.00 per share. In addition to the other factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the factors that may result in wide fluctuations in the price of our common stock include any:

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

Furthermore, stock markets in general and the market for biotechnology companies in particular have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. A number of factors, including global health catastrophes (e.g., COVID-19), general economic, political and market conditions, recessions, interest rate changes or international currency fluctuations may negatively impact the market price of our securities, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In the past, we have been subject to this type of litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, you could incur substantial losses.

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

We have significant net operating loss carryforwards (“NOLs”) for U.S. Federal, state and foreign income tax purposes. The enactment of the Tax Cuts and Jobs Act enacted in 2017 (the “TCJA”) modified the ability of companies to utilize U.S. Federal NOLs arising in tax years beginning on or after January 1, 2018, by providing that such NOLs may be carried-forward indefinitely and used to offset up to 80 percent of taxable income in any given future year. Existing NOLs that arose in tax years beginning prior to January 1, 2018, were not affected by the TCJA and are generally eligible to be carried-forward for up to 20 years and used to fully offset taxable income in future years. If not utilized, our pre-2018 NOLs will expire for U.S. Federal income tax purposes between 2030 and 2037. In addition, the Biden administration is proposing changes to the Internal Revenue Code. It is not yet clear what effect such tax legislation would have on our NOLs, financial condition, and results of operations. We also have certain U.S. state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, such as the TCJA and its required capitalization and amortization of research and development costs that went into effect for taxable years beginning after December 31, 2021, the accounting for stock options and other stock-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings in different jurisdictions, the outcome of audits or other examinations by the U.S. Internal Revenue Service and tax regulators in other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets and changes to our ownership or capital structure. The Biden administration is proposing changes to the Internal Revenue Code that could include material increases to corporate tax rates. It is not yet clear what effect such tax legislation would have on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters are located at 305 Madison Avenue in Morristown, New Jersey, where we lease and occupy an aggregate of approximately 26,000 square feet of office space. The lease covering this property is scheduled to expire in July 2027. We have one renewal option for an additional five-year term, to be based on market rates prevailing at such time.

We lease additional office space in San Diego, California and London, United Kingdom.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock trades on the Nasdaq Global Select Market under the symbol “ICPT”. As of December 31, 2022, there were 41,523,337 shares of our common stock issued and outstanding and approximately 72 stockholders of record. A significantly larger number of stockholders may hold their shares in “street name” through banks, brokers and other nominees. The number of stockholders of record does not include stockholders who hold their shares in “street name.”

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return for our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the Nasdaq Biotechnology Index, in each case, for the period from December 31, 2017 through December 31, 2022. The graph assumes an initial investment of $100 in our common stock at the closing price of $58.42 on December 31, 2017 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2017 and the reinvestment of dividends. The stock performance shown below is not intended to forecast or be indicative of the possible future performance of our common stock, and we do not make or endorse any predications as to future stockholder returns. The following stock performance information shall not be deemed to be “soliciting material,” “filed” with the U.S. Securities and Exchange Commission (the “SEC”), incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Cumulative Total Return
Among Intercept Pharmaceuticals, Inc., the Nasdaq Composite Index and

the Nasdaq Biotechnology Index

$ 260.00
$ 235.00
$ 210.00
$ 185.00
$ 160.00
$ 135.00
$ 110.00
$ 85.00
$ 60.00
$ 35.00
$ 10.00
ICPT
NASDAQ Biotechnology Index
NASDAQ Composite Index

	December 31,
	2017	2018	2019	2020	2021	2022
$100 investment in stock or index
Intercept Pharmaceuticals, Inc.	$100.00	$172.53	$212.12	$42.28	$27.88	$21.17
Nasdaq Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Nasdaq Biotechnology Index	$100.00	$91.14	$114.02	$144.15	$144.18	$129.59

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. The first supplemental indenture for the recently issued 2026 Convertible Secured Notes restricts the Company from declaring or paying cash dividends.

Recent Sales of Unregistered Securities

On August 17, 2021, the Company sold $500.0 million of 2026 Convertible Secured Notes in exchange for old convertible notes and in a new subscription for cash, as described below in “Current and Long-Term Debt” in the notes to our financial statements. These new notes were issued in a private placement to institutional investors in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

The 2026 Convertible Secured Notes are convertible into shares of common stock, with the terms of conversion described under “Current and Long-Term Debt”, which have not been registered under the Securities Act. The 2026 Convertible Secured Notes contain various covenants, including limitations upon the payment of dividends.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the three months ended December 31, 2022.

Item 6. [Reserved]

Not applicable.

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

Ocaliva was approved for PBC by the U.S. Food and Drug Administration (“FDA”) in May 2016 under the accelerated approval pathway. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval, and Ocaliva is now available to U.S. patients primarily through a network of specialty pharmacy distributors. Ocaliva received conditional approval for PBC from the European Commission in December 2016. Since January 2017, Ocaliva has also received regulatory approval in several markets outside the United States and Europe, including (but not limited to) Canada, Israel and Australia. Ocaliva received orphan drug designation in both the United States and the European Union for the treatment of PBC. In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva.

In June 2022, we announced topline results from our COBALT trial and HEROES-US study. In September 2022, we had a supplemental NDA (“sNDA”) pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from COBALT and HEROES-US studies as well as additional data, including data from other real world evidence studies, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. If this data package does not support fulfillment of our post-marketing obligations, we may not be able to maintain our previously granted marketing approvals of Ocaliva for PBC.

Our lead development product candidate is OCA for the potential treatment of NASH. In February 2019, we announced topline results from the planned 18-month interim analysis of our pivotal Phase 3 clinical trial of OCA in patients with liver fibrosis due to NASH, known as the REGENERATE trial (the “Original Analysis”). The REGENERATE trial is ongoing and is expected to continue through clinical outcomes for verification and description of the clinical benefit of OCA. In June 2020, we received a complete response letter (“CRL”) from the FDA stating that our NDA for OCA for the treatment of liver fibrosis due to NASH could not be approved in its present form. We had our end of review meeting with the FDA in October 2020 to discuss the FDA’s risk-benefit assessment in the CRL based on its review of the available data, as well as our proposed resubmission of our NDA for the treatment of liver fibrosis due to NASH. The meeting was constructive and the FDA provided us with helpful guidance regarding supplemental data we could provide to further characterize OCA’s efficacy and safety profile that could support resubmission based on our Phase 3 REGENERATE 18-month biopsy data, together with a safety assessment from our ongoing studies.

Following our end of review meeting, we have held a productive dialogue with FDA regarding the REGENERATE study to clarify data, a new consensus read methodology for liver biopsies, and analyses required to re-submit our NDA.

In connection with the resubmission of our NDA, we conducted a new interim analysis of our ongoing pivotal Phase 3 REGENERATE trial of OCA using a biopsy consensus read methodology in the same intent-to-treat (“ITT”) population as the Original Analysis (the “New Interim Analysis”).

In July 2022, we announced topline results from the New Interim Analysis. In this new interim analysis of the ITT population from REGENERATE, 22.4% of subjects randomized to once-daily oral OCA 25 mg met the primary endpoint of achieving at least one stage of fibrosis improvement with no worsening of NASH at month 18 on liver biopsy compared with 9.6% of subjects on placebo (p<0.0001). The results were consistent with the Original Analysis, which also showed that OCA 25 mg had a statistically significant effect on fibrosis improvement (p=0.0002). Based on the results of the New Interim Analysis, in December 2022 we re-submitted our NDA for OCA in pre-cirrhotic liver fibrosis due to NASH.

In July 2022, we had a pre-submission meeting with the FDA in which we reviewed the planned structure and the timing of the submission of our NDA and had an ongoing dialogue as we prepared to re-submit. The Company will need to overcome the risk-benefit assessment of the FDA from the prior review of the NDA for OCA for the treatment of liver fibrosis due to NASH. Although we believe that the insights we have gained from the re-analysis and from the larger and more robust safety database provide an improved risk-benefit, there can be no assurances that the FDA will change its view on risk-benefit and will approve such NDA on an accelerated basis, or at all.

In September 2022, we announced that REVERSE, a Phase 3 study evaluating the safety and efficacy of OCA in patients with compensated cirrhosis due to NASH, did not meet its primary endpoint of a ≥ 1-stage histological improvement in fibrosis with no worsening of NASH following up to 18 months of therapy. No new safety signals for OCA were observed in this population of patients with cirrhosis.

In November 2022, we announced plans to focus development of our next-generation FXR agonist, INT-787, in severe alcohol-associated hepatitis (sAH).

In December 2022, we re-submitted an NDA to the FDA for OCA for the treatment of patients with pre-cirrhotic liver fibrosis due to NASH. The resubmission is supported by a robust body of evidence from the OCA NASH clinical development program, including two positive interim 18-month analyses from the pivotal Phase 3 REGENERATE study in patients with pre-cirrhotic liver fibrosis due to NASH. In both REGENERATE analyses, treatment with OCA 25 mg demonstrated a statistically significant improvement in liver fibrosis by at least one stage without worsening of NASH—an improvement that was more pronounced in individuals with more advanced disease at baseline.

In January 2023, we announced that the FDA accepted our NDA for OCA seeking accelerated approval for the treatment of patients with pre-cirrhotic liver fibrosis due to NASH. The FDA indicated that it considers this a complete, Class 2 resubmission and has assigned a PDUFA target action date of June 22, 2023, for the NDA. The timeline for the review of the NDA by the FDA remains subject to change.

As part of our product development activities, we expect to continue to invest in evaluating the potential of OCA in progressive non-viral liver diseases.

We are evaluating the efficacy, safety and tolerability of OCA in combination with bezafibrate in patients with PBC in a Phase 2 study outside of the United States that has completed enrollment. In the United States, we have an ongoing Phase 1 study to better characterize the exposure response of the fixed-dose combination, which has completed enrollment, and we have an open Investigational New Drug (“IND”) application with the FDA. We are also conducting a second Phase 2 study evaluating a fixed-dose combination of OCA and bezafibrate for the treatment of patients with PBC who have not achieved an adequate biochemical response to UDCA. Our longer-term goal is developing and seeking regulatory approval for a fixed dose combination regimen in PBC and potentially in other diseases.

In addition, we have other compounds in early stages of research and development in our pipeline, including our INT-787 compound, an FXR agonist. We submitted an IND for INT-787 in the first half of 2022, which is now active, and we announced plans to focus development of INT-787 in severe alcohol-associated hepatitis (sAH). We initiated a Phase 2a trial evaluating the safety, tolerability, efficacy and pharmacokinetics of INT-787 in subjects with sAH.

Sale of our ex-U.S. commercial operations to Advanz Pharma

The sale of our ex-U.S. commercial operations to Advanz Pharma and affiliates (collectively, “Advanz”) and sublicense of the right to commercialize Ocaliva for PBC and, if approved, OCA for NASH, outside of the United States for $405 million (subject to adjustments including for cash, working capital, and assumed liabilities) plus a potential $45 million earnout allowed us to capitalize on an opportunity that supports multiple pathways for the future and strengthened our balance sheet in 2022 and going forward. The terms of this transaction will allow us to focus our resources on the United States, our largest market, while retaining upside from the potential NASH opportunity ex-U.S., via royalties on any future net sales of OCA, should Advanz obtain marketing authorizations for this indication in ex-U.S. regions.

The ex-U.S. commercial business operations met the criteria within Accounting Standards Codification 205-20 to be reported as discontinued operations because the transaction represented a strategic shift in business that would have a major effect on our operations and financial results. Therefore, we have reported the historical results of the ex-U.S. commercial business including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all prior periods presented herein. Applicable amounts in prior periods have been recast to conform to this discontinued operations presentation. Refer to Note 3 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Recent Developments

In January and February 2023, we entered into settlement agreements with five additional generic manufacturers resolving our patent litigations with them over their ANDAs seeking approval to market generic versions of Ocaliva prior to expiration of our patents.

Financial Overview

Revenue

We commenced our commercial launch of Ocaliva for the treatment of PBC in the United States in June 2016. In December 2016, the European Commission granted conditional approval for Ocaliva for the treatment of PBC. Since January 2017, Ocaliva has also received regulatory approval in several markets outside the United States and Europe, including (but not limited to) Canada, Israel, and Australia. We sell Ocaliva to a limited number of specialty pharmacies which dispense the product directly to patients. The specialty pharmacies are referred to as our customers.

Product Revenue, Net

We recognize revenue upon delivery of Ocaliva to our customers, net of discounts, rebates and incentives associated with the product. We provide the right of return to our customers for unopened product for a limited time before and after its expiration date.

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have a single performance obligation — to deliver products upon receipt of a customer order — and this obligation is satisfied when delivery occurs and the customer receives Ocaliva. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. We calculate gross product revenues based on the wholesale acquisition cost that we charge our customers for Ocaliva, and then estimate our net product revenues by deducting (i) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients and (iii) trade allowances, such as invoice discounts for prompt payment and customer fees.

We recognized net sales of Ocaliva of $285.7 million, $260.8 million and $234.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative expenses as a result of, among other initiatives, the commercialization of Ocaliva for PBC in the United States. In addition, we have incurred significant selling, general and administrative expenses and may in the future incur incremental expenses in connection with the preparation for the potential commercialization of OCA for liver fibrosis due to NASH, if approved, and our other future approved products, if any, and any maintenance of our general and administrative infrastructure.

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

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	(in thousands)
Revenue:
Product revenue, net	$285,710	$260,750
Total revenue	285,710	260,750

Operating expenses:
Cost of sales	984	1,205
Selling, general and administrative	176,303	177,488
Research and development	176,639	182,747
Restructuring	—	(284)
Total operating expenses	353,926	361,156

Other (expense) income:
Interest expense	(21,385)	(54,419)
(Loss) gain on extinguishment of debt	(91,778)	16,511
Other income, net	6,521	1,962
Total other (expense), net	(106,642)	(35,946)

Loss from continuing operations	$(174,858)	$(136,352)
Income from discontinued operations, net of tax	$396,674	$44,926
Net income (loss)	$221,816	$(91,426)

Revenues

Product revenue, net was $285.7 million and $260.8 million for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, product revenue, net was solely comprised of U.S. Ocaliva net sales. The increase in product revenues was driven by operational growth, primarily due to higher pricing and increased unit sales volumes, partially offset by higher gross to net deductions.

Cost of sales

Cost of sales was $1.0 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. Our cost of sales for the years ended December 31, 2022 and 2021 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $176.3 million and $177.5 million for the years ended December 31, 2022 and 2021, respectively. The $1.2 million net decrease between periods was primarily driven by lower headcount, partially offset by higher costs for litigation and commercial activities.

Research and development expenses

Research and development expenses were $176.6 million and $182.7 million for the years ended December 31, 2022 and 2021, respectively. The $6.1 million net decrease between periods was primarily driven by lower NASH and cholestasis development costs as well as R&D cost-sharing reimbursements of $5.4 million from Advanz, which was offset by a $7.2 million reduction in recognition of UK R&D tax credits under the U.K. Small and Medium-sized Enterprise R&D Tax Credit scheme, or the SME scheme, and the U.K. Research and Development Expenditure Scheme, or the RDEC scheme, and higher costs for INT-787 activities.

Interest expense

Interest expense was $21.4 million and $54.4 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes and no longer includes any accretion of debt discounts associated with conversion features, which was $30.8 million for the year ended December 31, 2021, after the adoption of ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). For the year ended December 31, 2021, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes.

(Loss) gain on extinguishment of debt

(Loss) gain on extinguishment of debt was ($91.8) million and $16.5 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the net loss on extinguishment of debt mainly relates to the repurchases of the 2026 Convertible Secured Notes. For the year ended December 31, 2021, the gain on extinguishment of debt relates to the exchange of debt and repurchase of 2023 Convertible Notes.

Other income, net

Other income, net was $6.5 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities along with additional income of $3.0 million recognized during the year ended December 31, 2022 for transitional services provided by us to Advanz.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $396.7 million and $44.9 million for the years ended December 31, 2022 and 2021, respectively. The increase in income from discontinued operations was primarily a result of the $369.3 million gain (inclusive of income tax expense of $8.0 million) recognized on the sale of our ex-U.S. commercial operations and sublicense to Advanz.

Income taxes

For the years ended December 31, 2022 and 2021, no income tax expense or benefit was recognized for our continuing operations. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020

	(in thousands)
Revenue:
Product revenue, net	$260,750	$233,970
Total revenue	260,750	233,970

Operating expenses:
Cost of sales	1,205	2,353
Selling, general and administrative	177,488	260,502
Research and development	182,747	189,029
Restructuring	(284)	11,813
Total operating expenses	361,156	463,697

Other (expense) income:
Interest expense	(54,419)	(48,054)
Gain on extinguishment of debt	16,511	—
Other income, net	1,962	4,381
Total other (expense) income, net	(35,946)	(43,673)

Loss from continuing operations	$(136,352)	$(273,400)
Income (loss) from discontinued operations, net of tax	$44,926	$(1,480)
Net loss	$(91,426)	$(274,880)

Revenues

Product revenue, net was $260.8 million and $234.0 million for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, product revenue, net was solely comprised of U.S. Ocaliva net sales. The increase in product revenues was driven by operational growth, primarily due to higher unit sales volumes and higher net pricing.

Cost of sales

Cost of sales was $1.2 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively. Our cost of sales for the years ended December 31, 2021 and 2020 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $177.5 million and $260.5 million for the years ended December 31, 2021 and 2020, respectively. The $83.0 million net decrease between periods was primarily driven by decreases in expenses relating to our activities associated with the potential approval and commercialization of OCA for liver fibrosis due to NASH.

Research and development expenses

Research and development expenses were $182.7 million and $189.0 million for the years ended December 31, 2021 and 2020, respectively. The $6.3 million net decrease between periods was primarily driven by lower personnel costs, including stock compensation expense and lower costs for NASH related R&D activities, partially offset by the recognition of lower R&D tax credits and higher costs for cholestasis related R&D activities.

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

Gain on extinguishment of debt

Gain on extinguishment of debt was $16.5 million and $0 for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, the gain on extinguishment of debt relates to the exchange of debt and repurchase of 2023 Convertible Notes.

Other income, net

Other income, net was $2.0 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

Income from discontinued operations

Income (loss) from discontinued operations was $44.9 million and $(1.5) million for the years ended December 31, 2021 and 2020, respectively. The increase in income was primarily a result of the increase in product revenues of $24.0 million and a decrease of $22.2 million of operating expenses associated with the ex-U.S. commercial business.

Income taxes

For the years ended December 31, 2021 and 2020, no income tax expense or benefit was recognized for our continuing operations. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of liquidity

Since inception, we have incurred significant operating losses. Our continuing operations have never been profitable and we do not expect them to be profitable in the foreseeable future. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements and the sale of our ex-U.S. commercial operations.

Continued cash generation is highly dependent on the success of our commercial product, Ocaliva, as well as the success of our product candidates if approved. The absence of cash flows from discontinued operations are not expected to affect future liquidity and capital resources.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the commercialization of Ocaliva for PBC, preparation for a potential launch of OCA for liver fibrosis due to NASH and general and administrative operations, including the protection of our intellectual property. We intend to continue to develop OCA and our other existing product candidates, alone or in combination, for non-viral liver diseases. If OCA or any of our other product candidates fails in clinical trials or does not gain or maintain regulatory approval, or if OCA or any of our other product candidates does not achieve market acceptance, we may never become profitable. Our net losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash from continuing operations (used in) provided by:
Operating activities	$(33,743)	$(98,986)	$(198,207)
Investing activities	(101,384)	70,726	162,817
Financing activities	(267,316)	1,118	(693)
Effect of exchange rate changes	(6,302)	(2,023)	614
Net increase in cash, cash equivalents and restricted cash classified as discontinued operations	370,196	57,920	26,343
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,549)	$28,755	$(9,126)

Operating Activities. Net cash used in operating activities of $33.7 million for continuing operations during the year ended December 31, 2022 was primarily a result of our $174.9 million net loss from continuing operations, partially offset by a loss of $91.8 million on the extinguishments of debt, a net increase in operating assets and liabilities of $21.9 million, $21.9 million in stock-based compensation, $2.6 million of amortization for deferred financing costs, $2.4 million of write-

offs of fixed assets and $1.7 million for non-cash operating lease costs. Cash flows for the year ended December 31, 2022 include net cash receipts of $3.8 million reflecting payments from His Majesty’s Revenue and Customs (the “HMRC”) for the U.K. R&D tax credit claims.

Net cash used in operating activities of $99.0 million for continuing operations during the year ended December 31, 2021 was primarily a result of our $136.4 million net loss from continuing operations and a net decrease in operating assets and liabilities of $19.7 million, partially offset by $28.0 million in stock-based compensation, $13.0 million for accretion of the discount on the 2023 Convertible Notes, $8.4 million for accretion of the discount on the 2026 Convertible Notes, $9.4 million for accretion on the 2026 Convertible Secured Notes, $4.7 million for non-cash operating lease costs and $2.8 million of depreciation. Cash flows for the year ended December 31, 2021 include cash receipts of $4.0 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

Net cash used in operating activities of $198.2 million for continuing operations during the year ended December 31, 2020 was primarily a result of our $273.4 million net loss from continuing operations and a net decrease in operating assets and liabilities of $14.8 million, partially offset by $49.2 million in stock-based compensation, $16.6 million for accretion of the discount on the 2023 Convertible Notes, $9.4 million for accretion of the discount on the 2026 Convertible Notes, $5.3 million for non-cash operating lease costs, $4.0 million for amortization of premium on investment debt securities, $2.9 million of depreciation and $2.5 million for amortization of deferred financing costs. Cash flows for the year ended December 31, 2020 include cash receipts of $20.7 million reflecting payments from the HMRC for the U.K. R&D tax credit claims.

Investing Activities. For the year ended December 31, 2022, net cash used in investing activities for continuing operations primarily reflects the purchases of investment debt securities of $552.7 million partially offset by the sales and maturities of investment debt securities of $451.9 million.

For the year ended December 31, 2021, net cash provided by investing activities for continuing operations primarily reflects the sales and maturities of investment debt securities of $420.6 million, partially offset by the purchases of investment debt securities of $349.5 million.

For the year ended December 31, 2020, net cash provided by investing activities for continuing operations primarily reflects the sales and maturities of investment debt securities of $497.4 million, partially offset by the purchases of investment debt securities of $330.7 million.

Financing Activities. Net cash used in financing activities for continuing operations of approximately $267.3 million in the year ended December 31, 2022, primarily consisted of payments of $264.5 million for the repurchase of 2026 Convertible Secured Notes and $3.9 million for the repurchase of 2023 Convertible Notes.

Net cash provided by financing activities for continuing operations in the year ended December 31, 2021 consisted primarily of $116.7 million of proceeds, net of issuance costs, from the sale of 2026 Convertible Secured Notes, partially offset by payments of $75.8 million for the repurchase of common stock and $38.1 million for the repurchase of 2023 Convertible Notes.

Net cash used in financing activities for continuing operations in the year ended December 31, 2020 consisted primarily of $2.0 million from payments of employee withholding taxes related to stock-based awards, partially offset by $1.3 million of net proceeds from the exercise of options to purchase common stock.

Net change in cash, cash equivalents and restricted cash – discontinued operations. Net increase in cash, cash equivalents and restricted cash for discontinued operations in the year ended December 31, 2022 consisted of approximately $363.2 million of cash provided by investing activites for proceeds received from the sale of the ex-U.S. business to Advanz and $7.0 million of cash provided by operating activities, primarily a result of $396.7 million net income from discontinued operations and $4.5 million in stock-based compensation, partially offset by a net decrease in operating assets and liabilities of $28.3 million given the net liabilities sold.

Net increase in cash, cash equivalents and restricted cash for discontinued operations in the year ended December 31, 2021 consisted of net cash provided by operating activities of approximately $57.9 million, primarily a result of $44.9 million net income from discontinued operations, $5.9 million in stock-based compensation and a net increase in operating assets and liabilities of $5.8 million.

Net increase in cash, cash equivalents and restricted cash for discontinued operations in the year ended December 31, 2020 consisted of net cash provided by operating activities of approximately $26.3 million, primarily a result of a net increase in operating assets and liabilities of $14.9 million and $11.7 million in stock-based compensation, partially offset by a net loss from discontinued operations of $1.5 million.

2022 Debt Retirement

In June 2022, the Company entered into an agreement with a certain holder of 2023 Convertible Notes to repurchase $3.8 million principal for $3.8 million in cash, which purchase closed on June 3, 2022.

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

As of December 31, 2022, we had $490.9 million in cash, cash equivalents, restricted cash and investment debt securities. We expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2023. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC, our continued clinical development of OCA for PBC and NASH and our other earlier stage research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, and repay the remaining balance of the 2023 Convertible Notes, we may need to raise additional capital to fund our operating requirements beyond that period. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2022, our funds are primarily held in U.S. treasuries, U.S. government agency bonds, corporate bonds, commercial paper and money market accounts.

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

We have no committed external sources of funding and additional funds may not be available when we need them o on terms that are acceptable to us, or at all. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2022 include both current and long term obligations. For our debt as noted in Note 9—Current and Long-Term Debt, we have short-term obligations for interest and principal payments of $117.8 million and long-term obligations of $240.2 million for interest and principal payments.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our audited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) revenue recognition, (ii) stock-based compensation, (iii) issuance of convertible debt and (iv) income taxes. These estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances based on information available at the time they were made. We evaluate these estimates and judgments on an ongoing basis. However, our actual results could differ from these estimates, and these differences may be material.

Revenue Recognition

Product Revenue, Net

Under ASC 606, we have written contracts with each of our customers that have a single performance obligation — to deliver products upon receipt of a customer order — and this obligation is satisfied when delivery occurs and the customer receives Ocaliva. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. The wholesale acquisition cost that we charge our customers for Ocaliva is adjusted to arrive at our estimated net product revenues by deducting (i) estimated government rebates and discounts, (ii) estimated costs of incentives offered to certain indirect customers including patients, and (iii) trade allowances, such as invoice discounts for prompt payment and customer fees. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Rebates and Discounts

We contract with the Centers for Medicare & Medicaid Services and other government agencies to make Ocaliva available to eligible patients and offer associated rebates and discounts on Ocaliva to those agencies. As a result, we estimate any rebates and discounts and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. Our estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs, and our historical experience with actual payments and redemptions. Estimates associated with government programs have a higher risk of being subject to adjustment because of the time delay between recording the accrual and the final settlement. These reserves reflect our best estimates of the amount of consideration to which the relevant third party is entitled to based on the terms of the applicable contract. These estimates are recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. To date, actual government rebates have not differed materially from our estimates. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

Other Incentives

Other incentives that we offer to indirect customers include co-pay assistance provided by us for eligible PBC patients who reside in states that permit co-pay assistance programs. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. We estimate the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on historical redemption and payment information provided by third-party claims processing organizations along with estimated future redemptions and are recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

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

Returns

The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. Returns are estimated based on historical experience and product shelf lives. In arriving at our estimate, the assessment considered the product type, life-cycle, price, distribution channel, channel inventory and the customer returns policy along with benchmarking against industry data. To date, actual returns have not differed materially from our estimates.

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

Convertible Debt

Prior to adoption of ASU 2020-06, the Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Prior to the effective date of the changes in ASU 2020-06 (January 1, 2022), ASC Subtopic 470-20 required the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer’s option, such as the Convertible Notes, to account for the liability (debt) and equity (conversion option) components separately. The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) was calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount is amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method.

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

We determine the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available, various income tax strategies and other relevant factors. Judgment is required in making this assessment and to the extent future expectations change, we would have to assess the recoverability of our deferred assets at that time. At December 31, 2022 and 2021, we maintained a full valuation allowance on our deferred tax assets.

Our tax returns are subject to examination by U.S. Federal, state, and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in our financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in our financial statements unless it is more likely than not to be sustained. We consider the facts, circumstances, and information available at the reporting date. The level of evidence that is necessary and appropriate to support an entity’s assessment of the technical merits of a tax position is a matter of judgment that depends on all available information. As a result, whether a tax position will ultimately be sustained may be uncertain. At December 31, 2022 and 2021, we had no reserves for unrecognized tax benefits.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure because of the short-term maturities of our cash equivalents and investment debt securities. Our investment debt securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. We do not believe that an increase in market rates would have any significant impact on the realized value of our investment debt securities. If a hypothetical increase in interest rates of 100 basis points were to have occurred on December 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date due to the conservative and short-term nature of these investments.

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

As a result of our limited remaining ex-U.S. operations, we may contract with CROs, investigational sites, suppliers, facilities and other vendors and suppliers in Europe and internationally. We are therefore subject to fluctuations in foreign currency exchange rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We reviewed inflation impacts, and made a reasonable determination that these are or will be immaterial. We do not believe that inflation has had a material effect on our results of operations during 2022, 2021 or 2020.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of the information required by this item is incorporated by reference to our definitive proxy statement related to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement related to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Exhibit Index

		Incorporated herein by reference
Exhibit Number	Exhibit Description	Form†	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, as amended	Form 10-Q	3.1	August 10, 2020

3.2	Restated Bylaws	Form 10-Q	3.2	August 10, 2020

4.1	Form of Common Stock Certificate	Form S-8(1)	4.3	November 7, 2012

4.2	Indenture, dated as of July 6, 2016, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.1	July 6, 2016

4.3	First Supplemental Indenture (including the Form of Note), dated as of July 6, 2016, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.2	July 6, 2016

4.4	Form of Senior Indenture	Form S-3(2)	4.1	May 10, 2017

4.5	Form of Subordinated Indenture	Form S-3(2)	4.2	May 10, 2017

4.6	Form of Senior Note	Form S-3(2)	4.3	May 10, 2017

4.7	Form of Subordinated Note	Form S-3(2)	4.4	May 10, 2017

4.8	Second Supplemental Indenture (including the Form of Note), dated as of May 14, 2019, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.2	May 14, 2019

4.9*	Description of Securities of the Registrant

4.10	Indenture, dated as of August 17, 2021, between the Registrant and U.S. Bank National Association, as trustee	Form 8-K	4.1	August 23, 2021

4.11	First Supplemental Indenture (including the Form of Note), dated as of August 17, 2021, between the Registrant and U.S. Bank National Association, as trustee and as collateral agent	Form 8-K	4.2	August 23, 2021

4.12	Security Agreement, dated as of August 17, 2021, among the Registrant, the Guarantors that may from time to time be a party thereto and U.S. Bank National Association, as collateral agent	Form 8-K	10.1	August 23, 2021

10.1#	Intercept Pharmaceuticals, Inc. Amended and Restated Equity Incentive Plan	Form 10-Q	10.11	August 3, 2022

10.2#	Form of Stock Option Grant Notice and Agreement for Directors	Form 10-Q	10.13	August 3, 2022

10.3#	Form of Stock Option Grant Notice and Agreement for Employees and Consultants	Form 10-Q	10.12	August 3, 2022

10.4#	Form of Restricted Stock Unit Award Grant Notice and Agreement for Directors	Form 10-Q	10.15	August 3, 2022

10.5#	Form of Restricted Stock Unit Award Grant Notice and Agreement for Employees and Consultants	Form 10-Q	10.14	August 3, 2022

10.6#	Form of Performance Stock Unit Grant Notice and Agreement	Form 10-Q	10.16	August 3, 2022

10.7#	2022 Cash Incentive Plan	Form 8-K	10.1	January 31, 2022

10.8#	2022 Cash Incentive Plan - Form of Performance-Based Award Agreement	Form 8-K	10.2	January 31, 2022

10.9#	2023 Cash Incentive Plan	Form 8-K	10.1	February 2, 2023

10.10#	2023 Cash Incentive Plan – Form of Performance-Based Award Agreement	Form 8-K	10.2	February 2, 2023

10.11#	Employment Agreement, effective April 14, 2017, between the Registrant and David Ford	Form 10-Q	10.1	August 3, 2017

10.12#	Amended and Restated Employment Agreement, dated as of December 9, 2020, between the Registrant and Jerome Durso	Form 8-K	10.1	December 10, 2020

10.13#	Employment Agreement, effective as of December 18, 2020, between the Registrant and Jared Freedberg	Form 10-K	10.21	February 25, 2021

10.14#	Employment Agreement, effective February 15, 2021, between the Registrant and Linda Richardson	Form 10-Q	10.3	May 6, 2021

10.15#	Employment Agreement, effective May 17, 2021, between the Registrant and Andrew Saik	Form 10-Q	10.1	July 29, 2021

10.16#	Employment Agreement, effective June 2, 2021, between the Registrant and M. Michelle Berrey	Form 10-Q	10.2	July 29, 2021

10.17#	Employment Agreement, effective April 21, 2022, between the Registrant and Rocco Venezia	Form 10-Q	10.4	May 6, 2022

10.18#	Form of Indemnification Agreement for directors and executive officers of the Registrant	Form S-1(3)	10.7	September 4, 2012

10.19	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and Royal Bank of Canada	Form 8-K	10.1	July 6, 2016

10.20	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and UBS AG, London Branch	Form 8-K	10.3	July 6, 2016

10.21	Base Call Option Confirmation, dated June 30, 2016, between the Registrant and Credit Suisse Capital LLC	Form 8-K	10.5	July 6, 2016

10.22	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and Royal Bank of Canada	Form 8-K	10.2	July 6, 2016

10.23	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and UBS AG, London Branch	Form 8-K	10.4	July 6, 2016

10.24	Additional Call Option Confirmation, dated July 1, 2016, between the Registrant and Credit Suisse Capital LLC	Form 8-K	10.6	July 6, 2016

10.25+	Agreement of Lease, dated February 7, 2022, between United States Fire Insurance Company as Landlord and the Registrant as Tenant	Form 8-K	10.1	February 9, 2022

10.26+	Sublicense Agreement, dated May 5, 2022, among Intercept Pharma Europe Limited (“IPEL”), Mercury Pharma Group Limited, and the Registrant	Form 10-Q	10.2	August 3, 2022

10.27+	Agreement for Supply of Manufactured Products, dated May 5, 2022, between IPEL and Amdipharm Limited	Form 10-Q	10.3	August 3, 2022

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*(4)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

+	Portions of the exhibit have been omitted pursuant to Regulation S-K, Item 601(b)(10)(iv).

#	Indicates a management contract or compensatory plan or arrangement.

†	Unless otherwise specified, the File No. is 001-35668.

(1)Registration Statement on Form S-8 filed by the Registrant, Registration No. 333-184810.

(2)	Registration Statement on Form S-3 filed by the Registrant, Registration No. 333-217861.

(3)	Registration Statement on Form S-1 filed by the Registrant, Registration No. 333-183706.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: March 2, 2023	By:	/s/ Jerome Durso
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2023.

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
Glenn Sblendorio

INTERCEPT PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Intercept Pharmaceuticals, Inc.:

Opinions on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intercept Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessing deductions from revenue related to certain rebates and discounts accruals

As discussed in Note 2 to the consolidated financial statements, the Company records net product revenue by deducting rebates and discounts, among other items. Certain rebates and discounts are related to arrangements with the Centers for Medicare & Medicaid Services and other government agencies, and are estimated and accrued with a corresponding reduction of gross product revenues when revenue is recognized. The Company had $7.5 million in rebates and discounts accruals as of December 31, 2022 which were recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

We identified the assessment of deductions from revenue related to certain rebates and discounts accruals as a critical audit matter because evaluating the Company’s assumptions involved especially challenging auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s rebates and discounts accruals process, including controls related to the significant assumptions used in the Company’s estimation of certain rebates and discounts. We evaluated the Company’s ability to estimate rebates and discounts by comparing the previously recorded accruals to the actual amounts that were settled and ultimately paid by the Company. We assessed the Company’s current period estimates by comparing the accrued amounts to historical payments and redemptions. We also performed sensitivity analyses based on potential changes in certain assumptions and assessed the impact relative to the Company’s accruals as of December 31, 2022.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

New York, New York
March 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Intercept Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Intercept Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York

March 2, 2023

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$50,517	$84,709
Restricted cash	5,343	8,119
Investment debt securities, available-for-sale	435,049	334,980
Accounts receivable, net of allowance for credit losses of $54 and $58, respectively	26,862	28,337
Prepaid expenses and other current assets	22,356	22,778
Current assets of discontinued operations	—	29,095
Total current assets	540,127	508,018
Fixed assets, net	987	3,281
Inventory	6,462	7,883
Security deposits	1,013	4,284
Other assets	5,122	3,557
Total assets	$553,711	$527,023
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$116,977	$103,780
Short-term interest payable	3,531	8,601
Current portion of long-term debt	109,569	—
Current liabilities of discontinued operations	—	55,780
Total current liabilities	230,077	168,161
Long-term liabilities:
Long-term debt	223,104	539,782
Long-term other liabilities	7,453	3,042
Total liabilities	$460,634	$710,985
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock par value $0.001 per share; 90,000,000 shares authorized; 41,523,337 and 29,572,953 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	42	30
Additional paid-in capital	2,238,179	2,308,653
Accumulated other comprehensive loss, net	(8,256)	(2,873)
Accumulated deficit	(2,136,888)	(2,489,772)
Total stockholders’ equity (deficit)	93,077	(183,962)
Total liabilities and stockholders’ equity (deficit)	$553,711	$527,023

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021	2020

	(in thousands, except per share data)
Revenue:
Product revenue, net	$285,710	$260,750	$233,970
Total revenue	285,710	260,750	233,970
Operating expenses:
Cost of sales	984	1,205	2,353
Selling, general and administrative	176,303	177,488	260,502
Research and development	176,639	182,747	189,029
Restructuring	—	(284)	11,813
Total operating expenses	353,926	361,156	463,697
Operating loss	(68,216)	(100,406)	(229,727)
Other (expense) income:
Interest expense	(21,385)	(54,419)	(48,054)
(Loss) gain on extinguishment of debt	(91,778)	16,511	—
Other income, net	6,521	1,962	4,381
Total other (expense) income, net	(106,642)	(35,946)	(43,673)
Loss from continuing operations	$(174,858)	$(136,352)	$(273,400)
Income (loss) from discontinued operations, net of income taxes	$396,674	$44,926	$(1,480)
Net income (loss)	$221,816	$(91,426)	$(274,880)

Net income (loss) per common and potential common share (basic and diluted):
Net loss from continuing operations	$(5.17)	$(4.28)	$(8.29)
Net income (loss) from discontinued operations	$11.72	$1.41	$(0.04)
Net income (loss)	$6.56	$(2.87)	$(8.34)
Weighted average common and potential common shares outstanding:
Basic and diluted	33,837	31,894	32,970

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Net income (loss)	$221,816	$(91,426)	$(274,880)
Other comprehensive loss:
Net changes related to available-for-sale investment debt securities:
Unrealized losses on investment debt securities	(1,360)	(754)	(202)
Reclassification adjustment for realized (gains) losses on investment debt securities included in other income, net	(17)	15	(135)
Net unrealized losses on investment debt securities	$(1,377)	$(739)	$(337)
Foreign currency translation and other
Release of currency translation adjustments associated with sale of business	(7,319)	—	—
Foreign currency translation gains (losses)	3,313	343	(996)
Other comprehensive loss	(5,383)	(396)	(1,333)
Comprehensive income (loss)	$216,433	$(91,822)	$(276,213)

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2022, 2021 and 2020 (in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity (Deficit)
Balance - December 31, 2019	32,853	$33	$2,176,133	$(1,144)	$(2,123,466)	$51,556
Stock-based compensation	—	—	60,850	—	—	60,850
Net proceeds from exercise of stock options	176	—	(1,052)	—	—	(1,052)
Employee withholding taxes related to stock-based awards	(13)	—	(1,994)	—	—	(1,994)
Other comprehensive loss	—	—	—	(1,333)	—	(1,333)
Net loss	—	—	—	—	(274,880)	(274,880)
Balance - December 31, 2020	33,016	$33	$2,233,937	$(2,477)	$(2,398,346)	$(166,853)
Stock-based compensation	—	—	33,888	—	—	33,888
Issuance of common stock under equity plan	392	—	18	—	—	18
Employee withholding taxes related to stock-based awards	(83)	—	(1,737)	—	—	(1,737)
Repurchase of common stock	(4,522)	(4)	(75,821)	—	—	(75,825)
Extinguishment of allocated costs related to exchange of convertible notes	—	—	(37,213)	—	—	(37,213)
Extinguishment of allocated costs related to repurchase of convertible notes	—	—	(1,933)	—	—	(1,933)
Bifurcation of conversion option upon issuance of convertible notes, net of issuance costs	—	—	147,458	—	—	147,458
Issuance of common stock for services related to exchange of convertible notes	770	1	9,999	—	—	10,000
Proceeds from capped call transactions	—	—	57	—	—	57
Other comprehensive loss	—	—	—	(396)	—	(396)
Net loss	—	—	—	—	(91,426)	(91,426)
Balance - December 31, 2021	29,573	$30	$2,308,653	$(2,873)	$(2,489,772)	$(183,962)
Reclassification of the equity components of the Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(307,371)	—	131,068	(176,303)
Stock-based compensation	—	—	26,390	—	—	26,390
Issuance of common stock under equity plan	546	1	—	—	—	1
Employee withholding taxes related to stock-based awards	(38)	—	(557)	—	—	(557)
Net proceeds from exercise of stock options	112	—	1,684	—	—	1,684
Issuance of common stock for repurchase of convertible notes	11,330	11	209,380	—	—	209,391
Other comprehensive loss	—	—	—	(5,383)	—	(5,383)
Net income	—	—	—	—	221,816	221,816
Balance - December 31, 2022	41,523	$42	$2,238,179	$(8,256)	$(2,136,888)	$93,077

See accompanying notes to consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$221,816	$(91,426)	$(274,880)
Less: Income (loss) from operations of discontinued operations, net of tax	396,674	44,926	(1,480)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	21,889	28,032	49,186
(Accretion) amortization of (discount) premium on investment debt securities	(630)	4,674	4,006
Amortization of deferred financing costs	2,606	2,544	2,540
Write-off of fixed assets	2,400	—	—
Depreciation	592	2,814	2,943
Non-cash operating lease cost	1,667	4,711	5,270
Accretion of debt discount	—	30,787	25,964
Loss (gain) on early extinguishment of debt	91,778	(16,511)	—
Gain on lease termination	(1,100)	—	—
Provision for allowance on credit losses, net of write-offs	(4)	4	54
Changes in operating assets:
Accounts receivable	1,479	(3,417)	(1,791)
Prepaid expenses and other current assets	44	229	(3,141)
Inventory	602	378	205
Security deposits	3,270	391	(255)
Other assets	21	—	1,393
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	23,288	(13,785)	(4,951)
Operating lease liabilities	(1,717)	(6,171)	(6,230)
Interest payable	(5,070)	2,686	—
Net cash used in operating activities - continuing operations	(33,743)	(98,986)	(198,207)
Net cash provided by operating activities - discontinued operations	6,963	57,920	26,343
Net cash used in operating activities	(26,780)	(41,066)	(171,864)
Cash flows from investing activities:
Purchases of investment debt securities	(552,737)	(349,457)	(330,713)
Sales and maturities of investment debt securities	451,921	420,580	497,421
Purchases of equipment, leasehold improvements, and furniture and fixtures	(568)	(397)	(3,891)
Net cash (used in) provided by investing activities - continuing operations	(101,384)	70,726	162,817
Net cash provided by investing activities - discontinued operations	363,233	—	—
Net cash provided by investing activities	261,849	70,726	162,817
Cash flows from financing activities:
Payments for repurchases of convertible senior notes	(268,408)	57	—
Proceeds from exercise of options, net	1,684	18	1,301
Payments of debt issuance costs	(35)	—	—
Payments of employee withholding taxes related to stock-based awards	(557)	(1,737)	(1,994)
Payments for repurchase of common stock	—	(75,825)	—
Proceeds from issuance of Notes, net of debt issuance costs	—	116,734	—
Proceeds from terminations of capped call options	—	(38,129)	—
Net cash (used in) provided by financing activities - continuing operations	(267,316)	1,118	(693)
Net cash (used in) provided by financing activities - discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(267,316)	1,118	(693)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,302)	(2,023)	614
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,549)	28,755	(9,126)
Cash, cash equivalents and restricted cash at beginning of period	94,409	65,654	74,780
Cash, cash equivalents and restricted cash at end of period	55,860	94,409	65,654
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	1,581	1,710

Cash, cash equivalents and restricted cash of continuing operations	$55,860	$92,828	$63,944
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$5,749	$—	$—
Non-cash investing and financing activities
Net increase in accrued fixed assets	130	—	—
Reconciliation of cash, cash equivalents and restricted cash included in the consolidated balance sheets:
Cash and cash equivalents	$50,517	$84,709	$58,151
Restricted cash	5,343	8,119	5,793
Total cash, cash equivalents and restricted cash	$55,860	$92,828	$63,944

Supplemental non-cash disclosure:
Issuance of common stock to noteholders in connection with repurchase of convertible notes	209,391	—	—
Exchange for existing 2023 and 2026 convertible notes	—	(421,200)	—
Exchange for new 2026 secured convertible notes	—	382,400	—
Issuance of common stock to financial advisor in connection with convertible notes exchange	—	10,000	—
Recognition of conversion option upon issuance of 2026 secured convertible notes	—	150,704	—
Extinguishment of conversion options upon exchange and repurchase of 2023 convertible notes and exchange of 2026 convertible notes	—	(39,146)	—

Supplementary cash flow data:
Income taxes paid	5,051	—	—

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

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment in order to conform to the current period presentation. See Note 3.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from remeasurement are recognized in Other income, net within the consolidated statements of operations. Gains and losses as a result of foreign currency translation adjustments are recorded as a component of Accumulated other comprehensive loss, net in the stockholders’ equity (deficit) section of the consolidated balance sheets and as Foreign currency translation gains (losses) within the accompanying consolidated statements of comprehensive income (loss).

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the allowance for credit losses activity on the Company’s trade receivables for the year ended December 31, 2022 (in thousands):

Balance at December 31, 2021	$58
Provision for credit losses	(4)
Write-offs	—
Balance at December 31, 2022	$54

For available-for-sale investment debt securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the amortized cost basis is written down to fair value through income. For any investment debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. Management considers the extent in which the fair value of the security is less than amortized costs, any changes to the rating of the security by a rating agency, changes in interest rates, and any other adverse factors related to the security. If the assessment indicates a credit loss, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security. If the expected present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is below the amortized cost basis. Any impairment not recorded through an allowance is recognized in Other comprehensive income (loss).

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

On a consolidated basis, for the year ended December 31, 2022, the Company’s two largest customers (as defined below under “Revenue Recognition”) accounted for 50% and 43% of the Company’s net product sales, respectively. These two customers accounted for 45% and 42% of the Company’s net product sales in 2021, and 42% and 41% of the Company’s net product sales in 2020, respectively.

On a consolidated basis, the Company’s two largest customers accounted for 45%, and 40% of the December 31, 2022 accounts receivable balance and 35% and 44% of the December 31, 2021 accounts receivable balance, respectively. The Company monitors its customers’ financial credit worthiness in order to assess and respond to any changes in their credit profile.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets consist of fixed assets and right-of-use (“ROU”) assets. The Company evaluates long-lived assets for impairment when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. There have been no impairments of any long-lived or ROU assets in the periods presented.

Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out (or FIFO) method. The Company capitalizes inventory costs associated with the Company's product after regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company's product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to zero. No such charges were recorded in the years ended December 31, 2022, 2021 or 2020.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the period in which the components meet held-for-sale or discontinued operations criteria, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. For components that meet the discontinued operations criteria, the results of operations for the discontinued operation are reclassified into separate line items in the consolidated statements of operations, net of income taxes for all periods presented.

Convertible Debt

The Company accounts for its convertible notes entirely as liabilities measured at amortized cost. As of December 31, 2021, the Company separately accounted for the liability (debt) and equity (conversion option) components of convertible debt instruments by allocating the proceeds from the issuance. The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion option. The amount of the equity component (and resulting debt discount) was calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The resulting debt discount was amortized as additional non-cash interest expense over the expected life of the notes utilizing the effective interest method. For additional information, see Note 9 — Current and Long-Term Debt.

Revenue Recognition

Product Revenue, Net

The Company recognizes revenue upon delivery of Ocaliva to its customers. The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. Returns are estimated based on historical experience and product shelf lives.

The Company has written contracts with each of its customers that have a single performance obligation — to deliver products upon receipt of a customer order — and this obligation is satisfied when delivery occurs and the customer receives Ocaliva. The Company evaluates the creditworthiness of each of its customers to determine whether collection is reasonably assured. The wholesale acquisition cost that the Company charges its customers for Ocaliva is adjusted to arrive at the estimated net product revenues by deducting (i) estimated government rebates and discounts related to Medicare, Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients, and (iii) trade allowances, such as invoice discounts for prompt payment and customer fees.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rebates and Discounts

The Company contracts with the Centers for Medicare & Medicaid Services and other government agencies to make Ocaliva available to eligible patients. As a result, the Company estimates any rebates and discounts and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs and assumptions developed using historical experience with actual payments and redemptions. The Company recorded $7.5 million and $6.7 million in such estimates as of December 31, 2022 and 2021, respectively, in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for PBC patients who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Ocaliva purchase price to a specified dollar amount. The Company estimates the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations. The Company recorded $2.0 million and $1.2 million in such estimates as of December 31, 2022 and 2021, respectively, in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive common shares include the shares of common stock issuable upon the exercise of outstanding stock options and unvested restricted stock units. The Company utilizes the control number concept in the computation of diluted earnings per share. The control number used is net loss from continuing operations. The control number requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss. The Company accounts for the effect of the convertible notes on diluted net earnings per share using the if-converted method as they may be settled in cash or shares at the Company’s option. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given net losses.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by eliminating the requirement to separately account for embedded conversion features as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. ASU 2020-06 simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, ASU 2020-06 requires enhanced disclosures about convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. Upon adoption at January 1, 2022, the Company made certain adjustments in its consolidated balance sheets which consisted of an increase of $176.3 million in Long-term debt, a net decrease of $307.4 million in Additional paid-in capital and a net decrease of $131.1 million in Accumulated deficit resulting from the reversal of previously recognized non-cash interest expense.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After adoption of ASU 2020-06, the Company now accounts for convertible notes entirely as liabilities measured at amortized cost. The Company did not elect the fair value option. Additionally, the Company will no longer incur non-cash interest expense for the amortization of debt discount related to the previously separated equity components. The Company will apply the if-converted methodology in computing diluted earnings per share if and when profitability is achieved.

The following table summarizes the adjustments made to the Company’s consolidated balance sheet as of January 1, 2022 as a result of applying the modified retrospective method in adopting ASU 2020-06:

	As Reported	ASU 2020-06	As Adjusted
	December 31, 2021	Adjustments	January 1, 2022

	(in thousands)
Long-term debt	$539,782	$176,303	$716,085
Additional paid-in capital	$2,308,653	$(307,371)	$2,001,282
Accumulated deficit	$(2,489,772)	$131,068	$(2,358,704)

3. Discontinued Operations

On May 5, 2022, the Company entered into the Disposition Transaction. Consideration under the agreements totaled $405 million up front, subject to adjustments for cash, working capital, and assumed liabilities. The Company is entitled to receive an additional cumulative $45 million from Advanz contingent upon receipt of extensions of orphan drug exclusivity from the EMA and MHRA. The Company will also receive royalties on any future net sales of OCA in NASH outside of the U.S., should Advanz obtain marketing authorization for this indication in ex-U.S. regions.

The Company continues to be responsible for the manufacturing and supply of OCA globally while Advanz is responsible for packaging, distribution and commercialization of the therapy in all markets outside of the U.S. In addition, the Company will be responsible for any difference between the cumulative rebate estimated for France for periods prior to July 1, 2022 and the amount agreed through final negotiations with the French government. Under the Transitional Service Agreement (the “TSA”), the Company agreed to provide certain transition services to Advanz for continuity purposes, and Advanz agreed to provide certain transition services to the Company for continuity purposes, including services with respect to human relations, finance, and information technology. The transition period for such services ended as of December 31, 2022. Under the Sublicense Agreement, the Company agreed to continue to conduct certain post-marketing work and other activities with respect to Ocaliva for PBC, including continuing to conduct certain PBC studies (the “PBC Post-Marketing Work”). Under the terms of the Sublicense Agreement, the Company will be reimbursed by Advanz for a portion of the total R&D costs related to the PBC Post-Marketing Work. The restricted cash presented on the consolidated balance sheets relates to the Company providing continuity of cash collateral that secures letters of credit issued for the benefit of former affiliates that were sold. Advanz currently compensates the Company via interest payments for providing this continuity of cash collateral for the letters of credit. It is expected that, at a later date, Advanz will deliver cash to the Company for 100% of the remaining cash collateral, which cash is to be then returned to Advanz following the release of funds by the financial institutions, and interest payments will cease.

On July 1, 2022, the Company completed the previously announced Disposition Transaction. As a result of this transaction, the Company’s international business has been divested and its international commercial and medical infrastructure have transitioned to Advanz. Consideration totaled $405.0 million up front. Total cash consideration received upon closing was $366.5 million. Additional consideration of $38.5 million under the Share Purchase Agreement (the “SPA”) was settled in connection with the completion statements (the post-closing statements completing and adjusting the flow of funds from the closing of the Disposition Transaction), which included adjustments for cash, working capital, and assumed liabilities. As part of the SPA settlement, the Company accrued for additional net consideration of $6.2 million to Advanz in Accounts payable, accrued expenses and other liabilities.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized a gain of $369.3 million, net of income taxes on the sale of the ex-U.S. commercial operations upon closing.

Income for performing services under the TSA, recorded within Other income, net was $3.0 million for the year ended December 31, 2022. The total amount recognized as a reduction to Research & development expenses for a portion of the total R&D costs to be reimbursed by Advanz in relation to the PBC Post-Marketing Work was $5.4 million for the year ended December 31, 2022. Cash inflows were $7.0 million for the year ended December 31, 2022 under the TSA and PBC Post-Marketing Work.

Amounts applicable to the results of operations for the ex-U.S. commercial business in prior years have been recast to conform to the discontinued operations presentation. All amounts included in the notes to the audited consolidated financial statements relate to continuing operations unless otherwise noted.

The following table presents the carrying amounts of the classes of assets and liabilities related to the discontinued operations as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Restricted cash	$—	$1,581
Accounts receivable, net of allowance for credit losses	—	19,280
Prepaid expenses and other current assets	—	2,508
Fixed assets, net	—	96
Inventory	—	736
Security deposits	—	2,332
Other assets	—	2,562
Total assets classified as discontinued operations in consolidated balance sheets	$—	$29,095

Accounts payable, accrued expenses and other liabilities	$—	$54,436
Long-term other liabilities	—	1,344
Total liabilities classified as discontinued operations in consolidated balance sheets	$—	$55,780

The Company maintains a full valuation allowance on the deferred tax assets related to discontinued operations at December 31, 2022 and 2021. The deferred tax assets primarily relate to foreign tax losses. The deferred tax assets before valuation allowance recorded in non-current assets of discontinued operations are $0.0 million and $22.7 million, respectively.

As of December 31, 2022, there were no assets or liabilities classified as held for sale.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the results of operations related to the discontinued operations for the years ended December 31, 2022, 2021 and 2020 respectively:

	Year Ended
	December 31,
	2022	2021	2020

Product revenue, net	$58,065	$102,718	$78,720
Cost of sales	1,234	1,895	2,969
Selling, general and administrative	28,356	53,367	71,991
Research and development	1,093	2,525	2,456
Restructuring	—	198	2,817
Other (expense) income, net	(9)	193	33
Income (loss) from discontinued operations	$27,373	$44,926	$(1,480)
Gain on the sale of the ex-U.S. commercial operations and sublicense	377,301	—	—
Income (loss) from discontinued operations, pre-tax	$404,674	$44,926	$(1,480)
Income tax expense	(8,000)	—	—
Income (loss) from discontinued operations, net of tax	$396,674	$44,926	$(1,480)

The income tax expense has been recorded within discontinued operations as it relates to the income tax impact on the sale of the international business to Advanz. The Company expects to utilize net operating loss carryforwards (“NOLs”) to offset the income tax impact on the sale, however, primarily due to limitations on the amount of NOLs which can be used, the Company recorded an income tax provision in the United Kingdom and certain U.S. state jurisdictions of $6.5 million and $1.5 million, respectively.

Stock-based compensation expense recognized under discontinued operations, included in net income from discontinued operations, was $4.5 million, $5.9 million and $10.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company modified certain stock option, stock grant and stock-based awards to accelerate vesting in anticipation of the sale of the ex-U.S. commercial operations to Advanz. The Company accelerated the vesting of all awards held by employees of those operations being sold. As a result, incremental compensation expense of $3.4 million was recognized in discontinued operations based on the fair value of the modified awards for the year ended December 31, 2022.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the calculation of the gain on sale related to the discontinued operations for the year ended December 31, 2022.

Year Ended December 31, 2022
Proceeds from sale of business	$366,500
Transaction costs	(10,193)
Carrying value of net liabilities sold	27,043
Working capital adjustments	(11,012)
Release of accumulated currency translation adjustments for disposed subsidiaries	7,319
Supply & manufacturing agreement liability	(2,356)
Gain on sale, pre-tax	377,301
Income tax expense	(8,000)
Gain on sale, net of tax	$369,301

The following table presents the net cash provided by operating and investing activities for the assets and liabilities classified as discontinued operations for the years ended December 31, 2022, 2021 and 2020 respectively:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) from discontinued operations	$396,674	$44,926	$(1,480)

Adjustment of non-cash activities	5,044	7,149	12,892
Decrease (increase) in accounts receivable	18,637	(3,721)	(872)
Decrease in prepaid expenses and other current assets	2,431	1,251	85
Decrease (increase) in inventory	692	(147)	(475)
Decrease in security deposits	2,252	—	(14)
Decrease in operating lease liabilities	(386)	(1,083)	(931)
Decrease (increase) in other assets	2,115	20	(138)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(53,069)	9,525	17,146
(Decrease) increase in long-term other liabilities	(964)	—	130
Decrease in fixed assets	37	—	—
Reclassification of cash proceeds from sale of business to investing activities	(366,500)	—	—
Net cash provided by operating activities	$6,963	$57,920	$26,343

Proceeds from sale of business, net of cash	363,233	—	—
Net cash provided by investing activities	$363,233	$—	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents and investments as of December 31, 2022 and 2021:

	As of December 31, 2022
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$50,517	$—	$—	$—	$50,517
Total cash and cash equivalents	50,517	—	—	—	50,517
Investment debt securities:
Commercial paper	102,379	—	7	(183)	102,203
Corporate debt securities	304,234	—	33	(1,390)	302,877
U.S. government agency bonds	24,100	—	4	(109)	23,995
U.S. Treasury securities	5,993	—	—	(19)	5,974
Total investment debt securities	436,706	—	44	(1,701)	435,049
Total cash, cash equivalents and investment debt securities	$487,223	$—	$44	$(1,701)	$485,566

	As of December 31, 2021
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$76,709	$—	$—	$—	$76,709
Commercial paper	8,000	—	—	—	8,000
Total cash and cash equivalents	84,709	—	—	—	84,709
Investment debt securities:
Commercial paper	84,513	—	—	(49)	84,464
Corporate debt securities	232,721	—	16	(245)	232,492
Municipal bonds	5,028	—	—	(1)	5,027
U.S. Treasury securities	12,998	—	—	(1)	12,997
Total investment debt securities	335,260	—	16	(296)	334,980
Total cash, cash equivalents and investment debt securities	$419,969	$—	$16	$(296)	$419,689

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value for the Company’s available-for-sale investment debt securities that have been in an unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$93,659	$(183)	$—	$—	$93,659	$(183)
Corporate debt securities	256,918	(1,174)	27,494	(216)	284,412	(1,390)
U.S. government agency bonds	17,866	(109)	—	—	17,866	(109)
U.S. Treasury securities	5,974	(19)	—	—	5,974	(19)
Total	$374,417	$(1,485)	$27,494	$(216)	$401,911	$(1,701)

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$81,464	$(49)	$—	$—	$81,464	$(49)
Corporate debt securities	196,120	(245)	—	—	196,120	(245)
Municipal bonds	5,027	(1)	—	—	5,027	(1)
U.S. Treasury securities	12,997	(1)	—	—	12,997	(1)
Total	$295,608	$(296)	$—	$—	$295,608	$(296)

At December 31, 2022 and 2021, the Company had 122 and 97 available-for-sale investment debt securities, respectively in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity. For the years ended December 31, 2022 and 2021, no allowance was recorded for credit losses.

Accrued interest receivable on available-for-sale investment debt securities totaled $2.4 million and $1.3 million at December 31, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	(in thousands)
December 31, 2022
Assets
Cash and cash equivalents:
Money market funds	$27,035	$27,035	$—	$—
Available-for-sale investment debt securities:
Commercial paper	102,203	—	102,203	—
Corporate debt securities	302,877	—	302,877	—
U.S. government agency bonds	23,995	—	23,995	—
U.S. Treasury securities	5,974	5,974	—	—
Total financial assets	$462,084	$33,009	$429,075	$—

December 31, 2021
Assets
Cash and cash equivalents:
Money market funds	$39,287	$39,287	$—	$—
Commercial paper	8,000	—	8,000	—
Available-for-sale investment debt securities:
Commercial paper	84,464	—	84,464	—
Corporate debt securities	232,492	—	232,492	—
Municipal bonds	5,027	—	5,027	—
U.S. Treasury securities	12,997	12,997	—	—
Total financial assets	$382,267	$52,284	$329,983	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 9 for the carrying amounts and estimated fair values of the Company’s 3.50% Convertible Senior Secured Notes due 2026 (“2026 Convertible Secured Notes”), 2.00% Convertible Senior Notes due 2026 (“2026 Convertible Notes”) and 3.25% Convertible Senior Notes due 2023 (“2023 Convertible Notes”).

The gross realized gains and losses on sales of available-for-sale investment debt securities were not material for the fiscal years ended December 31, 2022, 2021, and 2020.

The aggregate fair value of all available-for-sale investment debt securities (commercial paper, corporate debt securities, U.S. government agency bonds, municipal bonds and U.S. Treasury securities), by contractual maturity, are as follows:

	Fair Value as of
	December 31, 2022	December 31, 2021

	(in thousands)
Due in one year or less	$391,488	$305,914
Due after one year through two years	43,561	29,066
Total investment debt securities	$435,049	$334,980

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

6. Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	December 31, 2022	December 31, 2021

		(in thousands)
Office equipment and software	3	$3,112	$4,751
Leasehold improvements	Shorter of remaining lease term or useful life	395	12,884
Furniture and fixtures	7	1,280	3,772
Subtotal		4,787	21,407
Less: accumulated depreciation		(3,800)	(18,126)
Fixed assets, net		$987	$3,281

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was approximately $3.0 million, $2.8 million and $2.9 million, respectively.

7. Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	December 31, 2022	December 31, 2021

	(in thousands)
Work-in-process	$6,230	$7,801
Finished goods	232	82
Inventory	$6,462	$7,883

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	December 31, 2022	December 31, 2021

	(in thousands)
Accounts payable	$14,234	$17,598
Accrued employee compensation	24,737	20,845
Accrued contracted services	58,875	51,136
Accrued rebates, returns, discounts and other incentives	14,460	11,626
Accrued income taxes payable	3,144	—
Other liabilities	1,527	2,575
Accounts payable, accrued expenses and other liabilities	$116,977	$103,780

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

The Company has submitted claims seeking to obtain tax credits for qualifying R&D expenses incurred in the 2015, 2016, 2017, 2018, 2019 and 2020 calendar years. As described further in Note 12, the 2018 SME claim was finalized during the quarter ended June 30, 2022, and therefore the $4.0 million payment received in June 2021, which was previously deferred, was released into income as a reduction to Research & development expenses.

With respect to the 2019 RDEC claim, in February 2022, the Company received a payment of $3.8 million from His Majesty’s Revenue and Customs (the “HMRC”), the U.K.’s government tax authority. Given the claim review has not been finalized for the 2019 year, the $3.8 million credit received, which has been reduced by $0.3 million due to foreign currency translation is recorded as a deferred liability within Accounts payable, accrued expenses and other liabilities.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Current and Long-Term Debt

Debt, net of discounts and deferred financing costs, consisted of the following:

	December 31, 2022

	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total Current Portion of Long-Term Debt	Total Long-Term Debt

	(in thousands)
Liability component
Principal	$111,143	$115,349	$109,808	$109,808	$226,492
Unamortized debt issuance costs	(1,728)	(1,660)	(239)	(239)	(3,388)
Net carrying amount	$109,415	$113,689	$109,569	$109,569	$223,104

	December 31, 2021

	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total Current Portion of Long-Term Debt	Total Long-Term Debt

	(in thousands)
Liability component
Principal	$500,000	$115,349	$113,655	$—	$729,004
Unamortized debt issuance costs	(7,132)	(2,313)	(816)	—	(10,261)
Unamortized debt discount	(141,303)	(30,228)	(7,430)	—	(178,961)
Net carrying amount	$351,565	$82,808	$105,409	$—	$539,782
Equity component, net of issuance costs*	$147,458	$62,841	$97,072

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

2021 Exchange of 2023 and 2026 Convertible Notes and Sale of 2026 Convertible Secured Notes

On August 10, 2021, the Company entered into privately negotiated exchange and subscription agreements with a limited number of existing “accredited investors” and “qualified institutional buyers” (as defined under Securities Act rules) holding 2023 Convertible Notes and 2026 Convertible Notes to (1) exchange $306.5 million principal of 2023

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2021 Repurchase of 2023 Convertible Notes

Further, on September 9, 2021, the Company entered into privately negotiated agreements with certain holders of 2023 Convertible Notes to repurchase $39.9 million principal for $38.1 million in cash, which purchase closed on September 14, 2021.

The 2021 repurchases of the 2023 Convertible Notes and 2026 Convertible Secured Notes were all treated as extinguishments of debt.

	Gain on extinguishment of debt	Reduction to additional paid-in capital

	(in thousands)
Exchange of 2023 Convertible Notes	$2,169	$14,139
Exchange of 2026 Convertible Notes	13,839	23,074
Repurchase of 2023 Convertible Notes	503	1,933
Total	$16,511	$39,146

2022 Repurchase of 2023 Convertible Notes

On June 1, 2022, the Company entered into an agreement with a certain holder of 2023 Convertible Notes to repurchase $3.8 million principal for $3.8 million in cash, which purchase closed on June 3, 2022.

2022 Repurchases of 2026 Convertible Secured Notes

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2022 repurchases of the 2023 Convertible Notes and 2026 Convertible Secured Notes were all treated as extinguishments of debt.

	(Loss) gain on extinguishment of debt, net	Net reduction to long-term debt

	(in thousands)
Repurchase of 2023 Convertible Notes	$21	$3,829
Repurchase of 2026 Convertible Secured Notes	(91,799)	382,191
Total	$(91,778)	$386,020

Net of these transactions, as of December 31, 2022, the Company has $336.3 million in gross current and long-term debt, as shown in the table further above.

Fair Value

The approximate fair value of the Convertible Notes was determined as follows using Level 2 inputs based on quoted market values:

	December 31, 2022	December 31, 2021

	(in thousands)
2026 Convertible Secured Notes	$108,012	$543,370
2026 Convertible Notes	$87,307	$69,492
2023 Convertible Notes	$107,680	$107,727

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon settlement of each termination, the Company received an immaterial amount in cash proceeds, which was recorded as an increase to additional paid-in capital.

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Year ended December 31, 2022
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$12,850	$2,308	$3,621	$18,779
Amortization of debt issuance costs	1,669	466	471	2,606
Accretion of debt discount	—	—	—	—
Total interest expense	$14,519	$2,774	$4,092	$21,385

	Year ended December 31, 2021
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$6,465	$3,766	$10,857	$21,088
Amortization of debt issuance costs	474	641	1,429	2,544
Accretion of debt discount	9,401	8,378	13,008	30,787
Total interest expense	$16,340	$12,785	$25,294	$54,419

	Year ended December 31, 2020
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$—	$4,600	$14,950	$19,550
Amortization of debt issuance costs	—	717	1,823	2,540
Accretion of debt discount	—	9,371	16,593	25,964
Total interest expense	$—	$14,688	$33,366	$48,054

The effective interest rates during the years ended December 31, 2022 for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes are 4.03%, 2.44% and 3.69%, respectively. The effective interest rates during the year ended December 31, 2021 for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes were 12.80%, 9.90% and 8.42%, respectively. The effective interest rates during the year ended December 31, 2020 for the 2026 Convertible Notes and 2023 Convertible Notes were 9.90% and 8.42%, respectively.

Accrued interest on the Convertible Notes was approximately $3.5 million and $8.6 million as of December 31, 2022 and 2021, respectively.

The Company’s total recorded debt issuance costs are $8.7 million, which are being amortized using the effective interest method through the date of maturity. As of December 31, 2022, $0.2 million of debt issuance costs for the 2023 Convertible Notes are unamortized on the consolidated balance sheets in Current portion of long-term debt. As of December 31, 2022 and 2021, $3.4 million of debt issuance costs for the 2026 Convertible Secured Notes and 2026

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes and $10.3 million of debt issuance costs for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes, respectively, are unamortized on the consolidated balance sheets in Long-term debt.

Cash payments for interest were $23.8 million, $18.4 million and $19.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

10. Stockholders’ Equity and Preferred Stock

Common Stock

As of December 31, 2022 and 2021, the Company had 90,000,000 authorized shares of common stock, par value $0.001 per share, respectively.

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

In August and September 2022, the Company exchanged the existing 2026 Convertible Secured Notes for an aggregate of 11,329,399 shares of newly issued common stock. The Company’s common stock was increased by an amount equal to the number of shares issued multiplied by the par value of such shares. The excess amount that was issued over its par value was allocated as an increase to additional paid-in capital.

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

Preferred Stock

As of December 31, 2022 and 2021, the Company had 5,000,000 authorized shares of preferred stock, par value $0.001 per share, of which none are issued.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Compensation

The Company’s 2012 Equity Incentive Plan (“2012 Plan”) became effective upon the pricing of its initial public offering in October 2012 (the “IPO”).

On January 1, 2022, the number of shares available for issuance under the 2012 Plan increased by 1,182,918 as a result of the automatic increase provisions thereof.

In April 2022, the Company’s Compensation Committee and Board of Directors approved the Company’s Amended and Restated Equity Incentive Plan (“2022 Plan”), which became effective upon stockholder approval at the annual meeting of stockholders on May 25, 2022, and which replaced the Company’s 2012 Plan. Under the 2022 Plan, the Company may grant stock options, which include incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”), stock grants, which include unrestricted shares, RSAs and performance restricted shares (“PSAs”) along with stock-based awards, which include RSUs and performance restricted stock unit awards (“PRSUs”). The pool of available shares under the 2022 Plan consists of those shares which remained unallocated under the 2012 Plan, plus any shares subject to previously issued awards which are forfeited. The 2022 Plan does not contain an evergreen share replenishment clause and prohibits the repricing of stock options. The 2022 Plan will remain effective for a ten-year term, expiring in 2032. The 2022 Plan does not included an evergreen share replenishment provision.

The estimated fair value of the stock options granted in the year ended December 31, 2022 (including but not limited to the exchanged options) was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the year ended December 31, 2022 was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the PRSUs granted in the year ended December 31, 2022 was determined utilizing the Monte Carlo simulation method. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

There were approximately 4.1 million shares available for grant remaining under the 2022 Plan at December 31, 2022. There were approximately 3.6 million shares available for grant remaining under the 2012 Plan at December 31, 2021.

Stock Options and Performance-Based Stock Options

The Company’s outstanding option activity for the period from December 31, 2021 through December 31, 2022 is summarized as follows:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2021	2,252	$50.28	7.2	$408
Granted	543	$15.04	—	$—
Exercised	(112)	$15.03	—	$149
Cancelled/forfeited	(173)	$28.42	—	$—
Expired	(423)	$56.88	—	$—
Outstanding at December 31, 2022	2,087	$43.51	7.1	$4
Expected to vest	877	$21.15	8.6	$4
Exercisable	1,210	$59.71	6.0	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those options that had exercise prices lower than the deemed fair value of the Company’s common stock. The weighted-average grant date fair value of options granted in the years ended December 31, 2022, 2021 and 2020 was $9.23, $26.00 and $52.48 per option, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $0.0 million and $0.9 million, respectively. As of December 31, 2022, the total compensation cost related to non-vested option awards not yet recognized is approximately $11.3 million with a weighted average remaining vesting period of 1.17 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

Years Ended December 31,
	2022	2021	2020
Volatility	66.4 - 68.9%	65.2 - 69.3%	61.9 - 87.1%
Expected term (in years)	5.5 - 6.0	3.8 - 6.0	5.5 - 6.0
Risk-free rate	1.3 - 4.1%	0.4 - 1.2%	0.2 - 1.7%
Expected dividend yield	—%	—%	—%

Restricted Stock Units and Awards & Performance-Based Restricted Stock Units and Awards

The following table summarizes the aggregate RSU, RSA and PRSU activity for the year ended December 31, 2022:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2021	968	$39.58
Granted	880	$15.63
Vested	(589)	$32.09
Forfeited	(208)	$38.71
Non-vested awards at December 31, 2022	1,051	$23.90

For the years ended December 31, 2022, 2021 and 2020, the weighted-average grant date fair value of RSUs, RSAs, PRSUs granted was $15.63, $27.49 and $74.68, respectively. The total fair value of RSUs, RSAs and PRSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $18.9 million, $20.6 million and $30.7 million, respectively. As of December 31, 2022, there was $18.3 million of unrecognized compensation expense related to unvested RSUs, RSAs and PRSUs, which is expected to be recognized over a weighted average period of 1.57 years.

During the years ended December 31, 2022, 2021 and 2020, the Company granted a total of 168,600, 176,794 (34,000 forfeited due to termination) and 64,900 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC 718. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo Simulation to determine the grant date fair

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of such PRSUs. The Company recorded approximately $2.6 million, $0.8 million (net of forfeitures) and $7.8 million (of which $2.9 million related to modifications) of stock-based compensation related to such PRSUs during the years ended December 31, 2022, 2021 and 2020, respectively.

Stock-based compensation expense has been reported in the Company’s statements of operations as follows:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Selling, general and administrative	$16,528	$22,241	$35,572
Research and development	5,361	5,791	12,587
Restructuring		—	1,027
Total stock-based compensation	$21,889	$28,032	$49,186

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

The claim for 2017 was finalized and approved in the quarter ended June 30, 2021, at which time the Company recorded the U.K. research and development tax credit payments received of $10.7 million as a reduction of research and development expense in the consolidated statements of operations.

The claim for 2018 was finalized and approved in the quarter ended June 30, 2022, at which time the Company recorded the U.K. research and development tax credit payments received of $3.5 million as a reduction of research and development expense in the consolidated statements of operations.

13. Employee Benefit Plans

The Company maintains a defined contribution plan, which is qualified under section 401(k) of the Internal Revenue Code for U.S. employees. Employees may make contributions by withholding a percentage of their salary up to the Internal Revenue Service annual limit of $20,500 and $27,000 in 2022 for employees under 50 years old and employees 50 years old or over, respectively. The Company’s matching contribution vests over one year. The Company made payments of approximately $4.4 million, $3.0 million and $2.2 million in matching contributions during the years ended December 31, 2022, 2021 and 2020, respectively.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

The components of loss from continuing operations before income taxes for the years ended December 31, 2022, 2021 and 2020 includes the following:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
United States	$(97,415)	$(50,063)	$(127,391)
Foreign	(77,443)	(86,289)	(146,009)
Total	$(174,858)	$(136,352)	$(273,400)

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to loss from continuing operations before income taxes as a result of the following:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Computed "expected" tax benefit	$(36,720)	$(28,634)	$(57,414)
State taxes, net of U.S. federal benefit	—	—	—
U.S. federal tax credits	(3,170)	(4,988)	(5,787)
U.S. GILTI inclusion	8,369	—	—
U.S. federal valuation allowance	(467)	5,996	26,136
Stock-based compensation	4,920	8,784	5,862
Loss on extinguishment of debt	10,567	—	—
Officer compensation	149	496	437
Foreign valuation allowance	13,998	89,743	41,492
Foreign tax rate differences	2,265	(71,622)	(10,830)
Other	89	225	104
Total	$—	$—	$—

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2022 and 2021 are presented below:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
U.S. federal and state net operating loss and other carryforwards	$94,113	$174,890
Foreign net operating loss	287,342	304,157
Section 174 R&D Capitalization	12,020	—
Stock compensation	9,527	11,344
Accrued compensation	6,343	4,504
Accrued expense	4,289	4,344
Intangible property	1,631	1,780
Interest limitation	—	10,690
Other	2,686	1,854
Deferred tax assets before valuation allowance	417,951	513,563
Valuation allowance	(417,951)	(469,490)
Total deferred tax assets	—	44,073
Deferred tax liabilities:
Convertible Notes	—	(44,073)
Total deferred tax liabilities	—	(44,073)
Net deferred tax asset (liability)	$—	$—

Net Operating Loss and other carryforwards

As of December 31, 2022, and 2021, the Company had NOLs for U.S. federal income tax purposes of $303.3 million and $669.7 million, respectively, and other carryforwards of $18.2 million and $20.3 million, respectively. The enactment of the Tax Cuts and Jobs Act (“TCJA”) modified the ability of companies to utilize NOLs arising in tax years beginning on or after January 1, 2018 by providing that such NOLs may be carried-forward indefinitely and used to offset up to 80 percent of taxable income in any given future year. Existing NOLs that arose in tax years beginning prior to January 1, 2018 were not affected by the TCJA and are generally eligible to be carried-forward for up to 20 years and used to fully offset taxable income in future years. If not utilized, the Company’s pre-2018 NOLs and other carryforwards will expire for U.S. federal income tax purposes between 2030 and 2037. The Company also has certain state NOLs in varying amounts depending on the different state tax laws.

As of December 31, 2022, and 2021, the Company had NOLs for foreign income tax purposes of $1.1 billion and $1.2 billion, respectively. Of our $1.1 billion of foreign tax loss carryforwards, all are related to the United Kingdom and may be carried forward indefinitely .

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

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowance

At December 31, 2022 and 2021, the Company maintained a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. In 2022, the valuation allowance decreased by approximately $74.3 million. This includes decreases of $77.2 million, $2.5 million and $39.5 million for U.S. federal, state and foreign tax, respectively, and an increase of $44.9 million to equity. The decreases primarily relate to the utilization of NOLs to offset the majority of the income tax impact on the sale of the international business to Advanz. The increase to equity primarily relates to the Convertible Notes and the adoption of ASU 2020-06 on January 1, 2022 which reversed the deferred tax liabilities on the portion of the debt balance previously allocated to equity. In 2021, the valuation allowance increased by approximately $55.8 million. This includes an increase of $3.2 million, decrease of $0.5 million and increase of $82.6 million for U.S. federal, state and foreign tax, respectively, and a decrease of $29.5 million to equity. The increase for foreign tax primarily relates to the impact of the United Kingdom tax rate on NOLs which is set to increase from 19% to 25% with effect from April 1, 2023. The decrease to equity primarily relates to the Convertible Notes and the establishment of a deferred tax liability on the debt discount for the 2026 Convertible Secured Notes.

Unrecognized Tax Benefits

At December 31, 2022 and 2021, the Company had no reserves for unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in the United States and United Kingdom. The Company is subject to U.S. federal and state examinations for 2019 and forward, and 2018 and forward, respectively, and examinations in the United Kingdom for 2019 and forward. However, NOLs are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.

15. Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the years ended December 31, 2022, 2021 and 2020, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share. The Company utilized the control number concept in the computation of diluted earnings per share. The control number used is net loss from continuing operations. Since the Company had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2022, 2021 and 2020 as the inclusion thereof would have been anti-dilutive:

	December 31,
	2022	2021	2020

	(in thousands)
Shares issuable upon conversion of Convertible Notes	19,160	12,362	4,435
Options	2,415	2,615	2,395
Unvested restricted stock units	1,340	1,194	902
Total	22,915	16,171	7,732

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies

Licenses

The Company acquired a license from a third party to support the portfolio of product candidates. Under the license agreement with Aralez Pharmaceuticals Canada Inc. (“Aralez”) the Company has rights to develop and commercialize bezafibrate in the United States. The Company may pay up to $4.5 million upon the achievement of certain milestones, none of which is owed as of December 31, 2022. The Company is obligated to pay royalties to at a mid-single digit percentage of net product sales of such a combination product.

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

Separately, on December 1, 2017, a purported shareholder demand was made on the Company based on substantially the same allegations as those set forth in the securities case above. Also, on January 5, 2018, a follow-on derivative suit, styled Davis v. Pruzanski, et al., was filed in New York state court by shareholder Gregg Davis based on substantially the same allegations as those set forth in the securities case above. The derivative litigation was stayed pending the exhaustion of all appeals relating to the dismissal of the securities case. Following exhaustion of such appeals, on October 7, 2022,

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the parties stipulated to and agreed to a discontinuance of the derivative suit. On February 7, 2023, the court marked the case as disposed of due to the discontinuance.

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

We entered into settlement agreements with Apotex, Lupin, Amneal, Optimus, MSN and Dr. Reddy’s. Those settlements fully resolved the patent infringement case in the United States District Court for the District of Delaware that was scheduled for trial on February 27, 2023, and the case was terminated by the Court. Separate patent litigation against Zenara remains pending in the District of Delaware, with trial scheduled for July 22, 2024. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the FDA cannot grant final approval of the Zenara ANDA before the earlier of February 8, 2025, or a court decision in its favor. Under the terms of the six settlement agreements, the Company granted each of the manufacturers a non-exclusive, non-sublicensable, non-transferable, royalty-free license to commercialize a generic version of Ocaliva in the United States commencing on a specified date, or earlier under certain circumstances. The earliest such specified date agreed to is September 1, 2031 (for Apotex).

These patent proceedings are costly and time-consuming, and successful challenges to the Company’s patents or other intellectual property rights could result in the Company losing those rights in the relevant jurisdiction, and could allow third parties to use the Company’s proprietary technologies without a license from the Company or its collaborators. While the Company intends to vigorously defend and enforce its intellectual property rights protecting Ocaliva, the Company can offer no assurances regarding when patent lawsuits such as the Zenara lawsuit will be decided, which side will prevail, or whether a generic equivalent of Ocaliva could be approved and enter the market before the expiration of the Company’s patents without license from the Company.

INTERCEPT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the years ended December 31, 2022 and 2021, presented for continuing and discontinued operations.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Total

	(in thousands, except for per share amounts)
2022
Total revenue	$59,146	$71,757	$77,588	$77,219	$285,710
Operating loss	$(26,428)	$(13,041)	$(9,838)	$(18,909)	$(68,216)
Loss from continuing operations	$(33,436)	$(20,095)	$(103,784)	$(17,543)	$(174,858)
Income (loss) from discontinued operations	$16,151	$12,567	$371,237	$(3,281)	$396,674
Net income (loss)	$(17,285)	$(7,528)	$267,453	$(20,824)	$221,816
Net loss from continuing operations per share - basic and diluted (1)	$(1.13)	$(0.68)	$(3.03)	$(0.42)	$(5.17)
Net income (loss) from discontinued operations per share - basic and diluted (1)	$0.54	$0.42	$10.83	$(0.08)	$11.72
Net income (loss) per common share - basic and diluted (1)	$(0.58)	$(0.25)	$7.80	$(0.50)	$6.56
2021
Total revenue	$57,299	$68,178	$66,640	$68,633	$260,750
Operating loss	$(38,594)	$(13,153)	$(19,483)	$(29,176)	$(100,406)
Loss from continuing operations	$(49,699)	$(25,087)	$(16,970)	$(44,596)	$(136,352)
Income from discontinued operations	$9,279	$13,994	$13,338	$8,315	$44,926
Net loss	$(40,420)	$(11,093)	$(3,632)	$(36,281)	$(91,426)
Net loss from continuing operations per share - basic and diluted (1)	$(1.50)	$(0.76)	$(0.53)	$(1.51)	$(4.28)
Net income from discontinued operations per share - basic and diluted (1)	$0.28	$0.42	$0.42	$0.28	$1.41
Net loss per common share - basic and diluted (1)	$(1.22)	$(0.33)	$(0.11)	$(1.23)	$(2.87)

1)	Basic and diluted net income (loss) per common share is computed indepdently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income (loss) per common share may not equal annual basic and diluted net income (loss) per common share.