Form 10-Q
period 2023-06-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2023-08-02
CIK 1270073

Ad

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2023 was 41,782,727.

Intercept Pharmaceuticals, Inc.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 (Unaudited)	6

	Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2023 and 2022 (Unaudited)	7

	Condensed Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2023 and 2022 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six-month periods ended June 30, 2023 and 2022 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2023 and 2022 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 5.	Other Information	75

Item 6.	Exhibits	76

Exhibit Index		77

Signatures		78

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company” refer, collectively, to Intercept Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, but not limited to, statements regarding:

●	the progress, timing, and results of our clinical trials;
●	the safety and efficacy of our approved product, Ocaliva (obeticholic acid or “OCA”) for primary biliary cholangitis (“PBC”), and our product candidates;
●	the timing, acceptance, review, feedback, and potential approval for our regulatory filings with the U.S. Food and Drug Administration (the “FDA”) or other regulators;
●	the commercial prospects of our products or product candidates;
●	our planned corporate restructuring; and
●	our strategy, future operations, future financial position, future revenue, projected costs, financial guidance, prospects, plans, and objectives.

These statements constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “possible,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and we undertake no obligation to update any forward-looking statement except as required by law. These forward-looking statements are based on estimates and assumptions by our management that, although believed to be reasonable, are inherently uncertain and subject to a number of risks.

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	the success of our existing business and operations, including Ocaliva for PBC;
●	our ability to successfully commercialize our products and product candidates;
●	our ability to maintain our regulatory approval of Ocaliva for PBC;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all;
●	any advisory committee recommendation or dispute resolution determination that any of our products or product candidates should not be approved, or should be approved only under certain conditions;
●	any future determination that the regulatory applications and subsequent information that we submit for our products and product candidates do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a Risk Evaluation and Mitigation Strategies (“REMS”) program, and any related restrictions, limitations, and/or warnings contained in the labels of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC or our other products or product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate;
●	the initiation, timing, cost, conduct, progress, and results of our research and development activities, preclinical studies, and clinical trials, including any issues, delays, or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints, or completing and timely reporting the results of our clinical trials;

●	the outcomes of interactions with regulators, including the FDA, regarding our clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations, and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC, and our clinical trial activities;
●	our ability to identify, develop, and successfully commercialize our products and product candidates;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend, and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates, and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC or our other products or product candidates among physicians, patients, and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing, and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent or defend against system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks, and other malicious intrusions;
●	our ability to comply with data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings, or litigation, including any securities, intellectual property, employment, product liability, or other litigation;
●	our collaborators’ election to pursue research, development, and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory, and commercialization expertise;
●	our need for, and ability to generate or obtain, additional financing;
●	our estimates regarding future expenses, revenues, and capital requirements, and the accuracy thereof;
●	our use of cash, cash equivalents, and short-term investments;
●	our ability to acquire, license, and invest in businesses, technologies, product candidates, and products;
●	our ability to manage our operations, infrastructure, personnel, systems, and controls, including our planned corporate restructuring;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general economic, industry, market, regulatory, or political conditions;
●	how we use our cash on hand, as well as cash equivalents and investment securities;
●	disagreements or legal, operational, or other business problems arising from our ongoing relationship with Advanz Pharma and its affiliates (collectively, “Advanz”), the purchaser of our ex-U.S. business, including the licensing of the ex-U.S. rights to Ocaliva for PBC, our operational separation from our former ex-U.S. commercial operations, and our agreement to supply Advanz with OCA;
●	unexpected tax, regulatory, litigation, or other liabilities;
●	whether we receive any future earn-outs under the transaction documents with Advanz; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”).

NOTE REGARDING TRADEMARKS

The Intercept Pharmaceuticals® name and logo, and the Ocaliva® name and logo, are either registered or unregistered trademarks or trade names of the Company in the United States and/or other countries. All other trademarks, trade names, and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert our rights to the fullest extent under applicable law, or that the applicable owner will not assert its rights to these trademarks and trade names.

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$136,229	$50,517
Restricted cash	1,132	5,343
Investment debt securities, available-for-sale	277,630	435,049
Accounts receivable, net of allowance for credit losses of $60 and $54, respectively	29,792	26,862
Prepaid expenses and other current assets	25,986	22,356
Total current assets	470,769	540,127
Fixed assets, net	906	987
Inventory	6,272	6,462
Security deposits	1,276	1,013
Other assets	5,412	5,122
Total assets	$484,635	$553,711
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$73,682	$116,977
Short-term interest payable	3,532	3,531
Current portion of long-term debt	109,808	109,569
Total current liabilities	187,022	230,077
Long-term liabilities:
Long-term debt	223,603	223,104
Long-term other liabilities	6,464	7,453
Total liabilities	$417,089	$460,634
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock par value $0.001 per share; 90,000,000 shares authorized; 41,782,727 and 41,523,337 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	42	42
Additional paid-in capital	2,250,008	2,238,179
Accumulated other comprehensive loss, net	(7,619)	(8,256)
Accumulated deficit	(2,174,885)	(2,136,888)
Total stockholders’ equity	67,546	93,077
Total liabilities and stockholders’ equity	$484,635	$553,711

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue:
Product revenue, net	$83,718	$71,757	$151,676	$130,903
Total revenue	83,718	71,757	151,676	130,903
Operating expenses:
Cost of sales	185	309	407	532
Selling, general and administrative	53,346	39,985	111,003	77,739
Research and development	37,306	44,826	79,017	92,719
Total operating expenses	90,837	85,120	190,427	170,990
Operating loss	(7,119)	(13,363)	(38,751)	(40,087)
Other (expense) income:
Interest expense	(2,812)	(6,669)	(5,621)	(13,342)
Other income (expense), net	4,105	(289)	6,665	(342)
Total other income (expense), net	1,293	(6,958)	1,044	(13,684)
Loss from continuing operations	$(5,826)	$(20,321)	$(37,707)	$(53,771)
(Loss) income from discontinued operations	$(36)	$12,793	$(290)	$28,959
Net loss	$(5,862)	$(7,528)	$(37,997)	$(24,812)

Net income (loss) per common and potential common share (basic and diluted):
Net loss from continuing operations	$(0.14)	$(0.68)	$(0.90)	$(1.81)
Net (loss) income from discontinued operations	$—	$0.43	$(0.01)	$0.97
Net loss	$(0.14)	$(0.25)	$(0.91)	$(0.83)
Weighted average common and potential common shares outstanding:
Basic and diluted	41,731	29,747	41,700	29,721

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net loss	$(5,862)	$(7,528)	$(37,997)	$(24,812)
Other comprehensive income (loss):
Unrealized gains (losses) on investment debt securities	89	(506)	818	(1,526)
Foreign currency translation (losses) gains	(85)	1,445	(181)	1,851
Other comprehensive income	$4	$939	$637	$325
Comprehensive loss	$(5,858)	$(6,589)	$(37,360)	$(24,487)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

	Three months ended June 30, 2023

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity
Balance - March 31, 2023	41,687	$42	$2,243,789	$(7,623)	$(2,169,023)	$67,185
Stock-based compensation	—	—	6,262	—	—	6,262
Issuance of common stock under equity plan	98	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(3)	—	(49)	—	—	(49)
Net proceeds from exercise of stock options	1	—	6	—	—	6
Other comprehensive income	—	—	—	4	—	4
Net loss	—	—	—	—	(5,862)	(5,862)
Balance - June 30, 2023	41,783	$42	$2,250,008	$(7,619)	$(2,174,885)	$67,546

	Six months ended June 30, 2023

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity
Balance - December 31, 2022	41,523	$42	$2,238,179	$(8,256)	$(2,136,888)	$93,077
Stock-based compensation	—	—	12,126	—	—	12,126
Issuance of common stock under equity plan	278	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(20)	—	(318)	—	—	(318)
Net proceeds from exercise of stock options	2	—	21	—	—	21
Other comprehensive income	—	—	—	637	—	637
Net loss	—	—	—	—	(37,997)	(37,997)
Balance - June 30, 2023	41,783	$42	$2,250,008	$(7,619)	$(2,174,885)	$67,546

	Three months ended June 30, 2022

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit)
Balance - March 31, 2022	29,709	30	2,007,684	(3,487)	(2,375,988)	(371,761)
Stock-based compensation	—	—	8,544	—	—	8,544
Issuance of common stock under equity plan	96	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(7)	—	(27)	—	—	(27)
Other comprehensive income	—	—	—	939	—	939
Net loss	—	—	—	—	(7,528)	(7,528)
Balance - June 30, 2022	29,798	$30	$2,016,201	$(2,548)	$(2,383,516)	$(369,833)

	Six months ended June 30, 2022

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit)
Balance - December 31, 2021	29,573	30	2,308,653	(2,873)	(2,489,772)	(183,962)
Stock-based compensation	—	—	15,264	—	—	15,264
Issuance of common stock under equity plan	251	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(26)	—	(345)	—	—	(345)
Reclassification of the equity components of the Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(307,371)	—	131,068	(176,303)
Other comprehensive income	—	—	—	325	—	325
Net loss	—	—	—	—	(24,812)	(24,812)
Balance - June 30, 2022	29,798	$30	$2,016,201	$(2,548)	$(2,383,516)	$(369,833)

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,997)	$(24,812)
Less: (Loss) income from operations of discontinued operations	(290)	28,959
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,126	10,870
(Accretion) amortization of (discount) premium on investment debt securities	(4,285)	964
Amortization of deferred financing costs	738	1,601
Write-off of fixed assets	—	2,399
Depreciation	179	411
Non-cash operating lease cost	604	1,219
Gain on extinguishment of debt	—	(21)
Gain on lease termination	—	(1,101)
Provision for allowance on credit losses	6	(7)
Changes in operating assets:
Accounts receivable	(2,936)	828
Prepaid expenses and other current assets	(3,004)	4,845
Inventory	403	215
Security deposits	(262)	3,656
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(39,805)	(10,485)
Operating lease liabilities	(593)	(1,449)
Interest payable	1	87
Net cash used in operating activities - continuing operations	(74,535)	(39,739)
Net cash (used in) provided by operating activities - discontinued operations	(364)	34,353
Net cash used in operating activities	(74,899)	(5,386)
Cash flows from investing activities:
Purchases of investment debt securities	(146,287)	(239,422)
Sales and maturities of investment debt securities	308,809	225,155
Purchases of equipment, leasehold improvements, and furniture and fixtures	(98)	(531)
Net cash provided by (used in) investing activities - continuing operations	162,424	(14,798)
Net cash used in investing activities - discontinued operations	(6,155)	—
Net cash provided by (used in) investing activities	156,269	(14,798)
Cash flows from financing activities:
Payments of employee withholding taxes related to stock-based awards	(318)	(345)
Proceeds from exercise of options, net	21	—
Payments for repurchases of convertible senior notes	—	(3,862)
Payments of debt issuance costs	—	(35)
Net cash used in financing activities - continuing operations	(297)	(4,242)
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash used in financing activities	(297)	(4,242)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	428	(2,977)
Net increase (decrease) in cash, cash equivalents and restricted cash	81,501	(27,403)
Cash, cash equivalents and restricted cash at beginning of period	55,860	94,409
Cash, cash equivalents and restricted cash at end of period	137,361	67,006
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	1,450
Cash, cash equivalents and restricted cash of continuing operations	$137,361	$65,556
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$(780)	$(3,173)
Non-cash investing and financing activities
Net increase in accrued fixed assets	$—	$13
Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$136,229	$58,019
Restricted cash	1,132	7,537
Total cash, cash equivalents and restricted cash	$137,361	$65,556

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Overview of Business

Intercept Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company founded in 2002 and focused on the development and commercialization of novel therapeutics to treat rare and serious liver diseases, including primary biliary cholangitis (“PBC”) and severe alcohol-associated hepatitis (“sAH”). The Company currently has one marketed product, Ocaliva (obeticholic acid or “OCA”) for the treatment of PBC.

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2023. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.

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

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements

included in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.

4. Discontinued Operations

On May 5, 2022, the Company entered into a series of agreements to sell the Company’s ex-U.S. commercial operations and sublicense the right to commercialize Ocaliva for PBC and, if approved, OCA for NASH outside of the United States (the “Disposition Transaction”) to Advanz Pharma and its affiliates (collectively, “Advanz”). Consideration under the agreements totaled $405 million up front, subject to adjustments including for cash, working capital, and assumed liabilities. The Company is entitled to receive an additional cumulative $45 million from Advanz contingent upon receipt of extensions of orphan drug exclusivity for Ocaliva from the European Medicines Agency (“EMA”) and Medicines and Healthcare products Regulatory Agency (“MHRA”). The Company would also receive royalties on any future net sales of OCA in NASH outside of the U.S., should Advanz obtain marketing authorization for this indication in ex-U.S. regions. The Company continues to be responsible for the manufacturing and supply of OCA globally while Advanz is responsible for packaging, distribution and commercialization of the therapy in all markets outside of the U.S. Under the Sublicense Agreement, the Company agreed to continue to conduct certain post-marketing work and other activities with respect to Ocaliva for PBC, including continuing to conduct certain PBC studies (the “PBC Post-Marketing Work”). The Company is being reimbursed by Advanz for a portion of the total R&D costs related to the PBC Post-Marketing Work.

On July 1, 2022, the Company completed the previously announced Disposition Transaction. As a result of this transaction, the Company’s international business was divested and its international commercial and medical infrastructure were transitioned to Advanz. Total cash consideration received upon closing was $366.5 million. Additional consideration of $38.5 million under the Share Purchase Agreement (the “SPA”) was settled in connection with the completion statements (the post-closing statements completing and adjusting the flow of funds from the closing of the Disposition Transaction), which included adjustments for cash, working capital, and assumed liabilities, resulting in a $6.2 million cash payment to Advanz during the six months ended June 30, 2023.

On May 15, 2023, the Company agreed with Advanz affiliates Mercury Pharma Group Limited (“Mercury”) and Advanz Pharma France SAS (“Advanz France”) to settle the responsibility of the Company for the liability of Advanz France to the French government for payback of past amounts received for product sales. Mercury paid the Company approximately $0.1 million, representing the difference between the liability estimated in the SPA and the actual liability agreed between the parties.

The total amount recognized as a reduction to Research & development expenses for a portion of the total R&D costs to be reimbursed by Advanz in relation to the PBC Post-Marketing Work was $2.1 million and $3.7 for the three and six months ended June 30, 2023. Cash inflows were $2.2 million and $3.3 for the three and six months ended June 30, 2023 under the Transitional Services Agreement (the “TSA”) and Sublicense Agreement.

All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.

As of June 30, 2023 and December 31, 2022, respectively, there were no assets or liabilities classified as discontinued operations.

The following table presents the results of operations related to the discontinued operations for the three and six months ended June 30, 2023 and 2022 respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Product revenue, net	$—	$28,628	$—	$58,065
Cost of sales	—	490	—	1,025
Selling, general and administrative	—	15,194	—	27,447
Research and development	—	55	—	251
Other expense, net	—	(96)	—	(383)
Income from discontinued operations	$—	$12,793	$—	$28,959
Loss on the sale of the ex-U.S. commercial operations and sublicense	(36)	—	(290)	—
Net (loss) income from discontinued operations	$(36)	$12,793	$(290)	$28,959

Stock-based compensation expense, included in net income from discontinued operations, was $3.2 million and $4.4 million for the three and six months ended June 30, 2022.

The following table presents the net cash provided by operating activities for the assets and liabilities classified as discontinued operations for the six months ended June 30, 2023 and 2022 respectively:

	Six Months Ended June 30,
	2023	2022
Net (loss) income from discontinued operations	$(290)	$28,959

Adjustment of non-cash activities	—	4,937
Increase in accounts receivable	—	(2,973)
Decrease in prepaid expenses and other current assets	—	881
Decrease in inventory	—	38
Decrease in security deposits	—	1
Increase in accounts payable, accrued expenses and other current liabilities	—	2,510
Reclassification of cash proceeds from sale of business to investing activities	(74)	—
Net cash (used in) provided by operating activities	$(364)	$34,353

Net payment of purchase price adjustment for Disposition Transaction	(6,155)	—
Net cash used in investing activities	$(6,155)	$—

5.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$136,229	$—	$—	$—	$136,229
Total cash and cash equivalents	136,229	—	—	—	136,229
Investment debt securities:
Commercial paper	85,974	—	—	(154)	85,820
Corporate debt securities	161,182	—	65	(716)	160,531
U.S. government agency bonds	16,475	—	—	(36)	16,439
U.S. Treasury securities	14,838	—	2	—	14,840
Total investment debt securities	278,469	—	67	(906)	277,630
Total cash, cash equivalents and investment debt securities	$414,698	$—	$67	$(906)	$413,859

	As of December 31, 2022
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$50,517	$—	$—	$—	$50,517
Total cash and cash equivalents	50,517	—	—	—	50,517
Investment debt securities:
Commercial paper	102,379	—	7	(183)	102,203
Corporate debt securities	304,234	—	33	(1,390)	302,877
U.S. government agency bonds	24,100	—	4	(109)	23,995
U.S. Treasury securities	5,993	—	—	(19)	5,974
Total investment debt securities	436,706	—	44	(1,701)	435,049
Total cash, cash equivalents and investment debt securities	$487,223	$—	$44	$(1,701)	$485,566

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of June 30, 2023
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$85,820	$(154)	$—	$—	$85,820	$(154)
Corporate debt securities	131,407	(624)	10,331	(92)	141,738	(716)
U.S. government agency bonds	16,439	(36)	—	—	16,439	(36)
Total	$233,666	$(814)	$10,331	$(92)	$243,997	$(906)

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$93,659	$(183)	$—	$—	$93,659	$(183)
Corporate debt securities	256,918	(1,174)	27,494	(216)	284,412	(1,390)
U.S. government agency bonds	17,866	(109)	—	—	17,866	(109)
U.S. Treasury securities	5,974	(19)	—	—	5,974	(19)
Total	$374,417	$(1,485)	$27,494	$(216)	$401,911	$(1,701)

At June 30, 2023 and December 31, 2022, respectively the Company had 71 and 122 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher) and the decline in fair value is largely due to market conditions and/or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaling $1.8 million and $2.4 million at June 30, 2023 and December 31, 2022, respectively, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

	(in thousands)
June 30, 2023
Assets
Cash and cash equivalents:
Money market funds	$15,617	$15,617	$—	$—
Available-for-sale investment debt securities:
Commercial paper	85,820	—	85,820	—
Corporate debt securities	160,531	—	160,531	—
U.S. government agency bonds	16,439	—	16,439	—
U.S. Treasury securities	14,840	14,840	—	—
Total financial assets	$293,247	$30,457	$262,790	$—

December 31, 2022
Assets
Cash and cash equivalents:
Money market funds	$27,035	$27,035	$—	$—
Available-for-sale investment debt securities:
Commercial paper	102,203	—	102,203	—
Corporate debt securities	302,877	—	302,877	—
U.S. government agency bonds	23,995	—	23,995	—
U.S. Treasury securities	5,974	5,974	—	—
Total financial assets	$462,084	$33,009	$429,075	$—

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

The aggregate fair value of all available-for-sale investment debt securities (commercial paper, corporate debt securities, U.S. government agency bonds, municipal bonds and U.S. Treasury securities), by contractual maturity, are as follows:

	Fair Value as of
	June 30, 2023	December 31, 2022

	(in thousands)
Due in one year or less	$266,127	$391,488
Due after one year through two years	11,503	43,561
Total investment debt securities	$277,630	$435,049

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

7.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	June 30, 2023	December 31, 2022

		(in thousands)
Office equipment and software	3	$465	$3,112
Leasehold improvements	Shorter of remaining lease term or useful life	395	395
Furniture and fixtures	7	1,280	1,280
Subtotal		2,140	4,787
Less: accumulated depreciation		(1,234)	(3,800)
Fixed assets, net		$906	$987

8.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	June 30, 2023	December 31, 2022

	(in thousands)
Work-in-process	$6,041	$6,230
Finished goods	231	232
Inventory	$6,272	$6,462

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30, 2023	December 31, 2022

	(in thousands)
Accounts payable	$85	$14,234
Accrued employee compensation	17,272	24,737
Accrued contracted services	40,149	58,875
Accrued rebates, returns, discounts and other incentives	11,963	14,460
Accrued income taxes payable	2,370	3,144
Other liabilities	1,843	1,527
Accounts payable, accrued expenses and other liabilities	$73,682	$116,977

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

The Company has submitted claims seeking to obtain tax credits for qualifying R&D expenses incurred in the 2015 through 2021 calendar years. As described further in Note 11, the 2019 RDEC claim was finalized during the quarter ended June 30, 2023, and therefore the $3.8 million payment received, which was previously deferred, was released into income as a reduction to research & development expenses.

10.   Current and Long-Term Debt

Debt, net of debt issuance costs and discounts, consisted of the following:

	June 30, 2023

	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total Current Portion of Long-Term Debt	Total Long-Term Debt

	(in thousands)
Principal	$111,143	$115,349	$109,808	$109,808	$226,492
Unamortized debt issuance costs	(1,466)	(1,423)	—	—	(2,889)
Net carrying amount	$109,677	$113,926	$109,808	$109,808	$223,603

	December 31, 2022

	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total Current Portion of Long-Term Debt	Total Long-Term Debt

	(in thousands)
Principal	$111,143	$115,349	$109,808	$109,808	$226,492
Unamortized debt issuance costs	(1,728)	(1,660)	(239)	(239)	(3,388)
Net carrying amount	$109,415	$113,689	$109,569	$109,569	$223,104

As of June 30, 2023 and December 31, 2022, the net carrying amount of the 2023 Convertible Notes was recorded in Current portion of long-term debt.

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

The approximate fair value of the Convertible Notes was determined as follows using Level 2 inputs based on quoted market values:

	June 30, 2023	December 31, 2022

	(in thousands)
2026 Convertible Secured Notes	$106,693	$108,012
2026 Convertible Notes	$92,240	$87,307
2023 Convertible Notes	$109,808	$107,680

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

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$972	$577	$892	$2,441	$1,945	$1,154	$1,784	$4,883
Amortization of debt issuance costs	132	119	120	371	262	237	239	738
Total interest expense	$1,104	$696	$1,012	$2,812	$2,207	$1,391	$2,023	$5,621

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$4,375	$577	$913	$5,865	$8,750	$1,154	$1,837	$11,741
Amortization of debt issuance costs	569	116	119	804	1,132	232	237	1,601
Total interest expense	$4,944	$693	$1,032	$6,669	$9,882	$1,386	$2,074	$13,342

The effective interest rates during the three and six months ended June 30, 2023 and June 30, 2022 for the 2026 Convertible Secured Notes, 2026 Convertible Notes and 2023 Convertible Notes are 4.03%, 2.44% and 3.69%, respectively.

Accrued interest on the Convertible Notes was approximately $3.5 million and $3.5 million as of June 30, 2023 and December 31, 2022, respectively.

The Company’s total recorded debt issuance costs are $8.7 million, which are being amortized using the effective interest method through the date of maturity. As of June 30, 2023 and December 31, 2022, respectively, $0 and $0.2 million of debt issuance costs for the 2023 Convertible Notes are unamortized on the condensed consolidated balance sheets in Current portion of long-term debt. As of June 30, 2023 and December 31, 2022, respectively, $2.9 million and

$3.4 million of debt issuance costs for the 2026 Convertible Secured Notes and 2026 Convertible Notes are unamortized on the condensed consolidated balance sheets in Long-term debt.

Cash payments for interest were $4.9 million and $11.7 million for the six months ended June 30, 2023 and 2022, respectively.

11. Research and Development Tax Credit

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

The Company submitted a claim seeking to obtain tax credits for qualifying R&D expenses incurred in the years ended December 31, 2019, 2020 and 2021. In February 2022, the Company received a payment for the 2019 claim of $3.8 million from His Majesty’s Revenue and Customs (“HMRC”).

The claim for 2019 was finalized and approved in the quarter ended June 30, 2023, at which time the Company recorded the net U.K. research and development tax credit payments received of $3.8 million (less $0.2 million due to foreign currency translation) as a reduction of research and development expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2023. In the three and six months ended June 30, 2022, the Company recorded U.K. research and development tax credits of $3.5 million as a reduction of research and development expense.

12.   Stock Compensation

In April 2023, the Company’s Compensation Committee and Board of Directors approved the 2023 Equity Incentive Plan (“2023 Plan”), which was approved by stockholders at the annual meeting of stockholders on May 24, 2023, and which is replacing the Company’s Amended and Restated Equity Incentive Plan (“2022 Plan”). Under the 2022 Plan and the 2023 Plan, the Company may grant stock options, which include incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”), stock grants, which include unrestricted shares, restricted shares (“RSAs”) and performance restricted shares (“PSAs”), and stock-based awards, which include restricted stock unit awards (“RSUs”) and performance restricted stock unit awards (“PRSUs”). The number of shares available to grant using the 2023 Plan consists of those shares which remained unallocated under the 2022 Plan, an additional allocation of 1.5 million shares, and shares subject to previously issued awards that are forfeited. The 2023 Plan will remain effective for a ten-year term, expiring in 2033. Other than the plan size and termination date, the provisions of the 2023 Plan are materially the same as the provisions of the 2022 Plan.

The estimated fair value of the stock options granted in the six months ended June 30, 2023, was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the six months ended June 30, 2023, was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the PRSUs granted in the six months ended June 30, 2023, was determined utilizing the Monte Carlo simulation method. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

The following table summarizes stock option activity during the six months ended June 30, 2023:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2022	2,087	$43.51	7.1	$4
Granted	630	$16.70	—	$—
Exercised	(1)	$15.16	—	$7
Cancelled/forfeited	(44)	$19.88	—	$—
Expired	(108)	$33.77	—	$—
Outstanding at June 30, 2023	2,564	$37.75	7.5	$213
Expected to vest	1,210	$18.74	8.8	$213
Exercisable	1,354	$54.73	6.3	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2023, the total compensation cost related to non-vested option awards not yet recognized is approximately $13.4 million with a weighted average remaining vesting period of 1.28 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Six Months Ended June 30,
	2023	2022
Volatility	69.5 - 72.6%	66.4 - 67.7%
Expected term (in years)	6.0	5.5 - 6.0
Risk-free rate	3.6 - 4.3%	1.3 - 2.8%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU and PRSU activity during the six months ended June 30, 2023:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2022	1,051	$23.90
Granted	1,192	$18.76
Vested	(122)	$21.34
Forfeited	(73)	$34.81
Non-vested awards at June 30, 2023	2,048	$20.67

As of June 30, 2023, there is approximately $31.4 million of total unrecognized compensation expense related to unvested RSUs and PRSUs which is expected to be recognized over a weighted average vesting period of 1.68 years.

During the six months ended June 30, 2023, the Company granted a total of 224,700 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $0.5 million and $0.9 million of stock-based compensation related to such PRSUs granted during the three and six months ended June 30, 2023.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

			(in thousands)
Selling, general and administrative	$4,643	$3,980	$9,064	$8,074
Research and development	1,619	1,401	3,062	2,796
Total stock-based compensation	$6,262	$5,381	$12,126	$10,870

13.   Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and six-month periods ended June 30, 2023 and 2022, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share. The Company utilized the control number concept in the computation of diluted earnings per share. The control number used is net loss from continuing operations. The control number requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss. Since the Company had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three and six-month periods ended June 30, 2023 and 2022, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Shares issuable upon conversion of Convertible Notes	6,923	25,507	6,923	25,510
Options	2,542	2,509	2,486	2,471
Unvested restricted stock units	2,056	1,534	1,919	1,451
Total	11,521	29,550	11,328	29,432

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

Patent Litigation

In August 2022, the Company received a paragraph IV certification notice letter from Zenara Pharma Private Limited (“Zenara”), a generic drug manufacturer, indicating that it had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of certain patents listed for Ocaliva in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”).

The paragraph IV certification notice alleged that the challenged Orange Book patents were invalid, unenforceable, and/or would not be infringed by the commercial manufacture, use, or sale of the generic products described in Zenara’s ANDA. Within 45 days of receipt of the paragraph IV certification notice, the Company initiated a patent infringement suit against Zenara in the United States District Court for the District of Delaware. Trial is scheduled for July 22, 2024. In June 2023, the Company received an additional paragraph IV certification notice letter from Zenara challenging an additional Orange Book patent. Within 45 days, in June 2023, the Company initiated a patent infringement suit against Zenara in the United States District Court for the District of Delaware. A trial date has not been set for that matter.

Separately, the Company previously settled ANDA litigation with six other generic manufacturers.

Patent litigation is costly and time-consuming, and successful challenges to the Company’s patents or other intellectual property rights could result in the Company losing those rights in the relevant jurisdiction, and could allow third parties to use the Company’s proprietary technologies without a license from the Company or its collaborators. While the Company intends to vigorously defend and enforce its intellectual property rights protecting Ocaliva, the Company can offer no assurances regarding when patent lawsuits such as the Zenara lawsuit will be decided, which side will prevail, or whether a generic equivalent of Ocaliva could be approved and enter the market before the expiration of the Company’s patents without license from the Company.

15. Subsequent Events

Repayment of 2023 Convertible Notes

The 2023 Convertible Notes matured on July 1, 2023. The Company made a cash repayment for the total principal amount due of $109.8 million under the 2023 Convertible Notes, in addition to payment of the remaining outstanding interest due of $1.8 million.

Restructuring

On June 23, 2023, the Company announced the adoption of a workforce reduction and expense reduction plan (the “Restructuring Plan”), including a workforce reduction of approximately one third, and discontinuance of NASH-related investment. The intent of the Restructuring Plan is to strengthen the Company’s focus on the treatment of rare and serious liver diseases, and significantly reduce operating expenses. The Company estimates that it will incur $16.0 million in employee-related restructuring charges in connection with the restructuring, consisting of (i) approximately $15.0 million in cash-based expenses related to employee severance and notice period payments, benefits and related costs, and (ii) approximately $1.0 million in non-cash stock-based compensation expense related to the vesting of stock-based awards. The Company initiated communications to impacted employees in the third quarter of 2023, and expects the majority of the workforce reductions to be completed by the end of 2023. The Company expects the majority of restructuring costs to be incurred during the third quarter of 2023.

The Company recognizes restructuring charges when the liability is probable, and the amount is estimable. The related employee termination benefits are accrued at the date that management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits. Potentially impacted employees had not been notified as of June 30, 2023.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat rare and serious liver diseases, including primary biliary cholangitis (“PBC”) and severe alcohol-associated hepatitis (“sAH”), using our proprietary bile acid chemistry. Our first marketed product, Ocaliva® (obeticholic acid or “OCA”), is a farnesoid X receptor (“FXR”) agonist approved in the United States and other jurisdictions for the treatment of PBC in combination with ursodeoxycholic acid (“UDCA”) in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA.

In addition to commercializing OCA for PBC under the Ocaliva brand name, we are also currently developing other product candidates, including a combination of OCA and bezafibrate for the treatment of PBC, and our INT-787 compound, an FXR agonist, for the treatment of sAH.

Ocaliva was approved for PBC by the U.S. Food and Drug Administration (the “FDA”) in May 2016 under the accelerated approval pathway. We commenced sales and marketing of Ocaliva in the United States shortly after receiving approval, and Ocaliva is now available to U.S. patients primarily through a network of specialty pharmacy distributors. Beginning in 2016, Ocaliva also received conditional or other regulatory approvals in the European Union, the United Kingdom, Canada, and other jurisdictions. Ocaliva received orphan drug designation in both the United States and the European Union for the treatment of PBC. In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva.

In June 2022, we announced topline results from our COBALT trial and HEROES-US study. In September 2022, we had a supplemental new drug application (“sNDA”) pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from the COBALT and HEROES-US studies as well as additional data, including supplemental real-world evidence (“RWE”) from large data-sets in the United States and Europe, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. Because COBALT was terminated early and did not meet its primary endpoint due to the challenges in enrolling and maintaining a placebo-controlled post-marketing study in a rare disease setting, we are relying in part on supplemental RWE as part of our evidence package. Based on its review of our sNDA, the FDA may decide, including due to its evaluation of efficacy and safety data (including real-world data, or “RWD”), that this evidence package does not support fulfillment of our post-marketing obligations. If the FDA does not provide full approval for Ocaliva for PBC, we may not be able to maintain our marketing approval, or the FDA could require us to conduct additional studies or analyses in order to maintain our marketing approval.

In December 2022, we submitted to the FDA a new drug application (“NDA”) for OCA for the treatment of pre-cirrhotic liver fibrosis due to nonalcoholic steatohepatitis (“NASH”), based on data from our then-ongoing Phase 3 REGENERATE trial and other clinical trial data. In May 2023, a majority of the members of an advisory committee of the FDA voted that given the available efficacy and safety data, the benefits of OCA 25 mg did not outweigh the risks in NASH patients with stage 2 or 3 fibrosis, and that approval should be deferred until clinical outcomes data from the REGENERATE trial are submitted and reviewed, at which time approval could be reconsidered. In June 2023, we announced receipt from the FDA of a complete response letter (“CRL”) to the NDA. In the CRL, the FDA stated its determination that the NDA could not be approved in its present form. Based on the content of the CRL, any resubmission of an NDA for OCA in NASH would require, at a minimum, successful completion of the long-term outcomes phase of the REGENERATE study. As a result of the CRL, we decided to discontinue all NASH-related investment, including closing out the REGENERATE trial; restructure our operations to strengthen our focus on rare and serious liver diseases; and significantly reduce operating expenses.

We are conducting two Phase 2 studies (Studies 747-213 and 747-214) of OCA in combination with bezafibrate, a peroxisome proliferator-activated receptor (“PPAR”) agonist, in patients with PBC, evaluating drug efficacy, safety, and tolerability. We also have completed a Phase 1 study that assessed multiple dose combinations of OCA and bezafibrate, and we have an open Investigational New Drug (“IND”) application with the FDA. In May 2023, we received orphan drug designation from the FDA for the fixed-dose combination (“FDC”) of OCA and bezafibrate for PBC.

In June 2023, we announced results from a planned interim analysis of our ongoing Study 747-213, assessing improvements in serum biomarkers of hepatic function, cholestasis, and inflammation, in patients with PBC after treatment with an investigational combination of OCA and bezafibrate. Results from the full interim data set showed that the combination of OCA 5-10 mg and bezafibrate 400 mg was effective in normalizing multiple biochemical markers associated with PBC-induced liver damage. The goal of this interim analysis was to assess improvements in serum biomarkers of PBC-induced liver damage, including alanine transaminase (“ALT”) and aspartate aminotransferase (“AST”), as well as markers shown to predict transplant-free survival, including alkaline phosphatase (“ALP”), gamma-glutamyl transferase (“GGT”), and total bilirubin. Safety was assessed by monitoring of adverse events (“AEs”) and laboratory values. The primary efficacy endpoint of Study 747-213 is change in ALP from baseline to week 12. Treatment-emergent adverse events (“TEAEs”) were generally balanced across all treatment arms, with the majority being mild and not related to the study drug. No deaths occurred in the study. By the fourth quarter of 2023, we expect to have necessary data, which will include analyses from both Phase 2 studies, in addition to Phase 1 and preclinical data, to request an end-of-phase 2 meeting with the FDA. Our longer-term goal is to develop and seek regulatory approval for an FDC regimen in PBC.

In addition, our product pipeline includes our INT-787 compound, an FXR agonist. We submitted an IND for INT-787 in the first half of 2022, which is now active, and we announced plans to focus development of INT-787 in sAH. We initiated a Phase 2a trial evaluating the safety, tolerability, efficacy and pharmacokinetics of INT-787 in subjects with sAH.

Sale of our ex-U.S. commercial operations to Advanz Pharma

The sale of our ex-U.S. commercial operations to Advanz Pharma and affiliates (collectively, “Advanz”) and sublicense of the right to commercialize Ocaliva for PBC and, if approved, OCA for NASH, outside of the United States for $405 million (subject to adjustments including for cash, working capital, and assumed liabilities) plus a potential $45 million earnout allowed us to capitalize on an opportunity supporting multiple pathways for the future and strengthened our balance sheet, and allowed us to focus our resources on the United States, our largest market.

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

Recent Developments

In June 2023, we announced a restructuring to strengthen our focus on rare and serious liver diseases and significantly reduce operating expenses, including by discontinuing all NASH-related investment and reducing our workforce by approximately one third. We plan to maintain the scale of our current field sales organization to support the growth potential of Ocaliva.

In July 2023, the 2023 Convertible Notes matured and the Company made a cash repayment for the total principal amount due of $109.8 million, in addition to payment of the remaining outstanding interest due of $1.8 million.

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

We recognized net sales of Ocaliva of $83.7 million and $71.8 million for the three months ended June 30, 2023 and 2022, respectively, and $151.7 million and $130.9 million for the six months ended June 30, 2023 and 2022, respectively.

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative expenses as a result of, among other initiatives, the commercialization of Ocaliva for PBC in the United States, and in support of our other future approved products, if any, along with any maintenance of our general and administrative infrastructure.

In addition, we incurred significant selling, general and administrative expenses in connection with the preparation for the potential commercialization of OCA for liver fibrosis due to NASH, which was not approved by the FDA, and we now expect to incur incremental expenses as part of the wind-down of our NASH program.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including conducting preclinical studies and clinical trials, pursuing regulatory approvals and engaging in other product development activities. We recognize research and development expenses as they are incurred.

We have incurred and expect to continue to incur significant research and development expenses as a result of, among other initiatives, our clinical trial work on the combination of OCA and bezafibrate for treatment of PBC, and on INT-787 for treatment of sAH, and our regulatory approval efforts, including potential post-marketing work in support of OCA for PBC.

To date, we had incurred significant research and development expenses as a result of our clinical development program for OCA for NASH, however, given that it did not receive FDA approval, we no longer anticipate incurring incremental expenses in the program beyond any expenses to shut down the REGENERATE study and wind down all NASH-related spending within our R&D function.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

	(in thousands)
Revenue:
Product revenue, net	$83,718	$71,757
Total revenue	83,718	71,757

Operating expenses:
Cost of sales	185	309
Selling, general and administrative	53,346	39,985
Research and development	37,306	44,826
Total operating expenses	90,837	85,120

Other (expense) income:
Interest expense	(2,812)	(6,669)
Other income (expense), net	4,105	(289)
Total other income (expense), net	1,293	(6,958)

Loss from continuing operations	$(5,826)	$(20,321)
(Loss) income from discontinued operations	$(36)	$12,793
Net loss	$(5,862)	$(7,528)

Revenues

Product revenue, net was $83.7 million and $71.8 million for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, product revenue, net was solely comprised of U.S. Ocaliva net sales. The increase in product revenues was driven by operational growth, primarily due to increased unit sales volumes, higher pricing and lower gross to net deductions.

Cost of sales

Cost of sales was $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Our cost of sales for the three months ended June 30, 2023 and 2022 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $53.3 million and $40.0 million for the three months ended June 30, 2023 and 2022, respectively. The $13.3 million net increase between periods was primarily driven by personnel costs due to higher headcount, higher promotion costs for a potential NASH product launch and preparation costs for a potential NASH launch.

Research and development expenses

Research and development expenses were $37.3 million and $44.8 million for the three months ended June 30, 2023 and 2022, respectively. The $7.5 million net decrease between periods was primarily driven by lower costs for NASH and cholestasis related R&D activities, along with R&D cost-sharing reimbursements from Advanz.

Interest expense

Interest expense was $2.8 million and $6.7 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was driven by lower contractual interest expense due to the reduction of principal debt outstanding. For the quarters ended June 30, 2023 and 2022, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes.

Other income (expense), net

Other income (expense), net was $4.1 million and $(0.3) million for the three months ended June 30, 2023 and 2022, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

(Loss) income from discontinued operations

(Loss) income from discontinued operations was $(0.0) and $12.8 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in (loss) income from discontinued operations was a result of no product revenues realized or operating expenses incurred during the three months ended June 30, 2023, given the completion of the sale in 2022.

Income taxes

For the three months ended June 30, 2023 and 2022, no income tax expense or benefit was recognized for continuing or discontinued operations. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Revenue:
Product revenue, net	$151,676	$130,903
Total revenue	151,676	130,903

Operating expenses:
Cost of sales	407	532
Selling, general and administrative	111,003	77,739
Research and development	79,017	92,719
Total operating expenses	190,427	170,990

Other (expense) income:
Interest expense	(5,621)	(13,342)
Other income (expense), net	6,665	(342)
Total other income (expense), net	1,044	(13,684)

Loss from continuing operations	$(37,707)	$(53,771)
(Loss) income from discontinued operations	$(290)	$28,959
Net loss	$(37,997)	$(24,812)

Revenues

Product revenue, net was $151.7 million and $130.9 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, product revenue, net was solely comprised of U.S. Ocaliva net sales. The increase in product revenues was driven by operational growth, primarily due to increased unit sales volumes, higher pricing and lower gross to net deductions.

Cost of sales

Cost of sales was $0.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. Our cost of sales for the six months ended June 30, 2023 and 2022 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $111.0 million and $77.7 million for the six months ended June 30, 2023 and 2022, respectively. The $33.3 million net increase between periods was primarily driven by personnel costs due to higher headcount, higher product promotion and preparation costs for a potential NASH product launch and costs related to our patent litigation.

Research and development expenses

Research and development expenses were $79.0 million and $92.7 million for the six months ended June 30, 2023 and 2022, respectively. The $13.7 million net decrease between periods was primarily driven by lower costs for NASH and cholestasis related R&D activities, mainly the wind-down of REVERSE, along with R&D cost-sharing reimbursements from Advanz.

Interest expense

Interest expense was $5.6 million and $13.3 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was driven by lower contractual interest expense due to the reduction of principal debt outstanding. For the six months ended June 30, 2023 and 2022, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes.

Other income (expense), net

Other income (expense), net was $6.7 million and $(0.3) million for the six months ended June 30, 2023 and 2022, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

(Loss) income from discontinued operations

(Loss) income from discontinued operations was ($0.3) million and $29.0 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in (loss) income from discontinued operations was a result of no product revenues realized or operating expenses incurred in the six months ended June 30, 2023, given the completion of the sale in 2022.

Income taxes

For the six months ended June 30, 2023 and 2022, no income tax expense or benefit was recognized for continuing or discontinued operations. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of liquidity

Since inception, we have incurred significant operating losses, and our continuing operations have never been profitable. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements and the sale of our ex-U.S. commercial operations.

Continued cash generation is highly dependent on the success of our commercial product, Ocaliva, as well as the success of our product candidates if approved. We also currently are engaged in a corporate restructuring, significantly reducing operating expenses by actions including discontinuing all NASH-related investment, and reducing our workforce by approximately one third.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the commercialization of Ocaliva for PBC, the discontinued investment in OCA for NASH, and general and administrative operations, including the protection of our intellectual property. We intend to continue to develop our products and product candidates for rare and serious liver diseases. Our net losses and negative operating cash flows have had, and, if they continue, will continue to have, an adverse effect on our stockholders’ equity and working capital.

Our executive officers and our Board of Directors periodically review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses and interest payments.

We expect to continue to incur significant expenses as we, among other things, develop and seek regulatory approval for our product candidates, and maintain our regulatory approval for and commercialize our approved products. We believe that our prospects and ability to significantly grow revenues will be dependent on our ability to successfully develop and commercialize our product candidates, and to identify strategic business development opportunities to leverage our capabilities in rare and serious liver diseases. As a result, we expect to continue to devote significant resources to our pipeline and to research and development.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash from continuing operations (used in) provided by:
Operating activities	$(74,535)	$(39,739)
Investing activities	162,424	(14,798)
Financing activities	(297)	(4,242)
Effect of exchange rate changes	428	(2,977)
Net (decrease) increase in cash, cash equivalents and restricted cash classified as discontinued operations	(6,519)	34,353
Net increase (decrease) in cash, cash equivalents and restricted cash	$81,501	$(27,403)

Operating Activities. Net cash used in operating activities for continuing operations of approximately $74.5 million during the six months ended June 30, 2023 was primarily a result of our $38.0 million net loss from continuing operations, and a net decrease in operating assets and operating liabilities of $46.2 million, driven by a decrease in accounts payable and accrued expenses, partially offset by $12.1 million in stock-based compensation.

Net cash used in operating activities for continuing operations of approximately $39.7 million during the six months ended June 30, 2022 was primarily a result of our $53.8 million net loss from continuing operations, and a net decrease in operating assets and operating liabilities of $2.3 million, partially offset by $10.9 million in stock-based compensation, $2.4 million of write-offs of fixed assets and $1.2 million for non-cash operating lease costs. Cash flows for the six months ended June 30, 2022 include cash receipts of $3.8 million reflecting payments from His Majesty’s Revenue and Customs (“HMRC”) for U.K. R&D tax credit claims.

Investing Activities. For the six months ended June 30, 2023, net cash provided by investing activities for continuing operations of approximately $162.4 million primarily reflects the sales and maturities of investment debt securities of $308.8 million, partially offset by the purchase of investment debt securities of $146.3 million.

For the six months ended June 30, 2022, net cash used in investing activities for continuing operations of approximately $14.8 million primarily reflects the purchase of investment debt securities of $239.4 million, partially offset by the sales and maturities of investment debt securities of $225.2 million.

Financing Activities. Net cash used in financing activities for continuing operations of approximately $0.3 million in the six months ended June 30, 2023 primarily consisted of payments of $0.3 million for employee withholding taxes related to stock-based awards.

Net cash used in financing activities for continuing operations of approximately $4.2 million in the six months ended June 30, 2022 primarily consisted of $3.9 million from payments for the repurchase of 2023 Convertible Notes.

Net change in cash, cash equivalents and restricted cash – discontinued operations. Net decrease in cash, cash equivalents and restricted cash for discontinued operations in the six months ended June 30, 2023 consisted of approximately $6.2 million of cash used in investing activities for net payments made to Advanz and $0.4 million of cash used in operating activities, primarily a result of $0.3 million net loss from discontinued operations.

Net increase in cash, cash equivalents and restricted cash for discontinued operations in the six months ended June 30, 2022 consisted of net cash provided by operating activities of approximately $34.4 million, primarily a result of $29.0 million net income from discontinued operations, $4.4 million in stock-based compensation and an increase in operating assets and operating liabilities of $0.5 million.

Future Funding Requirements

We are currently developing product candidates through various stages of clinical and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In addition, we have incurred and anticipate that we will continue to incur significant research and development, product sales, marketing, manufacturing and distribution expenses relating to the commercialization of Ocaliva for PBC. As part of our longer-term strategy, we anticipate that we will incur significant expenses in connection with our research and development efforts, the commercialization of product candidates, if approved, and the maintenance of our general and administrative infrastructure. We may also engage in business development activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses.

As of June 30, 2023, we had $415.0 million in cash, cash equivalents, restricted cash and investment debt securities. We expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2023. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC, our post-marketing obligations for Ocaliva for PBC, research and development, including clinical trials, for our product candidates, the closing out of the REGENERATE study, and the winding down of our NASH program. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2023, our funds are primarily held in U.S. government agency bonds, U.S. Treasury securities, corporate bonds, commercial paper and money market accounts.

In the prior year, we used a combination of cash proceeds received from the sale of our international business as well as common stock to fund the repurchases of the 2026 Convertible Secured Notes. In July 2023, we repaid in full the $111.6 million outstanding principal and interest amount due on the matured 2023 Convertible Notes with cash on hand. Our long~~-~~term obligations include $226.5 million of convertible notes scheduled to mature in 2026, which will need to be paid off or refinanced, if not converted. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. On March 24, 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock through Cowen, in an at-the-market offering program (an “ATM”), up to an initial amount of $100.0 million. We did not sell any shares under our ATM during the three and six months ended June 30, 2023. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, to issue new securities, or to refinance or repurchase existing securities, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements, and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to, those factors listed above under “Cautionary Note Regarding Forward-Looking Statements”.

We have no committed external sources of funding, and additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Funding Requirements—Future Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, and there have been no material changes to our market risk from that disclosed under the caption “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

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

Item 1A. Risk Factors.

On account of changes since our last periodic filing, including the termination of our NASH program, below is a restatement in full of our risk factors last set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Investing in our securities involves a high degree of risk. The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered before deciding whether to invest in our securities. The risks and uncertainties described below and in our other filings are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks, or such unknown risks, occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In that case, the market price of our securities could decline, and you may lose all or part of your investment.

Risks Related to the Development and the Regulatory Review and Approval of Our Products and Product Candidates

We cannot be certain whether Ocaliva will receive full approval for PBC in the United States. Furthermore, we may not receive regulatory approval for any other product candidate. Without regulatory approval, we will not be able to market and commercialize our product candidates.

The development, testing, manufacture, packaging, labeling, storage, approval, promotion, advertising, distribution, marketing and export and import, among other things, of our products and product candidates are subject to extensive regulation by the FDA in the United States. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. Currently, our ability to generate product sales depends on the successful marketing of Ocaliva for PBC. In the future, our ability to generate product sales in addition to those of Ocaliva for PBC will depend on whether we are successful in obtaining regulatory approval of our other product candidates.

Ocaliva is our only drug that has been approved for sale, and it has only been approved for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA. In the United States, Ocaliva was approved for PBC under the accelerated approval pathway. Accelerated approval was granted for Ocaliva for PBC based on a reduction in ALP; however, continued approval of Ocaliva for PBC in the United States is contingent upon the verification and description of clinical benefit in confirmatory trials and our satisfaction of our other post-marketing regulatory requirements. Any failure by us to confirm the clinical benefit and/or satisfy the FDA’s risk-benefit assessment of Ocaliva for PBC may jeopardize the continued approval of Ocaliva for PBC. For example, in June 2023, we received a CRL from the FDA with respect to our NDA for OCA for pre-cirrhotic liver fibrosis due to NASH. The CRL indicated that, based on the data the FDA had reviewed, the FDA determined that the predicted benefit of OCA remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with pre-cirrhotic liver fibrosis due to NASH. Such risk-benefit concerns may also apply to Ocaliva for PBC as it involves the same compound as OCA for pre-cirrhotic liver fibrosis due to NASH.

In addition, we continue to work to execute on our post-marketing regulatory commitments with respect to Ocaliva. In June 2022, we announced topline results from our COBALT trial. The primary endpoint, as agreed with the FDA, was time to first occurrence of any of the following clinical endpoints: all-cause death, liver transplant, hospitalization for other serious liver-related events, signs of progression to hepatic decompensation, or signs of development of portal hypertension. The study did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint: 71 subjects in the Ocaliva arm progressed to clinical events compared to 80 in the placebo arm (p=0.30; HR 0.84). The safety and tolerability of Ocaliva were consistent with its known profile, and adverse events were in line with expectations for patients with advanced PBC based on the natural history of the disease. In June 2022, we also announced topline results for our HEROES-US study, a retrospective real-world study that evaluated data from a U.S. claims database, to compare clinical outcomes in a pre-defined group of patients with PBC who were treated with Ocaliva and a comparable group of PBC patients who were eligible, but who were not treated with Ocaliva. The results from the HEROES-US study showed a statistically significant and clinically meaningful reduction in all-cause death, liver transplant, or hospitalization for hepatic decompensation among Ocaliva-treated patients compared to the control group. In the Ocaliva arm (unweighted n=429), 8 events were observed compared to 226 in the control group (unweighted n=4,585) with a weighted hazard ratio of 0.37 (p<0.001). HEROES-US is one of two HEROES studies we are conducting that uses real-world data (“RWD”) to assess the impact of Ocaliva on clinical outcomes in PBC patients.

In September 2022, we had a supplemental new drug application (“sNDA”) pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from the COBALT and HEROES-US studies as well as additional data, including supplemental real-world evidence (“RWE”) from large data-sets in the United States and Europe, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. Because COBALT was terminated early and did not meet its primary endpoint due to the challenges in enrolling and maintaining a placebo-controlled post-marketing study in a rare disease setting, we are relying in part on supplemental RWE as part of our evidence package. Based on its review of our sNDA, the FDA may decide, including due to its evaluation of efficacy and safety data (including real-world data, or “RWD”), that this evidence package does not support fulfillment of our post-marketing obligations. If the FDA does not provide full approval for Ocaliva for PBC, we may not be able to maintain our marketing approval, or the FDA could require us to conduct additional studies or analyses in order to maintain our marketing approval.

Ocaliva is not approved for any indication other than PBC. We currently have no other products approved for sale, and we cannot guarantee that we will ever have additional marketable products. NDAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete and approval is not guaranteed. Even after the submission of an NDA, the FDA may decide not to accept the submission for filing and review or may determine that the submission does not support approval. For example, in 2020 and 2023, we received CRLs from the FDA with respect to our NDAs for OCA for liver fibrosis due to NASH. The CRLs indicated that, based on the data the FDA had reviewed, the FDA determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH.

In order to obtain and/or maintain regulatory approval for additional products or indications, we will need to complete additional clinical trials and studies. Our ability to obtain and maintain the regulatory approvals necessary to commercialize additional products or indications will depend on our ability to successfully design, conduct and complete these trials, the efficacy, safety and risk-benefit profile demonstrated by such trials and our ability to prepare and submit complex regulatory filings in accordance with applicable regulatory requirements.

There can be no assurance that Ocaliva will receive full approval from the FDA or that any of our other product candidates will receive marketing approval for any indication in any jurisdiction. We cannot predict whether our clinical trials and studies for our product candidates will be successful, whether regulatory authorities will agree with our conclusions relating to the clinical trials and studies we conduct, or whether such regulatory authorities will require us to conduct additional clinical trials or studies.

If we are unable to obtain or maintain regulatory approval for OCA for PBC or for other indications, we may not be able to generate sufficient revenue to maintain profitability or to continue our operations.

Breakthrough therapy designation may not lead to faster development or regulatory processes or increase the likelihood that the FDA will approve a product candidate that may receive breakthrough therapy designation.

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

In January 2015, we received breakthrough therapy designation for OCA for the treatment of NASH patients with liver fibrosis. However, there is no guarantee that the receipt of breakthrough therapy designation will result in a faster development process, review or approval or increase the likelihood of marketing approval. Notwithstanding our receipt of breakthrough therapy designation, in June 2020 we received a CRL from the FDA with respect to our NDA for OCA for liver fibrosis due to NASH. Although we re-submitted our NDA seeking accelerated approval of OCA for the treatment of pre-cirrhotic liver fibrosis due to NASH to the FDA in December 2022, we received another CRL from the FDA in June 2023, and, as a result thereof, decided to discontinue all NASH-related investment. Similarly, any future breakthrough therapy designation relating to any other indication or product candidate will neither guarantee a faster development process, review or approval nor improve the likelihood of the grant of marketing approval by the FDA compared to conventional FDA procedures. In addition, the FDA may withdraw any breakthrough therapy designation at any time. While we may seek breakthrough therapy designation for one or more of our product candidates in the future, we can give no assurance that the FDA will grant such status.

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

In September 2021, the United States Court of Appeals for the Eleventh Circuit decided in Catalyst Pharmaceuticals, Inc. v. FDA that the FDA’s interpretation of orphan drug exclusivity “for the same drug for the same disease or condition” as meaning the same “use or indication” was inappropriately narrow. This decision had the potential to significantly broaden the scope of orphan drug exclusivity for drugs that receive marketing approval for orphan indications that are narrower than their orphan-designated conditions in the United States. On January 24, 2023, the FDA issued a statement to address the uncertainty created by the circuit court’s decision in Catalyst. This notification announced that, at this time, in matters beyond the scope of that court order (i.e., ordering the FDA to set aside its approval of the specific drug at issue), the FDA intends to continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We cannot guarantee which rules and interpretations will govern going forward in different situations, that the FDA will maintain this current position, or that other judicial actions will not impact the FDA’s application of the Orphan Drug Act.

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

We rely entirely on third parties for the manufacture of our product requirements for our preclinical studies and clinical trials, as well as our commercial supply of Ocaliva and, if approved, our other product candidates, and also depend on third-party vendors and CROs for certain of our clinical trial and product development activities. Our business could be harmed if our third-party manufacturers fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices, or if our third-party vendors or CROs assisting us with our clinical trials and product development activities fail to comply with their contractual commitments or applicable regulatory obligations or if we lose our relationships with our third-party vendors and CROs.

We do not manufacture the pharmaceutical products that we sell or the product candidates that we are developing. We rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient (“API”) and finished product for our commercial sales and for our existing and anticipated clinical trials and preclinical studies. Any inability by our contract manufacturers to continue to provide services to us for any reason, including due to supply chain or business disruptions due to pandemics, geopolitics, or otherwise, could disrupt the supply chain for our pharmaceutical products and product candidates and materially and adversely affect our commercialization efforts and clinical development program, and we may be unable to identify, qualify and engage replacement suppliers on terms that are favorable to us on a timely basis, if at all.

We rely on our suppliers for the manufacture and commercial supply of API. We are currently dependent upon a limited number of suppliers, with whom we have contractual arrangements, although we are working on developing further sources of supply. While we have procured supplies of API for the commercialization of Ocaliva for PBC and for preclinical and clinical purposes, we may not be able to procure sufficient supplies of API on an ongoing basis. If these suppliers are unable to provide adequate supply, we may not be able to meet our long-term commercial supply requirements of API for the manufacture of Ocaliva or other products, on acceptable terms, or at all. Under our Supply and Manufacture Agreement (“SMA”) with Advanz Pharma and its affiliates (collectively, “Advanz”), we also have an obligation to supply Advanz with OCA in bulk tablet form. If we encounter supply chain delays or are unable to procure sufficient supplies of OCA, we may not be able to fulfill our supply obligations to Advanz under the SMA, and this could also impact the fulfillment of our own supply needs for OCA. We do not have agreements for long-term supplies of any of our product candidates other than OCA. We currently obtain supplies and services relating to our other product candidates from our third-party contract manufacturers on a purchase order basis.

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

Any of these factors could disrupt the supply of our product candidates or approved products, cause us to incur higher costs, delay the approval of our product candidates or prevent or disrupt the commercialization of our approved products. Furthermore, if any of our product candidates are approved and our contract manufacturers fail to deliver the required commercial quantities of API or finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for such product candidate following its approval and could lose potential revenue. It may take several years to establish an alternative long-term source of supply and to have any such new source approved by the regulatory authorities that regulate our products.

We depend on third-party vendors and CROs for certain of our clinical trial and product development activities. If any of these providers fail to comply with their contractual commitments or applicable regulatory obligations, including the completion of deliverables in a timely manner and in accordance with acceptable quality standards, including due to supply chain or business disruptions due to pandemics, geopolitics, or otherwise, our business could be materially and adversely affected. In addition, if we are unable to maintain our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could materially and adversely affect our clinical trial and product development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that such a provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. Any third-party vendors and CROs that we retain are subject to the FDA’s regulatory requirements and similar foreign standards, and we do not have control over compliance with these regulations by these providers. The FDA and other relevant regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If these regulations are not adhered to by these providers, or if such providers fail to timely correct any non-compliance, or if COVID-19 or related public health safety measures prevent the FDA or other relevant regulatory authorities from conducting inspections or other regulatory activities, the commercialization and development of our product candidates or approved products could be delayed, which could materially and adversely harm our business and financial condition.

Even though we have received conditional approval of Ocaliva for PBC, we and our contract manufacturers are still subject to strict, ongoing regulatory requirements.

Even though we have received conditional approval of Ocaliva for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA, we and our contract manufacturers are subject to ongoing regulatory requirements relating to, among other things, Ocaliva’s manufacturing, packaging, labeling and storage. In addition, we and our contract manufacturers and our contract manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and the requirements of other similar regulatory authorities, including requirements that quality control and manufacturing procedures conform to cGMPs. As such, we and our contract manufacturers are subject to periodic cGMP inspections and other inspections and audits required by law or industry standard and must continue to expend time, money and effort to ensure compliance with applicable manufacturing, production and quality control requirements. We are also required to report certain adverse reactions and production problems, if any, to the FDA, EMA and other similar regulatory authorities and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and generally must be consistent with the information in the product’s approved label.

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

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that certain of these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a Dear Health Care Provider (“DHCP”) letter, and the FDA also subsequently issued its own drug safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforced the then-existing dosing schedule for patients with Child-Pugh Class B or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva and have engaged with relevant regulatory authorities to ensure that the Ocaliva label sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis.

In 2020, the FDA notified us that, in the course of its routine safety surveillance, in May of that year, it began to evaluate a newly identified safety signal (“NISS”), regarding liver disorder for Ocaliva, which the FDA classified as a potential risk, focused on a subset of the cirrhotic, or more advanced, PBC patients who had taken Ocaliva. In May 2021, the NISS process was concluded, and we aligned with the FDA on updated Ocaliva prescribing information in the United States, and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction. This issue, and any other safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business including future revenue generated by Ocaliva.

Regulators other than the FDA may also require safety and labeling changes.

We are subject to uncertainty relating to pricing and reimbursement. Failure to obtain or maintain adequate coverage, pricing and reimbursement for Ocaliva for PBC or any future products could have a material adverse impact on our ability to commercialize such products.

The availability and extent of coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC, and our ability to obtain adequate pricing for such products are key factors that will affect our future commercial prospects. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. Sales of our products depend and will depend substantially, both domestically and internationally, on the extent to which their cost will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Accordingly, the coverage and reimbursement decisions of such governmental and private healthcare payors could reduce the demand for, or the price paid for, our products. If these payors do not consider our products to be cost-effective alone, or relative to other approved therapies, they may not cover our products or, if they do, they may apply utilization management restrictions, high patient cost-sharing obligations, or restrictions on the level of reimbursement.

For example, our former affiliate in France (which we sold to Advanz on July 1, 2022), had initiated sales of Ocaliva prior to finalization of reimbursement terms, and, in February 2022, withdrew its reimbursement application for Ocaliva for treatment of PBC, on account of inability to reach mutually acceptable pricing terms with French regulators, with the expected result of Advanz having to partially pay back past reimbursements.

Third-party payors are increasingly challenging the prices charged for pharmaceuticals products, and many also limit reimbursement for newly approved products and indications. Third-party payors often attempt to contain healthcare costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for drugs. As a result, they may not provide adequate payment for our products. Similarly, the containment of healthcare costs has become a priority for federal and state governments and the pricing of pharmaceutical products has been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, requirements for substitution of generic products and requirements to demonstrate a specific degree of improvement in terms of medical benefit compared to existing therapies. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could adversely affect our ability to successfully commercialize our products. In addition, we may be required to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products to payors’ satisfaction. Such studies might require us to commit a significant amount of management’s time and our financial and other resources, and our products might not ultimately be considered cost-effective.

The Inflation Reduction Act (the “IRA”) was signed into law by President Biden in August 2022. The IRA makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs, starting in 2028. We have evaluated, and will continue to evaluate, the effect of the IRA on our business. At this time, we do not expect the IRA to have a material effect.

We do not know if Ocaliva for PBC will maintain acceptance from third-party payors. The coverage determination process is a time-consuming and costly process that requires us to provide scientific and clinical support for the use of Ocaliva for PBC and our other future approved products, if any, to each payor separately, with no assurance that coverage will be obtained or maintained. The market for a drug depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Third-party payors may refuse to include a particular drug in their formularies or restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which the branded drug is approved. Due to there being no uniform policy of coverage and reimbursement in the United States among commercial payors, coverage and reimbursement for pharmaceutical products may differ significantly from payor to payor. If we are unable to obtain and maintain adequate coverage from third-party payors, the adoption of Ocaliva for PBC and our other future approved products, if any, by physicians and patients may be limited. This in turn could affect our ability to successfully commercialize Ocaliva for PBC or other future approved products and have a material adverse impact our profitability, results of operations, financial condition and future success.

We cannot be certain that we will be able to obtain and maintain adequate coverage, pricing and reimbursement for our products, including Ocaliva for PBC or our other future approved products, if any. If coverage or reimbursement is not available or is available on a limited basis, or if we are unable to obtain and maintain adequate pricing, we may not be able to successfully commercialize our products.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States. Among other things, the purpose of the ACA was to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases each year, on sales by branded pharmaceutical manufacturers. Change, repeal, or successful court challenge to the ACA could materially affect our business.

Reimbursement in the European Union and many other territories must be negotiated on a country-by-country basis, and in many countries a product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain. Even after a price is negotiated, countries frequently request or require adjustments to the price and other concessions over time or require approvals regionally. Reimbursement agencies (payors) in Europe are often more conservative than those in the United States, and the reimbursement process is often slower since reimbursement decisions are made on a country-by-country basis and may involve multiple government agencies in a given country. Prices for drugs in Europe are generally lower than in the United States and tend to decrease over time.

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

The commercial success of Ocaliva for PBC and our other future approved products, if any, will depend upon their acceptance among the medical community, including third-party payors, healthcare providers and professionals and customers, including patients and patient advocacy groups. In order for Ocaliva to be commercially successful for PBC, we need to demonstrate its utility as a cost-effective treatment for PBC patients who have an inadequate response to UDCA or who are unable to tolerate UDCA. Ocaliva also must be shown to be a safe and tolerable treatment in a commercial use setting as it is intended to be a lifetime therapy for patients eligible for treatment. We cannot be certain that Ocaliva for PBC or our other future approved products, if any, will achieve an adequate level of acceptance among the medical community, including physicians, healthcare payors and patients.

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

In addition, the potential market opportunity for any of our products is difficult to precisely estimate, and depends on a number of key assumptions related to prevalence rates, patients’ access to healthcare, diagnosis rates, and patients’

response to or tolerance of our products. While we believe that our internal assumptions are accurate, based on available literature and epidemiology research, industry knowledge gained through market research and other methods, industry publications, and surveys and other third-party research reports, our assumptions have not been independently verified. If any of these assumptions prove to be inaccurate, then the actual market a product could be smaller than our estimates, limiting product revenue.

If our products do not achieve or maintain an adequate level of acceptance among the medical community, including physicians, healthcare payors, and patients, sufficient revenue may not be generated, and our products may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful.

We could incur significant liability if it is determined that we have improperly promoted or are improperly promoting our products off-label or prior to their approval.

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

In addition, the federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of drugs, including us, to whom payment is available under certain federal healthcare programs, to report annually information related to payments and other transfers of value to physicians and teaching hospitals as well as physician ownership and investment interests.

Finally, we must offer discounted pricing or rebates on Ocaliva and our future approved products, if any, under various federal and state healthcare programs and report specific prices to government agencies under healthcare programs. The calculations necessary to determine the prices reported are complex, and the failure to report prices accurately may expose us to significant penalties.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, expanding manufacturing capabilities and marketing approved products are expensive, complex and time-consuming undertakings. As a result, we have in the past entered into, and may in the future seek to enter into, collaborations with third parties upon whom we may rely for financial resources and for development, regulatory and commercialization expertise for selected products or product candidates and in selected jurisdictions. We may establish collaborations with respect to the development and commercialization of our product or product candidates in various jurisdictions. Additionally, we may enter into sales and marketing arrangements with third parties with respect to our approved products in all or certain jurisdictions.

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

If we fail to develop additional products, our commercial opportunity will be limited.

To date, we have focused the majority of our development efforts on the development of Ocaliva for PBC, and, previously, OCA for liver fibrosis due to NASH. PBC is an orphan disease, and the potential market size for Ocaliva for PBC is relatively limited. Furthermore, because a significant proportion of PBC patients do not exhibit any symptoms at the time of diagnosis, PBC may be left undiagnosed for a significant period of time. Due to these factors, our ability to grow revenues will be dependent on our ability to increase or maintain market share, or to successfully develop and commercialize other therapeutics.

The completion of development, securing of approval, and commercialization of any new therapeutics will require substantial additional funding, and is subject to numerous risks, and we may not be successful. We cannot provide you any assurance that we will be able to successfully advance any additional therapeutics through the development process. Even if we receive regulatory approval to market such therapeutics, we cannot assure you that they will be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize such therapeutics, our commercial opportunity will be limited, and our business prospects will suffer.

Risks Related to Clinical Trials

We are developing product candidates for the treatment of rare diseases or diseases for which there are no or limited therapies, such as PBC, and for some of which there is little clinical experience, and our development approach involves new endpoints and methodologies. As a result, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.

We are focused on developing therapeutics for the treatment of rare diseases and diseases for which there are no or limited treatments. As a result, the design and conduct of our clinical trials for these indications is subject to heightened risk.

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trial for a specific indication may achieve its primary endpoints and is reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trial or approve our product candidate on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of the product candidate. In such a case, the FDA may issue a CRL that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider our application for approval. For example, in June 2020 and June 2023, we received CRLs from the FDA regarding our NDA for OCA for liver fibrosis due to NASH. The CRLs indicated that, based on the data the FDA had reviewed, the FDA had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint remained uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. There is no guarantee that the FDA will ultimately decide that any such application supports the approval of the product candidate on an accelerated basis, or at all. The FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. We expect the FDA to take such action in relation to the submission of our sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to them in 2023. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions.

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

In September 2022, we had an sNDA pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from the COBALT and HEROES-US studies as well as additional data, including supplemental RWE from large data-sets in the United States and Europe, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. Because COBALT was terminated early and did not meet its primary endpoint due to the challenges in enrolling and maintaining a placebo-controlled post-marketing study in a rare disease setting, we are relying in part on supplemental RWE as part of our evidence package. Based on its review of our sNDA, the FDA may decide, including due to its evaluation of efficacy and safety data (including RWD), that this evidence package does not support fulfillment of our post-marketing obligations. If the FDA does not provide full approval for Ocaliva for PBC, we may not be able to maintain our marketing approval, or the FDA could require us to conduct additional studies or analyses in order to maintain our marketing approval.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and delay, limit or prevent us from obtaining regulatory approval for our product candidates.

Delays or difficulties in the commencement, enrollment and completion of our clinical trials and studies could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval for our product candidates. The results of our clinical trials may not be available when we anticipate, and we may be required to conduct additional clinical trials or studies not currently planned in order for our product candidates, including Ocaliva for PBC, to be approved or to maintain approvals. In addition, our clinical programs are subject to a number of risks and uncertainties, such as the results of other trials, patient enrollment, safety issues, or regulatory interactions that could result in a change of trial design or timing. Any delays or difficulties in completing one of our clinical trials could increase our product development costs and limit or prevent us from obtaining or maintaining regulatory approval. Consequently, we do not know whether our current or future clinical trials or studies of OCA or our other product candidates will be completed on schedule, if at all. As we engage in large and complicated trials, and trials in advanced disease populations, we may experience a number of challenges that may negatively affect or delay our plans and development programs.

Failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our collaborators advance through clinical trials, including OCA, may not have favorable results in later clinical trials or receive or maintain regulatory approval.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidates. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials and at other stages of clinical development, even after seeing promising results in earlier clinical trials. For example, in September 2022, we announced that our REVERSE trial did not meet its primary endpoint of a ≥ 1-stage histological improvement in fibrosis with no worsening of NASH following up to 18 months of therapy, and in June 2023 we received a CRL from the FDA for our NDA seeking accelerated approval of OCA for pre-cirrhotic liver fibrosis due to NASH, which included the results from a new interim analysis of our REGENERATE trial.

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

There may be significant variability in the safety and/or efficacy results we see in different trials studying OCA or our other product candidates due to numerous factors, including differences in the underlying disease being studied, changes or differences in trial protocols or statistical analysis plans, differences in the composition of the patient populations or clinical trial sites, differences in adherence to the dosing regimen and other aspects of the trial protocols and differences in the rate of dropouts among clinical trial participants. We do not know whether any Phase 2, Phase 3, or other clinical trials we or any of our collaborators may conduct on our product candidates will demonstrate consistent or adequate efficacy and safety or result in the approval of our product candidates by regulatory authorities. If we are unable to bring any of our current or future product candidates to market, acquire any previously approved products, or maintain approval for our approved products, our ability to create long-term stockholder value will be limited.

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

The most common side effects observed in clinical trials of OCA for PBC were pruritus, fatigue, headaches, nausea, constipation, and diarrhea. In our Phase 3 POISE trial, pruritus, generally mild to moderate, was the most frequently reported adverse event associated with OCA treatment for PBC and was observed in 38% of patients on placebo, 70% of patients in the OCA 10 mg group, and 56% of patients in the OCA titration group (5 mg to 10 mg). Eight patients discontinued due to pruritus, of whom none were in the placebo group, seven (10%) were in the OCA 10 mg group and one (1%) was in the OCA titration group. Pruritus also has been observed in other clinical trials of OCA. Decreases in high density lipoprotein HDL cholesterol were also observed during treatment in our Phase 3 POISE trial. In our Phase 2 trials for OCA for PBC, a dose-response relationship was observed in the occurrence of liver-related adverse reactions, including jaundice, ascites, and primary biliary cholangitis flare with dosages of OCA of 10 mg once daily to 50 mg once daily (up to 5-times the highest recommended dosage), as early as one month after starting treatment with OCA.

In the course of our post-marketing pharmacovigilance activities, deaths have been reported in PBC patients with moderate or severe hepatic impairment. In an analysis performed by us and in consultation with the FDA, we concluded that certain of these patients were prescribed once daily doses of Ocaliva, which is seven times higher than the recommended weekly dose in such patients. As a result, in September 2017, we issued a DHCP letter, and the FDA also subsequently issued its own drug safety communication to reinforce recommended label dosing. Both communications remind healthcare providers of the importance of the recommended reduced dosing of Ocaliva in PBC patients with moderate or severe hepatic impairment, while reiterating the importance of monitoring PBC patients for progression of their disease and the occurrence of liver-related adverse reactions. In addition to the DHCP letter, we took actions to enhance education about appropriate use of Ocaliva. These initiatives included: reeducating physicians on the label, with a focus on ensuring appropriate dosing for patients with moderate or severe hepatic impairment; enhancing monitoring of patients for liver-related adverse reactions; and adjudicating reported cases of serious liver injury, including in patients with no or mild hepatic impairment. In February 2018, we announced that the Ocaliva label in the United States had been updated by the FDA to include a boxed warning and a dosing table that reinforced the then-existing dosing schedule for patients with Child-Pugh Class B or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. We remain focused on the safety of all of the patients using Ocaliva, and have engaged with relevant regulatory authorities to ensure that the Ocaliva label sufficiently reinforces the importance of appropriate dosing in patients with advanced cirrhosis.

In 2020, the FDA notified us that, in the course of its routine safety surveillance, in May of that year, it began to evaluate a NISS regarding liver disorder for Ocaliva, which the FDA classified as a potential risk, focused on a subset of the cirrhotic, or more advanced, PBC patients who had taken Ocaliva. In May 2021, the NISS process was concluded, and we aligned with the FDA on updated Ocaliva prescribing information in the United States, and Ocaliva is now contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction. This issue, and any other safety concerns associated with Ocaliva, perceived or real, may adversely affect the successful development and commercialization of our product candidates and approved products, including Ocaliva, and materially and adversely affect our business including future revenue generated by Ocaliva.

In June 2022, we announced the results of our COBALT study. The safety and tolerability of Ocaliva were consistent with its known profile and adverse events were in line with expectations for patients with advanced PBC based on the natural history of the disease.

Our NASH clinical trials, including REGENERATE, REVERSE, FLINT, and CONTROL, also included safety and tolerability results. Adverse events that have been observed in some of our NASH clinical trials include hepatic safety events, pruritus, biliary events including gallstones, and an increase in low-density lipoprotein (“LDL”) cholesterol.

Additional or unforeseen side effects relating to OCA or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. With the approval of Ocaliva for PBC in the United States, OCA is currently used in an environment that is less rigorously controlled than in clinical studies. If new side effects are found, if known side effects are shown to be more severe than previously observed, or if OCA is shown to have other unexpected characteristics, our commercial sales of Ocaliva for PBC, and our development plans for OCA in combination with bezafibrate, may be materially and adversely affected.

The range and potential severity of possible side effects from systemic therapies is significant. The results of our current or future clinical trials may show that our product candidates, including OCA (either as a monotherapy or in combination with another therapeutic), cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, result in a delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, or result in the withdrawal of previously granted marketing approvals.

In addition, our product candidates are being developed as potential treatments for severe, life-threatening diseases, and, as a result, our trials will necessarily be conducted in patient populations that are more prone than the general population to exhibit certain disease states or adverse events. Ocaliva is prescribed in patients suffering from various stages of PBC, which can be life threatening, and patients may suffer from other concomitant illnesses that may increase the likelihood of certain adverse events. It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to our product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined unlikely to be related to our product candidates or approved products. We cannot assure you that additional or more severe adverse side effects related to OCA or our other product candidates will not be observed in our clinical trials or in the commercial setting. If observed, such adverse side effects could delay or preclude regulatory approval of OCA, limit commercial use, or result in the withdrawal of previously granted marketing approvals.

Risks Related to Our Financial Position and Need for Additional Capital

We are currently dependent on the successful commercialization of Ocaliva for PBC. To the extent Ocaliva is not commercially successful, our business, financial condition and results of operations may be materially and adversely affected and the price of our common stock may decline.

Ocaliva is our only drug that has been approved for sale, and it has only been approved for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA or as monotherapy in adults unable to tolerate UDCA.

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

The commercial success of Ocaliva for PBC depends on the extent to which patients, physicians and payers accept and adopt Ocaliva as a treatment for PBC, and if physicians do not prescribe or patients do not use Ocaliva, for example because coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost, or if the use of Ocaliva in a non-trial setting results in the occurrence of unexpected or a greater incidence of side effects, adverse reactions, or misuse, the commercial prospects of Ocaliva for PBC may be negatively affected.

Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including any study to assess the clinical benefit of Ocaliva in PBC, may materially and adversely impact the commercial results and potential of Ocaliva for PBC. For example, in June 2022, we announced topline results from our COBALT trial, which did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint. While we intend to submit the data from the COBALT study as well as additional data, including supplemental RWE from large data-sets in the United States and Europe, as part of a broader evidence package in support of full approval of Ocaliva for the treatment of PBC, the FDA may decide, including due to its evaluation of efficacy and safety data (including RWD), that this evidence package does not support fulfillment of our post-marketing obligations. If the FDA does not provide full approval for Ocaliva for PBC, we may not be able to maintain our marketing approval, or the FDA could require us to conduct additional studies or analyses in order to maintain our marketing approval.

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

If OCA or any of our other product candidates fails in clinical trials or does not gain or maintain regulatory approval, or if OCA or any of our other product candidates does not achieve market acceptance, we may not achieve profitability. Our net losses and, when applicable, negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we may not be able to predict correctly the timing or amount of our sales or expenses, or when, or if, we will be able to achieve profitability.

Our continuing operations have never been profitable, and we may never achieve or sustain profitability.

Our continuing operations have never been profitable. We incurred net losses from continuing operations in 2020, 2021, and 2022. To date, we have financed our operations primarily through public offerings and private placements of our securities, sales of product, and payments received under licensing and collaboration agreements, including pursuant to our sale of our ex-U.S. commercial business to Advanz and related sublicense.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, the commercialization of Ocaliva for PBC, until recently, the preparation for a potential launch of OCA for liver fibrosis due to NASH, and general and administrative operations, including the protection of our intellectual property.

We believe that our long-term prospects and ability to significantly grow revenues will be dependent on our ability to successfully commercialize Ocaliva for PBC, develop and commercialize other product candidates, and identify strategic business development opportunities to leverage our capabilities in rare diseases. As a result, we expect a significant amount of resources to continue to be devoted to product pipeline, research and development, and clinical trials. Our expenses could increase if we are required by regulators to perform studies or trials in addition to those currently expected, if our current trials are modified for any reason, or if there are any issues or delays in completing our clinical trials or the development of any of our product candidates.

We intend to continue to develop OCA and other product candidates, alone or in combination, to treat liver diseases. If OCA or any of our other product candidates fails in clinical trials or does not gain or maintain regulatory approval, or if OCA or any of our other product candidates does not achieve market acceptance, our business and financial position may be negatively impacted. Our net losses and, when applicable, negative cash flows have had, and may continue to have, an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If adequate funds are not available to us, we may be required to delay, limit, reduce or cease our operations.

We are currently developing product candidates through various stages of clinical and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If, for example, the FDA or other regulatory authorities require that we perform additional studies beyond those that we currently expect, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed.

In addition, we have incurred and anticipate that we will continue to incur significant research and development, product sales, marketing, manufacturing, and distribution expenses relating to the commercialization of Ocaliva for PBC. As part of our longer-term strategy, we anticipate that we will incur significant expenses in connection with our research and development efforts, the commercialization of our product candidates, if approved, and the maintenance of our general and administrative infrastructure. We may also engage in business development activities that involve potential in- or out-

licensing of products or technologies or acquisitions of other products, technologies or businesses.

Our cash reserves are limited, and we expect to continue to incur significant operating expenses. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC, and our research and development programs. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period. Furthermore, in light of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of capital required by us to fund our operating requirements. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Unless and until we generate sufficient cash flow from sales of our products, including Ocaliva for PBC, we may finance our future cash needs through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements, or a combination of these sources. Additional funding may not be available to us on acceptable terms, if at all.

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

On July 1, 2022, we completed the sale of our ex-U.S. commercial operations to Advanz, and sublicensed the right to commercialize Ocaliva for PBC and OCA for NASH outside of the United States. Our transaction with Advanz is subject to risks that we may not be able to control, and therefore our business may be adversely affected.

●

Under the SMA, OCA will be supplied in bulk tablet form. If we encounter supply chain delays or are unable to procure sufficient supplies of OCA, we may not be able to fulfill our supply obligations to Advanz under the SMA, and this could also impact the fulfillment of our own supply needs for OCA.

●

If Advanz breaches the contractual obligations owed to us pursuant to the SMA, the Sublicense Agreement, or the other transactions documents, we could be exposed to commercial, regulatory, or other liabilities.

●

We may be subject to incremental costs in connection with ongoing studies with respect to Ocaliva for PBC and other development activities related thereto, including with respect to the studies that we will continue to support under our agreements with Advanz.

●

We may not be able to adequately protect our intellectual property, or may become involved in intellectual property enforcement actions, which may cause us to incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

●	We may not be able to detect and prevent fraud, breaches of laws and regulations, corruption, or other misconduct by Advanz or our former employees, which could expose us to liability.
●

Our ability to receive certain economic benefits from the transaction, including the earnout, is dependent upon certain contingencies that are beyond our control, including the extension of pediatric orphan exclusivity in Europe for Ocaliva. As a result, we may not receive certain economic benefits from the Advanz transaction.

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

We outsource and plan to continue to outsource substantial portions of our operations to third-party service providers, including CROs for certain of our clinical trial and product development activities, and contract manufacturers for the production of API and finished drug product for our commercial sales, clinical trials and preclinical studies. We will likely also use the services of third-party vendors in connection with our future commercialization activities, including product sales, marketing, and distribution. Our agreements with third-party service providers are typically on a study-by-study and/or project-by-project basis. Typically, we may terminate these agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, a number of third-party service providers that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. If these providers do not adhere to applicable governing practices and standards, the commercialization of Ocaliva and our other approved products, if any, and the development of OCA and our other product candidates could be delayed or stopped, which could severely harm our business and financial condition.

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that have the specialized expertise required to achieve our business objectives. Identifying, qualifying, and managing the performance of third-party service providers can be difficult and time-consuming, and cause delays in our development programs. We have limited internal resources available to identify and monitor third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers, our business may be materially and adversely affected. We may further be subject to the imposition of civil or criminal penalties if our third-party service providers violate applicable law.

Our third-party service providers generally are not prohibited from providing their services to other biopharmaceutical companies, including companies that currently or may in the future compete with us. For example, certain of our third-

party service providers and consultants may be able to develop intellectual property to which we do not have rights under our agreements and that may eventually be used to develop products that compete with our products. Although we generally have confidentiality and non-disclosure agreements in place with our third-party service providers and consultants, such third parties may be able to provide services to other companies without violating the terms of our agreements. In addition, although we may seek to enter into non-compete arrangements with our key third-party service providers, such arrangements are difficult to negotiate, and we may be unable to successfully enter into or enforce such arrangements.

We face rapid technological change and competition from other biotechnology and pharmaceutical companies. Our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies, and universities and other research institutions. Many of our competitors have financial, sales and marketing, manufacturing and distribution, legal, regulatory, and product development resources substantially greater than ours. Large pharmaceutical companies, in particular, have extensive experience in research, clinical testing, obtaining regulatory approvals, recruiting patients, and manufacturing pharmaceutical products. These companies also have significantly greater sales and marketing capabilities. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our products or product candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or regulatory approval, or in discovering, developing, and commercializing drugs for the diseases that we are targeting, before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

Product candidates that may enter the market to treat PBC include, among others:

●	elafibranor, a dual peroxisome proliferator-activated receptor (“PPAR”) alpha/delta agonist from Genfit S.A. and Ipsen Pharma, and
●	seladelpar, a PPAR delta agonist from CymaBay Therapeutics.

If any competing product candidates are approved by regulators and successfully commercialized, our sales and revenues may be materially and adversely impacted.

Additionally, competition from generic manufacturers could hinder commercialization efforts of our products. For example, we received paragraph IV certification notice letters from seven generic drug manufacturers indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva® (obeticholic acid) for PBC prior to the expiration of certain patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) for Ocaliva (the “Ocaliva Patents”). The paragraph IV certification notices each allege that the Ocaliva Patents are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic medicine for which the ANDA was submitted. We initiated timely patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware seeking injunctions to prevent each generic drug manufacturer from selling a generic version of Ocaliva prior to the expiration of the Ocaliva Patents. The Company has settled with six of the seven generic drug manufacturers involved. We intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva against the remaining generic manufacturer. We note, however, that such patent litigations are costly and time-consuming, and we can offer no assurance as to when the remaining lawsuit will be decided, or whether the lawsuit will be successful. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of the Ocaliva Patents without license from the Company, our business may be materially and adversely affected.

Off-label uses of other potential treatments may also limit the commercial potential of our products and product candidates, especially given the pricing of Ocaliva and the anticipated pricing for our product candidates. For example, while fibrates are not approved for use in PBC, off-label use of fibrate drugs has been reported.

We believe that our ability to successfully compete will depend on, among other things:

●	the results of our and our strategic collaborators’ clinical trials and preclinical studies;
●	our ability to recruit, enroll and retain patients for our clinical trials;
●	the efficacy, safety, and tolerability of Ocaliva and our other future approved products, if any;
●	the speed at which we develop our product candidates;
●	our ability to design and successfully execute appropriate clinical trials;
●	our ability to maintain productive relationships with regulatory authorities;
●	the timing and scope of regulatory approvals, if any;
●	our ability to commercialize and market Ocaliva and our other future approved products, if any;
●	the price of our products;
●	our ability to obtain adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
●	our ability to protect our intellectual property rights related to our products;
●	our ability to manufacture and sell commercial quantities of Ocaliva and our other future approved products, if any, to the market; and
●	the acceptance of our products by physicians and other healthcare providers.

If our competitors market products that are more effective or safe or less expensive than our products or that reach the market sooner than our products, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in other technologies. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies, products, or product candidates obsolete, less competitive, or not economical.

Our business and operations may be harmed by system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks, and other malicious intrusions.

In recent years, cybersecurity threats have become a greater risk and focus for companies. In particular, ransom attacks and ransomware attacks, where a hacker locks and/or threatens to delete or disclose the victim’s data unless a ransom is paid, have become major risks. We and our third-party service providers are at risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, ransomware, phishing attacks (including spear phishing), hacking, denial-of-service attacks or other attacks, and similar disruptions or intrusions from the unauthorized use of, or access to, computer systems (including from internal and external sources). These types of incidents continue to be prevalent and pervasive across industries, including in our industry. In addition, we expect information security risks to continue to increase due to the proliferation of new technologies, the increase in remote work arrangements, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties, including foreign state actors.

For example, in July 2023, we suffered a data breach resulting from a cyber-attack. We are evaluating the incident, and at this time we do not believe that it was material to the Company, including to our business, financial condition, or results of operations. We are in the process of implementing remedial actions, including changes to our data access, our data monitoring practices, and certain security protocols regarding our information technology (“IT”) systems. Our investigation and remediation remain ongoing, and we may be required to notify interested parties, which may include regulators, vendors, and employees. We may be required to pay governmental fines or other expenses on account of this incident, and this incident could affect our relationships with our vendors and other counterparties, including on the basis of compromised information or if our reputation is negatively affected.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store, and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware, phishing, and other cyber-attacks. Our information security systems and those of our third-party vendors are subject to laws and regulations, or may become subject to new laws and regulations, requiring that we enact certain measures to protect the privacy and security of certain information that we collect or use in our business. A security breach or privacy violation, such as the example discussed above, that leads to unauthorized access to, disclosure of, or modification of, or that prevents access to, personal information or other protected or confidential information, whether caused by internal or external parties, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to notification requirements under certain agreements with third parties, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenue. Similarly, the loss or unauthorized disclosure of clinical trial data from completed, ongoing, or planned clinical trials could prevent us from obtaining regulatory approval, or could delay our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, the loss or unauthorized disclosure of trade secrets or other sensitive business information, such as pricing and sales information; medical, regulatory, or safety data; vendor information; manufacturing processes; information about information technology systems and other internal systems; bank account information; or employee information, could impair our business.

If we are unable to prevent such security breaches or privacy violations, or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer negative impact to our reputation and financial loss, and be subject to regulatory fines and penalties. In addition, breaches and other unauthorized data access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, increased reliance in recent years on remote working technologies by our employees and third-party partners, and the prevalent use of mobile devices that access confidential and personal information, increase the risk of data security breaches, which could lead to the loss of confidential information, personal information, trade secrets, or other intellectual property. As cyber threats continue to evolve, and we identify vulnerabilities, we may be required to expend significant time, management attention, and other resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures have failed in the past, and may not prevent future events. Significant disruptions of our information technology systems, or breaches of data security, could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to various data protection laws, and our business and operations would suffer in the event of violations of these laws.

In the United States, numerous federal and state laws, including, without limitation, HIPAA, state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and storage of personal information, as well as consumer rights with regard to such information. For example, California’s California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act), gives California consumers further privacy rights, largely aligned with EU privacy rights. Other states, including Virginia, Colorado, Connecticut, and Utah have enacted similar privacy laws. Various foreign countries where we may process personal information also have, or are developing, privacy and data protection laws governing the collection, use, disclosure, and storage of personal information.

In May 2018, the General Data Protection Regulation (the “GDPR”) took effect in the European Economic Area (the “EEA”). The GDPR imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than previous EEA data protection legislation. Continued compliance with the GDPR and other evolving privacy and data protection laws or regulations could require changes to certain of our business practices, thereby increasing our costs. While we continue to engage in activities to comply with the GDPR and other applicable data protection laws, we may be unsuccessful in these efforts.

Since 2016, Intercept has been certified to the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield, which provided a framework that the EU Commission considered to provide an adequate level of data protection of personal data of EU (and Swiss) residents. On July 17, 2023, the European Commission and the U.S. Department of Commerce agreed on a new framework—the EU-U.S. Data Privacy Framework (the “EU-US DPF”)—to replace the Privacy Shield framework, which had been invalidated as a transfer mechanism by the Court of Justice of the European Union (the “CJEU”). The new framework allows certified entities to import personal data of EU residents to the United States. Because the Company has maintained its Privacy Shield certification, it is now certified as well for the new EU-US DPF, and may import EU resident personal data to the United States. The European Commission approved Standard Contractual Clauses (“SCCs”) and Binding Corporate Rules remain valid mechanisms to transfer personal data to third countries outside the EEA and Switzerland. However, the CJEU and the European Supervisory Authorities have imposed enhanced due diligence obligations on parties to transfers that are relying on SCCs, to ensure that the laws of the country to which personal data is transferred offer a level of data protection that is essentially equivalent to the EEA. On June 4, 2021, the European Commission adopted new SCCs more aligned with the requirements of the GDPR and to be used when personal data is transferred outside of the European Union. On June 28, 2022, the EU Commission granted “adequacy” to the UK, allowing the free flow of EU resident personal data from the EU to recipients located in the UK. However, due to the UK’s withdrawal from the EU, the new SCCs are not valid for transfers of UK resident personal data to countries outside of the UK. The UK Information Commissioner’s Office has issued its International Data Transfer Agreement (“IDTA”) to facilitate such transfers. Accordingly, contracts have been, or are in the process of being, updated with the new UK IDTAs, as applicable. To the extent that we are not able to employ suitable data transfer mechanisms, including the EU-US DPF, and the implementation of the new SCCs and IDTAs, to facilitate international transfers of data, our ability to conduct our business may be materially adversely impacted.

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

In addition, our marketing activities and the marketing activities of any third parties on which we rely are subject to various regulations, including privacy and data protection laws, consumer protection laws, and competition laws. Such laws may impair our ability, or the ability of third parties on which we rely, to collect information. Such regulations may have a negative effect on businesses and may increase the potential civil liability and cost of operating our business.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.

We may not be able to attract or retain qualified personnel and consultants due to the intense competition for such individuals among biotechnology, pharmaceutical, and other businesses, and our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercial objectives, our ability to raise additional capital, and our ability to implement our business strategy.

We have experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization, and business development expertise of the members of our executive team, as well as other key employees and consultants. If we lose one or more of our executive officers or other key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or other key employees or consultants may terminate their employment at any time, and replacing such individuals may be difficult and time-consuming because of the limited number of individuals in our industry with the necessary breadth of skills and experience. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain, or motivate such individuals.

We also have key advisors and consultants who assist us in operating our business. These advisors are not our employees, and may have commitments to, or consulting or advisory contracts with, other entities, which may limit their availability to us, and such individuals typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may assist other companies that compete with us.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, and insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA, the SEC, or other domestic or foreign regulators, provide accurate information to the FDA, the SEC, or other domestic or foreign regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive regulation in the United States and abroad intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. Such laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Misconduct and misappropriation of confidential information by our employees or third parties may also include improper trading in our securities, which may harm our reputation and result in enforcement actions against us. We have adopted a global code of business conduct and implemented a corporate compliance program, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental inquires, investigations, or other actions or lawsuits stemming from a failure to comply with applicable laws or regulations. The outcome of any such inquiry, investigation, action, or lawsuit could have a significant negative impact on our business, including as a result of the imposition of significant fines or other sanctions. In addition, the institution of any such inquiry, investigation, action, or lawsuit could negatively impact the market price of our securities.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our products or product candidates and may have to limit or suspend their use.

The use of our product candidates in clinical trials, and the sale of any products for which we have obtained or may obtain marketing approval, such as Ocaliva for PBC, expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, healthcare providers, or others. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, product liability claims may result in:

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

We have obtained limited product liability insurance coverage. Our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses that we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Large judgments have been awarded in class action lawsuits based on the unanticipated side effects of drug products. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

Risks Related to Our Intellectual Property

Ocaliva’s market exclusivity period will depend on the validity and enforceability of issued and pending patents covering Ocaliva.

We depend on patents and other intellectual property rights to prevent others from improperly benefiting from our commercial product, Ocaliva, and products or inventions that we develop or acquire. There can be no assurance that any patent previously issued, or any patent application, will protect Ocaliva from generic competition. Furthermore, there can be no assurance that Ocaliva will not be held to infringe valid patents held by others. If our owned and in-licensed intellectual property do not protect Ocaliva from generic competition, Ocaliva net product sales may decline, and/or we may incur additional costs for patent protection, including patent infringement litigation costs arising out of ANDA submissions by generic companies to manufacture and sell generic products or arising out of 505(b)(2) submissions, which could have a material adverse effect on our business, results of operations, and financial condition. If Ocaliva is held to infringe valid patents held by others, we could be subject to liability, and our business may suffer.

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

The Company subsequently reached settlement agreements with six of the generic manufacturers. The Company intends to vigorously defend its intellectual property rights protecting Ocaliva against the remaining generic manufacturer. We note, however, that such patent litigations are costly and time-consuming, and successful challenges to the Company’s patent or other intellectual property rights could result in the Company losing those rights in the relevant jurisdiction, and could allow third parties to use the Company’s proprietary technologies without a license from the Company or its collaborators. The Company can offer no assurances regarding when patent lawsuits such as the remaining Zenara lawsuit will be decided, which side will prevail, or whether a generic equivalent of Ocaliva could be approved and enter the market before the expiration of the Ocaliva Patents without license from the Company. If any generic manufacturer is successful in the introduction of a generic product described in its respective ANDA, then Ocaliva net product sales may decline, which could have a material adverse effect on our business, results of operations, and financial condition.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our products, such as Ocaliva, and product candidates, others may compete against us more directly, which could harm our business, possibly materially.

Our commercial success will depend in part on our ability to obtain and maintain patent, trademark, and trade secret protection covering Ocaliva and our product candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property-based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies, or from marketing products that are very similar or identical to ours. For example, we have received paragraph IV certification notice letters from seven generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We initiated timely patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware seeking injunctions to prevent each generic drug manufacturer from selling a generic version of Ocaliva prior to the expiration of the Ocaliva Patents. The Company has settled with six of the seven generic drug manufacturers involved. We intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva against the remaining generic manufacturer. However, such patent litigations are costly and time-consuming, and we can offer no assurance as to when the remaining lawsuit will be decided, or whether the lawsuit will be successful. If a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, without license from the Company, our business may be materially and adversely affected.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions, and the legal standards relating to the patentability, validity, and enforceability of pharmaceutical patents are evolving. Changes in either the patent laws or in interpretations of patent laws in U.S. and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may issue from the applications that we have filed or may file in the future or those that we may license from third parties. Additionally, our currently pending or future patent applications may not result in issued patents, and any term extensions or reissues that we seek may not be granted. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology, or we may not be able to prevent third parties from launching generic versions of our products, or from developing or marketing products that are similar or identical to ours.

There have been numerous changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. In September 2011, the America Invents Act was signed into law. The final substantive provisions of the America Invents Act became effective in March 2013. The America Invents Act included a number of significant changes to U.S. patent law that affect the way patent applications are filed, prosecuted, and litigated, including, among other things, changing from a “first to invent” to a “first inventor to file” system, and creating processes, such as Inter Partes Review (“IPR”) and other post-grant review processes, that permit third parties to challenge the validity of granted patents before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “USPTO”). The IPR process, for example, permits any person to challenge the validity of a patent on the grounds that it was anticipated or made obvious by prior art. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar or competitive to ours, or may be important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in infringement, interference, derivation, opposition, nullity, invalidity, or other similar proceedings before U.S. or non-U.S. patent offices or courts.

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

We are the owner of record of numerous issued patents and patent applications, with claims directed to pharmaceutical compounds, pharmaceutical compositions, formulations, methods of making these compounds, and methods of using these compounds in various indications.

Our issued patents for OCA are expected to expire between 2027 and 2036 if the appropriate maintenance, renewal, annuity, or other government fees are paid. Without patent protection, including patent protection covering the composition of matter, methods of using, and formulations of our products and product candidates, our ability to stop others from making, using, selling, offering to sell, or importing our products and product candidates may be limited.

Due to the patent laws of a specific country in which we are seeking patent protection, the decisions of a patent examiner in a specific country in which we are seeking patent protection, or our own filing strategies, we ultimately may not obtain patent coverage for all of our products and product candidates for which we have filed a patent application. While we regularly pursue patent protection to obtain claim coverage for our inventions, we cannot be certain that such patent rights will be granted or that the scope of any patent granted will prevent third parties from making, using, selling, offering for sale, or importing the same or similar products.

If we do not obtain protection under the Hatch-Waxman Act in the United States (or similar legislation outside of the United States) extending the terms of our patents and/or providing data or other exclusivity for our products and product candidates, our business may be materially harmed.

Depending upon the timing, duration, and specifics of FDA marketing approval of our products, U.S. patents may be eligible for a limited extension of patent term under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits an extension of patent term for one patent of up to five years as compensation for patent term lost during product development and the FDA regulatory review process, so long as the total period of patent term extension does not exceed 14 years from the date of approval. However, an extension may not be granted because of, for example, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents, or failure to satisfy applicable requirements. Moreover, the applicable time period or scope of patent protection afforded could be less than what is requested. If we are unable to obtain patent term extension, or the term of any such extension is less than what we request, the period during which we will have the right to exclusively market our products may be shorter than anticipated, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

If we choose to file patent infringement lawsuits or engage in other adversarial proceedings to stop another party from making, using, selling, offering for sale, or importing the inventions claimed in any of our patents, that individual or company alleged to be infringing has the right to ask the court or adjudicating body to rule that such patents are invalid, not infringed, or should not be enforced against that third party. These lawsuits and proceedings are expensive, consume time and resources, and divert the attention of management and scientific personnel even if we are successful in defending our rights. In addition, there is a risk that such court or adjudicating body will decide that such patents are invalid, unenforceable, or not infringed, and that we do not have the right to stop the other party from making, using, selling, offering for sale, or importing the inventions. For example, we have received paragraph IV certification notice letters from seven generic drug manufacturers indicating that each such company has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our 5 mg and 10 mg dosage strengths of Ocaliva (obeticholic acid) for PBC prior to the expiration of certain patents protecting Ocaliva. We initiated timely patent infringement suits against each of these generic drug manufacturers in the United States District Court for the District of Delaware seeking injunctions to prevent each generic drug manufacturer from selling a generic version of Ocaliva prior to the expiration of the Ocaliva Patents. The Company has settled with six of the seven generic drug manufacturers involved. We intend to vigorously defend and enforce our intellectual property rights protecting Ocaliva against the remaining generic manufacturer. However, such lawsuits may be expensive and divert our management’s time and attention. In addition, to the extent such lawsuits are not successful, and a generic equivalent of Ocaliva is approved and enters the market before the expiration of our patents protecting Ocaliva, without license from the Company, our business may be materially and adversely affected.

Over the past 20 years, the U.S. Supreme Court and the U.S. Congress have modified certain examination procedures used by the USPTO in granting patents, which has raised the standard of patentability for some types of inventions. Such modifications may reduce the likelihood that we will be able to obtain patent protection and increase the likelihood of challenges to our patents or the patents we license.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and/or delay, halt, or increase the costs of our commercialization efforts.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that the use, manufacture, sale, offer for sale, or importation of our products will not infringe third-party patents. Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights, and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products and product candidates. The defense of these lawsuits is often costly and could affect our results of operations and divert the attention of our management and scientific personnel. There is also a risk that a court could decide that we or our manufacturing or commercialization partners are infringing the third party’s patents and order us or our partners to stop the activities covered by the patents. In that event, we or our partners may be required to halt or delay commercialization or development of the relevant product or product candidate. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party’s patents, and we may be subject to indemnification obligations with respect to any such payments made by our partners. There is a vast array of patents and patent applications that claim various pharmaceutical inventions and because the scope of a patent’s claims is subject to interpretation by the courts, it is not always clear to industry participants which patents cover various types of products, product candidates, or methods of use. In addition, interpretation of a patent’s claims can vary from court to court.

If we are sued for patent infringement, we would need to demonstrate that the relevant patent is not enforceable or that our products, product candidates, or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid. Proving invalidity, non-infringement and/or unenforceability is difficult, and we may not be successful. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in such proceedings, we may incur substantial costs and divert our management’s time and attention, which could have a material adverse effect on our business. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action, or challenge the validity of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we fail to obtain a license, develop or obtain non-infringing technology, or defend an infringement action successfully, we may incur substantial monetary damages, encounter significant delays in the commercialization of our products and product candidates, and be precluded from manufacturing or selling our products and product candidates.

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference, derivation, or other similar proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and such patent applications may be entitled to priority over our applications in such jurisdictions.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated as a result of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on our patents and patent applications are required to be paid to the USPTO and/or foreign patent offices in several stages over the lifetime of such patents and patent applications. In addition, the USPTO and foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We have implemented systems and engaged reputable third-party service providers to help ensure that we comply with such requirements on a timely basis, but inadvertent lapses may occur and there are situations in which noncompliance can result in abandonment or lapse of the relevant patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Any such event may impair our competitive position in the relevant jurisdiction and have a material adverse effect on our financial condition or results of operations.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets or other proprietary information of their former employers. In addition, if we are not able to adequately prevent disclosure of our trade secrets and other proprietary information, the value of our technology, products, and product candidates could be significantly diminished.

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

We may rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and may not prevent others from independently and lawfully developing similar or identical products that circumvent our intellectual property. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.

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

We have not registered all of our trademarks, and failure to secure and/or maintain trademark registrations could adversely affect our business.

We have numerous trademark and service mark registrations and pending trademark and service mark applications.

Our trademark applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During prosecution of applications for trademark registration, we may receive rejections or refusals. Although we are given an opportunity to respond, we may be unable to overcome such rejections. In addition, the USPTO and comparable agencies in many other jurisdictions provide third parties with an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been filed, and may in the future be filed, against certain of our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

Trademark protection varies in accordance with local laws. Trademarks remain in force in some countries as long as the trademark is used, and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms. We cannot provide any assurances that any trademarks or service marks will be sufficient to prevent competitors from adopting similar names. The adoption of similar names by competitors could impede our ability to build brand identity, and may lead to customer confusion, which could adversely affect our sales or profitability.

Risks Related to Our Indebtedness

Certain of our debt is secured and imposes covenants.

Our 2026 Convertible Secured Notes are secured by a first priority security interest in substantially all assets of Intercept Pharmaceuticals, Inc., including intellectual property. If subsidiaries of Intercept Pharmaceuticals, Inc., meet certain threshold requirements, they may also become guarantors of the notes and subject to a requirement to pledge their security interests.

The 2026 Convertible Secured Notes also include additional covenants and other requirements, including limits on incurrence of further indebtedness, limits on payment of dividends, limits on repayment of principal of other indebtedness, limits on transfer of material intellectual property to subsidiaries unless the subsidiaries become guarantors, and requirements to deliver collateral to the collateral agent and enter into deposit account control agreements as regards certain of our bank accounts.

If we fail to comply with these requirements, fail to repay the debt, or otherwise default under these notes, and the indenture trustee and/or noteholders exercise remedies, they may foreclose on substantially all of our assets, and any such default could also result in a default under our other outstanding indebtedness, any of which would significantly impair our business and the value of our stock.

We may need significant additional capital to retire or refinance our debt.

In the future, we may need to raise significant additional capital to repay our outstanding notes maturing in 2026, either from operations, sale of assets, new debt, or new equity. We may not be profitable, and sales of significant assets could affect our business and future profitability. Given our level of indebtedness, new debt or new equity financing to refinance or pay off our 2026 maturities may not be available on attractive terms, or at all, and, even if available, the issuance of new equity or new convertible notes could dilute existing stockholders.

Our 2026 Convertible Secured Notes are secured by a first priority lien on substantially all assets, so we do not have substantial unsecured assets to pledge to prospective lenders. The 2026 Convertible Secured Notes impair our ability to incur debt maturing prior to their maturity. Lenders may be unwilling to lend on an unsecured basis beyond the maturity of the 2026 Convertible Secured Notes. If we do retire or refinance the 2026 Convertible Secured Notes, we may still be limited in our ability to retire or refinance the 2026 Convertible Notes.

In addition, adverse capital market conditions may significantly affect our access to capital and ability to retire or refinance our debt. Periodically, global capital markets experience significant volatility, and obtaining capital may become more difficult in the future due to such volatility or other market conditions, including rising interest rates, lower stock prices, increased risk sensitivity among investors, or other factors. Thus, we may not be able to access capital markets when needed, or on favorable terms.

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

We may settle conversions of our outstanding convertible notes in cash, shares of our common stock, or a combination of cash and shares of our common stock. The issuance of shares of our common stock upon conversion of the convertible notes would dilute the ownership interests of our stockholders, which could depress the trading price of our common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

Risks Related to Ownership of Our Common Stock

Ownership in our common stock is concentrated, and your ability to influence corporate matters may be limited as a result.

Our executive officers, directors, and stockholders who own more than 5% of our outstanding common stock together beneficially own a significant percentage of our common stock, based on reports filed with the SEC. If these stockholders were to choose to act together, they would be able to significantly influence matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets, or other business combination or reorganization, as well as our management and affairs. This concentration of voting power could delay or prevent an acquisition of us on terms that other securityholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other securityholders, and they may act in a manner that advances their best interests and not necessarily those of other securityholders, including seeking a premium value for their common stock, and might affect the market price of our common stock and the Convertible Notes.

An active trading market in our common stock may not be maintained.

The trading market in our common stock has been extremely volatile. The quotation of our common stock on the Nasdaq Global Select Market does not assure that a meaningful, consistent, and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect your ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited, and such lack of visibility may have a depressive effect on the market price for our common stock.

We have previously been subject to securities class action litigation and may be subject to similar or other litigation in the future. Such matters can be expensive and time-consuming, and have a material adverse effect on our business, results of operations, and financial condition.

We have previously been subject to securities class action lawsuits.

In February 2014, two purported securities class actions were filed against us and certain of our officers, which were eventually consolidated. In May 2016, the defendants reached an agreement with the lead plaintiff to seek court approval of a proposed resolution, and the settlement was ultimately granted final approval by the court in September 2016. While the final judgment and order of the court included a dismissal of the action with prejudice against all defendants, and the defendants did not admit any liability as part of the settlement, the total payment aggregated to $55.0 million, of which $10.0 million was paid by our insurers.

In September 2017, a lawsuit and, in January 2018, a follow-on lawsuit, were filed alleging that we and certain of our officers made material misrepresentations and/or omissions of material fact regarding Ocaliva dosing, use, and pharmacovigilance-related matters, as well as our operations, financial performance, and prospects. These cases were ultimately dismissed and discontinued, respectively.

Additionally, in November 2020, a lawsuit and, in December 2020 and February 2021, follow-on lawsuits, were filed alleging that we and certain of our officers made material misrepresentations and/or omissions of material fact during the period from September 28, 2019 to October 7, 2020 relating to our NDA for OCA for the treatment of liver fibrosis due to NASH, and the use of Ocaliva in patients with PBC, as well as our operations, financial performance, and prospects. These cases were ultimately dismissed.

We may be subject to additional suits or proceedings brought in the future and, as has been the case with many companies in our industry, we may from time to time receive inquiries and subpoenas and other types of information requests from government authorities and others. While the ultimate outcome of any such investigations, inquiries, information requests, and legal proceedings is difficult to predict, adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, significant costs, payments, damages, fines, or other administrative, civil, or criminal remedies, liabilities, or penalties, which may have a material adverse effect on our business, results of operations, and financial condition. In addition, monitoring and defending against legal actions, whether or not meritorious, and responding to investigations, inquiries, and information requests is expensive and time-consuming for our management, and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve such matters. Although we may receive insurance coverage for certain adversarial proceedings, coverage could be denied or prove to be insufficient. It is possible that we could, in the future, incur a judgment or enter into settlement of claims for monetary damages. A decision adverse to our interests could result in the payment of substantial damages, and could have a material adverse effect on our business, results of operations, and financial condition.

Our stock price has been, and may in the future be, volatile, which could cause holders of our common stock to incur substantial losses.

The market price of our common stock has been, and is likely to continue to be, highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in October 2012, the price of our common stock on the Nasdaq Global Select Market has ranged from $8.82 per share to $497.00 per share. In addition to the other factors discussed herein, the factors that may result in wide fluctuations in the price of our common stock include any:

●	delay or failure to receive regulatory approval for our product candidates;
●	delay or failure to receive additional marketing authorizations for Ocaliva or our product candidates;
●	failure to successfully commercialize our approved products, or inability to maintain regulatory approval for Ocaliva or our other approved products;
●

clinical trial failure, including any failure resulting from issues, delays, or difficulties in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints in the jurisdictions in which we intend to seek approval, or completing and timely reporting the results of our clinical trials;

●	inability to obtain additional funding;
●

delay in filing an investigational new drug application, NDA, MAA, or comparable submission for any of our product candidates, and any adverse development or perceived adverse development with respect to the regulatory review of any such submission;

●	potential side effects associated with OCA or our other product candidates;
●	inability to obtain adequate product supply of Ocaliva or any of our other product candidates, or the inability to do so at acceptable prices;
●	results of clinical trials of our competitors’ products and product candidates;

●	regulatory or advisory committee actions or recommendations with respect to our products or product candidates, or our competitors’ products or product candidates;
●	changes in laws or regulations applicable to our products or product candidates;
●	failure to meet or exceed financial projections or guidance that we may provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results, or changes in their growth rates;
●	competition from existing products or new products that may emerge;
●	announcements by us, our collaborators, or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations, or capital commitments;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key management or scientific personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional financing efforts;
●	disputes, governmental inquiries or investigations, legal proceedings, or litigation, including any securities, intellectual property, employment, product liability, or other litigation;
●	sales of our common stock by us, our insiders, or our other stockholders;
●

failure to adopt appropriate information security systems, including any systems that may be required to prevent or defend against system failures or security or data breaches due to cyber-attacks or cyber intrusions, including ransomware, phishing attacks, and other malicious intrusions;

●	failure to comply with data protection laws;
●	market conditions for biopharmaceutical stocks in general; and
●	general economic, industry, market, and political conditions.

Any of these factors could also affect the trading price of the Convertible Notes.

Furthermore, stock markets in general and the market for biotechnology companies in particular have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. A number of factors, including general economic, political, and market conditions, recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our securities, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In the past, we have been subject to this type of litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. As a result of this volatility, you could incur substantial losses.

You may experience future dilution as a result of future equity offerings or strategic transactions.

We may in the future raise funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in August 2021 we issued $500.0 million aggregate principal amount of the 2026 Convertible Secured Notes, in May 2019 we issued and sold an aggregate of 2,879,760 shares of common stock and $230.0 million aggregate principal amount of the 2026 Convertible Notes, and in April 2018 we issued and sold an aggregate of 4,257,813 shares of common stock. Conversions of the Convertible Notes will dilute the ownership interests of existing shareholders to the extent that we elect to deliver shares of our common stock (or a combination of cash and shares of our common stock) in connection therewith. In addition, the existence of the Convertible Notes may encourage short selling by market participants, because the conversion of the Convertible Notes could depress the price of our common stock. We may also issue shares of common stock, stock options, restricted stock, restricted stock units, or other stock-based awards under our existing or future equity incentive plans or other employee or director compensation plans. The issuance of additional shares of common stock (including pursuant to conversions of the Convertible Notes) or other securities convertible into or exchangeable for our common stock, or the perception that such issuances may occur, may materially and adversely affect the price of our common stock and the Convertible Notes.

Anti-takeover provisions in our restated certificate of incorporation and our restated bylaws, as well as provisions of Delaware law and certain provisions of the Convertible Notes, might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock or the Convertible Notes.

Provisions in our restated certificate of incorporation and restated bylaws, as well as provisions of Delaware law, may discourage, delay, or prevent a merger, acquisition, or other change in control that our securityholders consider favorable, including transactions in which securityholders might otherwise receive a premium for their securities. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

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

As permitted by Section 102(b)(7) of the DGCL, our restated certificate of incorporation limits the liability of our directors to the fullest extent permitted by law. In addition, as permitted by Section 145 of the DGCL, our restated certificate of incorporation and restated bylaws provide that we shall indemnify, to the fullest extent authorized by the DGCL, each person who is involved in any litigation or other proceeding because such person is or was a director or officer of our company, or is or was serving as an officer or director of another entity at our request, against all expense, loss or liability reasonably incurred or suffered in connection therewith. Our restated certificate of incorporation provides that the right to indemnification includes the right to be paid expenses incurred in defending any proceeding in advance of its final disposition, subject to certain conditions. The rights conferred in the restated certificate of incorporation and the restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents, and to obtain insurance to indemnify such persons.

The above limitations on liability, and our indemnification obligations, limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty by shifting the burden of such losses and expenses to us. Although we carry directors’ and officers’ liability insurance, certain liabilities or expenses covered by our indemnification obligations may not be covered by such insurance, or the coverage limitation amounts may be exceeded. As a result, we may need to use a significant amount of our funds to satisfy our indemnification obligations, which could severely harm our business and financial condition and limit the funds available to securityholders who may choose to bring a claim against our company.

We do not intend to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of shares of our common stock will provide a return to stockholders, which may not occur. Investors seeking cash dividends should not invest in our common stock. You may not realize any return on your investment in our common stock, and may lose some or all of your investment.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have significant net operating loss carryforwards (“NOLs”) for U.S. federal, state, and foreign income tax purposes. The enactment of the Tax Cuts and Jobs Act enacted in 2017 (the “TCJA”) modified the ability of companies to use U.S. federal NOLs arising in tax years beginning on or after January 1, 2018, by providing that such NOLs may be carried-forward indefinitely and used to offset up to 80 percent of taxable income in any given future year. Existing NOLs that arose in tax years beginning prior to January 1, 2018, were not affected by the TCJA and are generally eligible to be carried-forward for up to 20 years and used to fully offset taxable income in future years. If not used, our pre-2018 NOLs will expire for U.S. federal income tax purposes between 2030 and 2037. In addition, the presidential administration may propose changes to the Internal Revenue Code. It is not clear what effects such tax legislation would have on our NOLs, financial condition, and results of operations. We also have certain U.S. state and foreign NOLs in varying amounts depending on the different state and foreign tax laws.

In addition, our ability to use our NOLs may be limited under Section 382 of the Internal Revenue Code, or applicable state and foreign tax law. The Section 382 limitations apply if an “ownership change” occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We have evaluated whether one or more ownership changes under Section 382 have occurred since our inception and have determined that there have been at least two such changes. Although we believe that these ownership changes have not resulted in material limitations on our ability to use these NOLs, our ability to use these NOLs may be limited due to future ownership changes or for other reasons. As a result, we may not be able to take full advantage of our NOL carryforwards for U.S. federal, state, and foreign income tax purposes.

General Risk Factors

We may use our limited financial and human resources to pursue a particular research program or product candidate that is ultimately unsuccessful or less successful than other programs or product candidates that we may have forgone or delayed.

Because we have limited resources, we may forego or delay the development of certain programs or product candidates that later prove to have greater commercial potential than the programs or product candidates that we do pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we fail to accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing, or other arrangements, or we may allocate our limited internal resources to that product candidate when it would have been more advantageous to enter into such an arrangement. Any such failure could have a material adverse effect on our business, financial condition, or results of operations.

If we engage in a licensing transaction, acquisition, reorganization, or business combination, we will face a variety of risks that could adversely affect our business operations and our securityholders.

From time to time, we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the expansion and development of our business. These initiatives may include in-licensing or acquiring products, technologies, or businesses, entering into a business combination with another company, or otherwise partnering with another company. If we pursue such a strategy, we could, among other things:

●	issue equity securities that would dilute our current stockholders’ ownership;
●	incur substantial debt that may place strains on our operations;
●	be required to dedicate substantial operational, financial, and management resources to integrate new products, technologies, or businesses;
●	assume substantial actual or contingent liabilities;
●	impair our ability to make payments of interest and principal on our outstanding debt, including the Convertible Notes;
●	reprioritize our development programs, or cease development and commercialization activities with respect to certain of our product candidates or approved products; or

●

merge or otherwise enter into a business combination with another company, which may result in our stockholders receiving cash and/or securities of the other company on terms that certain of our stockholders may not deem desirable.

Our insurance policies are expensive, and only protect us from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies that we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, cyber liability, products liability, and directors’ and officers’ insurance. We do not know, however, if our current levels of coverage are adequate, or if we will be able to obtain insurance with adequate levels of coverage in the future, if at all. Any significant uninsured liability may require us to pay substantial amounts, which could materially and adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price, among other factors, may result in us being required to pay substantially higher premiums for our directors’ and officers’ insurance, and may make it difficult for us to obtain adequate coverage on reasonable terms, if at all.

We must comply with environmental, health, and safety laws and regulations

Our activities involve the controlled storage, use, and disposal of hazardous materials. We are subject to federal, state, city, and local laws and regulations, inside and outside of the United States, governing the use, manufacture, storage, handling, and disposal of these hazardous materials. Although we believe that the safety procedures that we use for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, regulatory authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage.

Failure to establish and maintain adequate financial infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in a demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations, expanded disclosure requirements, accelerated reporting requirements, and complex accounting rules. Responsibilities imposed by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remedy in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Global Select Market, or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees, our business and results of operations may be materially and adversely affected.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and well-operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosure due to error or fraud may occur and not be detected.

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, such as the TCJA and its required capitalization and amortization of research and development costs that went into effect for taxable years beginning after December 31, 2021, the accounting for stock options and other stock-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings in different jurisdictions, the outcome of audits or other examinations by the U.S. Internal Revenue Service and tax regulators in other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets, and changes to our ownership or capital structure. The presidential administration may propose changes to the Internal Revenue Code that could include material increases to corporate tax rates. It is not clear what effects such tax legislation would have on our financial condition and results of operations.

The impact on our effective income tax rate resulting from these factors may be significant, and could adversely affect our results of operations.

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they publish inaccurate or unfavorable reports about us or our securities, the prices of our securities, and trading volumes in our securities, could decline.

The market for our common stock and the Convertible Notes depends in part on the research and reports that securities or industry analysts publish about our company. We do not have any control over these analysts, and there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price and the price of the Convertible Notes may decline. If one or more of the analysts covering us fail to regularly publish reports on us, demand for our common stock and the Convertible Notes may decline, which could cause our stock price and the price of the Convertible Notes, and trading volumes, to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended June 30, 2023.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the three months ended June 30, 2023.

Item 5. Other Information.

Insider trading arrangements and policies.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any trading arrangement for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

10.1#	2023 Equity Incentive Plan

10.2

Amendment to the Agreement for the Supply of Manufactured Products, dated May 15, 2023, between Intercept Pharma Europe Ltd. and Amdipharm Ltd. (previously filed, and incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 18, 2023, File No. 001-35668)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2023 and 2022 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six-month periods ended June 30, 2023 and 2022 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2023 and 2022 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited)

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

INTERCEPT PHARMACEUTICALS, INC.

Date: August 2, 2023	By:	/s/ Jerome Durso
Jerome Durso
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)