Form 10-Q
period 2023-09-30
INTERCEPT PHARMACEUTICALS, INC.
filed 2023-11-06
CIK 1270073

Ad

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2023 was 41,825,966.

Intercept Pharmaceuticals, Inc.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 (Unaudited)	6

	Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2023 and 2022 (Unaudited)	7

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine-month periods ended September 30, 2023 and 2022 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine-month periods ended September 30, 2023 and 2022 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2023 and 2022 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	82

Item 5.	Other Information	82

Item 6.	Exhibits	83

Exhibit Index		84

Signatures		85

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company” refer, collectively, to Intercept Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, but not limited to, statements regarding:

●	the merger agreement (the “Merger Agreement”) that we entered into with Alfasigma S.p.A. (“Alfasigma”), and its wholly owned acquisition subsidiary on September 26, 2023, pursuant to which we expect to become a wholly owned subsidiary of Alfasigma;
●	the progress, timing, and results of our clinical trials;
●	the safety and efficacy of our approved product, Ocaliva (obeticholic acid or “OCA”) for primary biliary cholangitis (“PBC”), and our product candidates;
●	the timing, acceptance, review, feedback, and potential approval for our regulatory filings with the U.S. Food and Drug Administration (the “FDA”) or other regulators;
●	the commercial prospects of our products or product candidates;
●	our corporate restructuring; and
●	our strategy, future operations, future financial position, future revenue, projected costs, financial guidance, prospects, plans, and objectives.

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

The following represent some, but not necessarily all, of the factors that could cause actual results to differ materially from historical results or those anticipated or predicted by our forward-looking statements:

●	the success of our existing business and operations, including Ocaliva for PBC;
●	our ability to successfully commercialize our products and product candidates;
●	our ability to maintain our regulatory approval of Ocaliva for PBC;
●	our ability to timely and cost-effectively file for and obtain regulatory approval of our product candidates on an accelerated basis or at all;
●	any advisory committee recommendation or dispute resolution determination that any of our products or product candidates should not be approved, or should be approved only under certain conditions;
●	any future determination that the regulatory applications and subsequent information that we submit for our products and product candidates do not contain adequate clinical or other data or meet applicable regulatory requirements for approval;
●	conditions that may be imposed by regulatory authorities on our marketing approvals for our products and product candidates, such as the need for clinical outcomes data (and not just results based on achievement of a surrogate endpoint), any risk mitigation programs such as a Risk Evaluation and Mitigation Strategies (“REMS”) program, and any related restrictions, limitations, and/or warnings contained in the labels of any of our products or product candidates;
●	any potential side effects associated with Ocaliva for PBC or our other products or product candidates that could delay or prevent approval, require that an approved product be taken off the market, require the inclusion of safety warnings or precautions, or otherwise limit the sale of such product or product candidate;

●	the initiation, timing, cost, conduct, progress, and results of our research and development activities, preclinical studies, and clinical trials, including any issues, delays, or failures in identifying patients, enrolling patients, treating patients, retaining patients, meeting specific endpoints, or completing and timely reporting the results of our clinical trials;
●	the outcomes of interactions with regulators, including the FDA, regarding our clinical trials;
●	our ability to establish and maintain relationships with, and the performance of, third-party manufacturers, contract research organizations, and other vendors upon whom we are substantially dependent for, among other things, the manufacture and supply of our products, including Ocaliva for PBC, and our clinical trial activities;
●	our ability to identify, develop, and successfully commercialize our products and product candidates;
●	our ability to obtain and maintain intellectual property protection for our products and product candidates, including our ability to cost-effectively file, prosecute, defend, and enforce any patent claims or other intellectual property rights;
●	the size and growth of the markets for our products and product candidates, and our ability to serve those markets;
●	the degree of market acceptance of Ocaliva for PBC or our other products or product candidates among physicians, patients, and healthcare payors;
●	the availability of adequate coverage and reimbursement from governmental and private healthcare payors for our products, including Ocaliva for PBC, and our ability to obtain adequate pricing for such products;
●	our ability to establish and maintain effective sales, marketing, and distribution capabilities, either directly or through collaborations with third parties;
●	competition from existing drugs or new drugs that become available;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to prevent or defend against system failures or security or data breaches due to cyber-attacks, or cyber intrusions, including ransomware, phishing attacks, and other malicious intrusions;
●	our ability to comply with data protection laws;
●	costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings, or litigation, including any securities, intellectual property, employment, product liability, or other litigation;
●	our collaborators’ election to pursue research, development, and commercialization activities;
●	our ability to establish and maintain relationships with collaborators with development, regulatory, and commercialization expertise;
●	our need for, and ability to generate or obtain, additional financing;
●	our estimates regarding future expenses, revenues, and capital requirements, and the accuracy thereof;
●	our use of cash, cash equivalents, and short-term investments;
●	our ability to acquire, license, and invest in businesses, technologies, product candidates, and products;
●	our ability to manage our operations, infrastructure, personnel, systems, and controls, including our corporate restructuring;
●	our ability to obtain and maintain adequate insurance coverage;
●	the impact of general economic, industry, market, regulatory, or political conditions;
●	how we use our cash on hand, as well as cash equivalents and investment securities;
●	disagreements or legal, operational, or other business problems arising from our ongoing relationship with Advanz Pharma and its affiliates (collectively, “Advanz”), the purchaser of our ex-U.S. business, including the licensing of the ex-U.S. rights to Ocaliva for PBC, our operational separation from our former ex-U.S. commercial operations, and our agreement to supply Advanz with OCA;
●	unexpected tax, regulatory, litigation, or other liabilities;
●	whether we receive any future earn-outs under the transaction documents with Advanz;

●	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
●	the failure to satisfy required closing conditions under the Merger Agreement, including, but not limited to, the tender of a minimum number of our outstanding shares of common stock in the related tender offer and the receipt of required regulatory approvals, or the failure to complete the merger in a timely manner;
●	risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the transaction with Alfasigma;
●	the effect of the announcement of the transaction with Alfasigma on our operating results and business generally, including, but not limited to, our ability to retain and hire key personnel and maintain our relationships with strategic partners, suppliers, vendors, regulatory authorities, and others with whom we do business;
●	the impact of the pending transaction with Alfasigma on our strategic plans and operations and our ability to respond effectively to competitive pressures, industry developments, and future opportunities;
●	the outcome of any legal proceedings that may be instituted against us and others relating to the Merger Agreement; and
●	the other risks and uncertainties identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other periodic filings filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Financial Statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$102,736	$50,517
Restricted cash	920	5,343
Investment debt securities, available-for-sale	219,978	435,049
Accounts receivable, net of allowance for credit losses of $65 and $54, respectively	32,479	26,862
Prepaid expenses and other current assets	27,332	22,356
Total current assets	383,445	540,127
Fixed assets, net	822	987
Inventory	2,649	6,462
Security deposits	1,275	1,013
Other assets	4,971	5,122
Total assets	$393,162	$553,711
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$89,494	$116,977
Short-term interest payable	1,351	3,531
Current portion of long-term debt	—	109,569
Total current liabilities	90,845	230,077
Long-term liabilities:
Long-term debt	223,856	223,104
Long-term other liabilities	6,616	7,453
Total liabilities	$321,317	$460,634
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock par value $0.001 per share; 90,000,000 shares authorized; 41,811,686 and 41,523,337 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	42	42
Additional paid-in capital	2,256,681	2,238,179
Accumulated other comprehensive loss, net	(7,203)	(8,256)
Accumulated deficit	(2,177,675)	(2,136,888)
Total stockholders’ equity	71,845	93,077
Total liabilities and stockholders’ equity	$393,162	$553,711

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue:
Product revenue, net	$88,789	$77,588	$240,465	$208,491
Total revenue	88,789	77,588	240,465	208,491
Operating expenses:
Cost of sales	197	424	604	956
Selling, general and administrative	45,438	43,274	156,441	121,013
Research and development	41,513	44,034	120,530	136,753
Restructuring	6,260	—	6,260	—
Total operating expenses	93,408	87,732	283,835	258,722
Operating loss	(4,619)	(10,144)	(43,370)	(50,231)
Other income (expense):
Interest expense	(1,802)	(5,237)	(7,423)	(18,579)
Loss on extinguishment of debt	—	(91,759)	—	(91,739)
Other income, net	3,661	3,053	10,326	2,691
Total other income (expense), net	1,859	(93,943)	2,903	(107,627)
Loss from continuing operations	$(2,760)	$(104,087)	$(40,467)	$(157,858)
(Loss) income from discontinued operations, net of income taxes	$(30)	$371,540	$(320)	$400,499
Net (loss) income	$(2,790)	$267,453	$(40,787)	$242,641

Net income (loss) per common and potential common share (basic and diluted):
Net loss from continuing operations	$(0.07)	$(3.04)	$(0.97)	$(5.05)
Net (loss) income from discontinued operations	$(0.00)	$10.83	$(0.01)	$12.81
Net (loss) income	$(0.07)	$7.80	$(0.98)	$7.76
Weighted average common and potential common shares outstanding:
Basic and diluted	41,792	34,293	41,731	31,262

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net (loss) income	$(2,790)	$267,453	$(40,787)	$242,641
Other comprehensive income (loss):
Unrealized gains (losses) on investment debt securities	258	(670)	1,076	(2,196)
Foreign currency translation and other
Release of currency translation adjustments associated with sale of business	—	(7,319)	—	(7,319)
Foreign currency translation gains (losses)	158	2,568	(23)	4,419
Other comprehensive income (loss)	$416	$(5,421)	$1,053	$(5,096)
Comprehensive (loss) income	$(2,374)	$262,032	$(39,734)	$237,545

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

	Three months ended September 30, 2023

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity
Balance - June 30, 2023	41,783	$42	$2,250,008	$(7,619)	$(2,174,885)	$67,546
Stock-based compensation	—	—	6,653	—	—	6,653
Issuance of common stock under equity plan	28	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(3)	—	(33)	—	—	(33)
Net proceeds from exercise of stock options	3	—	53	—	—	53
Other comprehensive income	—	—	—	416	—	416
Net loss	—	—	—	—	(2,790)	(2,790)
Balance - September 30, 2023	41,811	$42	$2,256,681	$(7,203)	$(2,177,675)	$71,845

	Nine months ended September 30, 2023

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	Equity
Balance - December 31, 2022	41,523	$42	$2,238,179	$(8,256)	$(2,136,888)	$93,077
Stock-based compensation	—	—	18,779	—	—	18,779
Issuance of common stock under equity plan	306	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(23)	—	(351)	—	—	(351)
Net proceeds from exercise of stock options	5	—	74	—	—	74
Other comprehensive income	—	—	—	1,053	—	1,053
Net loss	—	—	—	—	(40,787)	(40,787)
Balance - September 30, 2023	41,811	$42	$2,256,681	$(7,203)	$(2,177,675)	$71,845

	Three months ended September 30, 2022

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit) Equity
Balance - June 30, 2022	29,798	30	2,016,201	(2,548)	(2,383,516)	(369,833)
Stock-based compensation	—	—	5,788	—	—	5,788
Issuance of common stock under equity plan	269	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(9)	—	(135)	—	—	(135)
Net proceeds from exercise of stock options	29	—	433	—	—	433
Issuance of common stock repurchase of convertible notes	11,330	11	209,380	—	—	209,391
Other comprehensive loss	—	—	—	(5,421)	—	(5,421)
Net loss	—	—	—	—	267,453	267,453
Balance - September 30, 2022	41,417	$41	$2,231,667	$(7,969)	$(2,116,063)	$107,676

	Nine months ended September 30, 2022

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss, Net	Deficit	(Deficit) Equity
Balance - December 31, 2021	29,573	30	2,308,653	(2,873)	(2,489,772)	(183,962)
Stock-based compensation	—	—	21,052	—	—	21,052
Issuance of common stock under equity plan	520	—	—	—	—	—
Employee withholding taxes related to stock-based awards	(35)	—	(480)	—	—	(480)
Net proceeds from exercise of stock options	29	—	433	—	—	433
Issuance of common stock for repurchase of convertible notes	11,330	11	209,380	—	—	209,391
Reclassification of the equity components of the Convertible Notes to liability upon adoption of ASU 2020-06	—	—	(307,371)	—	131,068	(176,303)
Other comprehensive loss	—	—	—	(5,096)	—	(5,096)
Net income	—	—	—	—	242,641	242,641
Balance - September 30, 2022	41,417	$41	$2,231,667	$(7,969)	$(2,116,063)	$107,676

See accompanying notes to the condensed consolidated financial statements.

INTERCEPT PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(40,787)	$242,641
Less: (Loss) income from operations of discontinued operations, net of tax	(320)	400,499
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,779	16,658
(Accretion) amortization of (discount) premium on investment debt securities	(6,162)	716
Amortization of deferred financing costs	991	2,242
Write-off of fixed assets	—	2,400
Depreciation	276	491
Non-cash operating & finance lease costs	935	1,435
Write-off of inventory	3,054
Loss on extinguishment of debt	—	91,739
Gain on lease termination	—	(1,101)
Provision for allowance on credit losses	11	—
Changes in operating assets:
Accounts receivable	(5,628)	2,169
Prepaid expenses and other current assets	(4,491)	442
Inventory	721	232
Security deposits	(262)	3,157
Other assets		32
Changes in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(22,648)	13,791
Operating lease liabilities	(748)	(1,479)
Interest payable	(2,180)	(6,357)
Net cash used in operating activities - continuing operations	(57,819)	(31,291)
Net cash (used in) provided by operating activities - discontinued operations	(394)	9,317
Net cash used in operating activities	(58,213)	(21,974)
Cash flows from investing activities:
Purchases of investment debt securities	(181,181)	(401,069)
Sales and maturities of investment debt securities	403,490	355,485
Purchases of equipment, leasehold improvements, and furniture and fixtures	(111)	(865)
Net cash provided by (used in) investing activities - continuing operations	222,198	(46,449)
Net cash (used in) provided by investing activities - discontinued operations	(6,155)	363,233
Net cash provided by investing activities	216,043	316,784
Cash flows from financing activities:
Payments of employee withholding taxes related to stock-based awards	(351)	(480)
Proceeds from exercise of options, net	74	433
Repayment of principal outstanding on 2023 Convertible Notes	(109,808)	—
Payments of principal on finance lease liabilities	(211)	—
Payments for repurchases of convertible senior notes	—	(261,562)
Payments of debt issuance costs	—	(35)
Net cash used in financing activities - continuing operations	(110,296)	(261,644)
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash used in financing activities	(110,296)	(261,644)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	262	(7,399)
Net increase (decrease) in cash, cash equivalents and restricted cash	47,796	25,767
Cash, cash equivalents and restricted cash at beginning of period	55,860	94,409
Cash, cash equivalents and restricted cash at end of period	103,656	120,176
Supplemental disclosure of non-cash transactions:
Right-of-use asset obtained in exchange for new operating lease obligations	$(780)	$(5,654)
Non-cash investing and financing activities
Net increase in accrued fixed assets	$—	$21
Reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:
Cash and cash equivalents	$102,736	$113,195
Restricted cash	920	6,981
Total cash, cash equivalents and restricted cash	$103,656	$120,176

Supplemental non-cash disclosure:
Issuance of common stock to noteholders in connection with repurchase of convertible notes	—	209,391

Supplementary cash flow data:
Income taxes paid	$—	$455

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

Agreement and Plan of Merger

On September 26, 2023, the Company announced it had entered into an agreement (the “Merger Agreement”) with Alfasigma and Interstellar Acquisition Inc., a wholly owned subsidiary of Alfasigma (“Purchaser”). Pursuant to the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) to acquire all the outstanding shares of the Company’s common stock (the “Shares”) at an offer price of $19.00 per Share, net to the seller in cash without interest (the “Offer Price”), subject to any applicable withholding taxes.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction of the conditions set forth in Annex I to the Merger Agreement, including that (i) there shall have been validly tendered and not validly withdrawn that number of Shares that, considered together with all other Shares (if any) beneficially owned by Alfasigma and its affiliates, represents one more Share than 50% of the Shares outstanding at the time of the expiration of the Offer; (ii) the Merger Agreement shall not have been validly terminated in accordance with its terms; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iv) those other conditions set forth in Annex I to the Merger Agreement. Following the consummation of the Offer, Purchaser will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Alfasigma (the “Merger”). In the Merger, each Share issued and outstanding immediately prior to the effective time (the “Effective Time”) of the Merger (other than certain excluded Shares as described in the Merger Agreement) will automatically be converted into the right to receive the Offer Price.

It is anticipated the transaction will close by the end of 2023. Upon completion of the transaction, the Company’s common stock will no longer be publicly listed.

The Merger Agreement contains certain termination rights for the Company and Alfasigma. If the Merger Agreement is terminated under specified circumstances, the Company will be required to pay Alfasigma a termination fee of $34 million.

2.    Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2023. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements.

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

On July 1, 2022, the Company completed the Disposition Transaction. As a result of this transaction, the Company’s international business was divested and its international commercial and medical infrastructure were transitioned to Advanz. Total cash consideration received upon closing was $366.5 million. Additional consideration of $38.5 million under the Share Purchase Agreement (the “SPA”) was settled in connection with the completion statements (the post-closing statements completing and adjusting the flow of funds from the closing of the Disposition Transaction), which included adjustments for cash, working capital, and assumed liabilities, resulting in a $6.2 million cash payment to Advanz during the nine months ended September 30, 2023.

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

The total amount recognized as a reduction to Research & development expenses for a portion of the total R&D costs to be reimbursed by Advanz in relation to the PBC Post-Marketing Work was $1.9 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively, and $5.6 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively. Cash inflows were $1.3 million and $1.4 million for the three months ended

September 30, 2023 and 2022, respectively, and $4.6 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively, under the Transitional Services Agreement (the “TSA”) and Sublicense Agreement.

All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.

As of September 30, 2023 and December 31, 2022, respectively, there were no assets or liabilities associated with discontinued operations.

The following table presents the results of operations related to discontinued operations for the three and nine months ended September 30, 2023 and 2022 respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Product revenue, net	$—	$—	$—	$58,065
Cost of sales	—	169	—	1,194
Selling, general and administrative	—	636	—	28,083
Research and development	—	4	—	255
Other expense, net	—	(7)	—	(390)
(Loss) income from discontinued operations	$—	$(816)	$—	$28,143
(Loss) gain on the sale of the ex-U.S. commercial operations and sublicense	(30)	380,356	(320)	380,356
(Loss) income from discontinued operations, pre-tax	(30)	379,540	(320)	408,499
Income tax expense	—	(8,000)	—	(8,000)
Net (loss) income from discontinued operations	$(30)	$371,540	$(320)	$400,499

Stock-based compensation expense, related to discontinued operations, was $0 million and $4.4 million for the three and nine months ended September 30, 2022.

The following table presents the net cash (used in) provided by operating activities and investing activities of discontinued operations for the nine months ended September 30, 2023 and 2022 respectively:

	Nine Months Ended September 30,
	2023	2022
Net (loss) income from discontinued operations	$(320)	$400,499

Adjustment of non-cash activities	—	4,937
Decrease in accounts receivable	—	18,235
Decrease in prepaid expenses and other current assets	—	3,746
Decrease in inventory	—	242
Decrease in security deposits	—	2,191
Decrease in operating lease liabilities	—	(386)
Decrease in accounts payable, accrued expenses and other current liabilities	—	(53,647)
Reclassification of cash proceeds from sale of business to investing activities	(74)	(366,500)
Net cash (used in) provided by operating activities	$(394)	$9,317

Proceeds from sale of business, net of cash	—	363,233
Net payment of purchase price adjustment for Disposition Transaction	(6,155)	—
Net cash (used in) provided by investing activities	$(6,155)	$363,233

5.    Cash, Cash Equivalents and Investment Debt Securities

The following table summarizes the Company’s cash, cash equivalents and investment debt securities as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$97,764	$—	$—	$—	$97,764
Commercial paper	4,974	—	—	(2)	4,972
Total cash and cash equivalents	102,738	—	—	(2)	102,736
Investment debt securities:
Commercial paper	83,332	—	—	(116)	83,216
Corporate debt securities	126,020	—	43	(504)	125,559
U.S. government agency bonds	6,225	—	—	(4)	6,221
U.S. Treasury securities	4,982	—	—	—	4,982
Total investment debt securities	220,559	—	43	(624)	219,978
Total cash, cash equivalents and investment debt securities	$323,297	$—	$43	$(626)	$322,714

	As of December 31, 2022
		Allowance	Gross	Gross
		for Credit	Unrealized	Unrealized
	Amortized Cost	Losses	Gains	Losses	Fair Value

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$50,517	$—	$—	$—	$50,517
Total cash and cash equivalents	50,517	—	—	—	50,517
Investment debt securities:
Commercial paper	102,379	—	7	(183)	102,203
Corporate debt securities	304,234	—	33	(1,390)	302,877
U.S. government agency bonds	24,100	—	4	(109)	23,995
U.S. Treasury securities	5,993	—	—	(19)	5,974
Total investment debt securities	436,706	—	44	(1,701)	435,049
Total cash, cash equivalents and investment debt securities	$487,223	$—	$44	$(1,701)	$485,566

The aggregate fair value of the Company’s available-for-sale investment debt securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	As of September 30, 2023
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$83,216	$(116)	$—	$—	$83,216	$(116)
Corporate debt securities	93,015	(337)	16,894	(167)	109,909	(504)
U.S. government agency bonds	3,223	(2)	2,998	(2)	6,221	(4)
Total	$179,454	$(455)	$19,892	$(169)	$199,346	$(624)

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total

	(in thousands)
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$93,659	$(183)	$—	$—	$93,659	$(183)
Corporate debt securities	256,918	(1,174)	27,494	(216)	284,412	(1,390)
U.S. government agency bonds	17,866	(109)	—	—	17,866	(109)
U.S. Treasury securities	5,974	(19)	—	—	5,974	(19)
Total	$374,417	$(1,485)	$27,494	$(216)	$401,911	$(1,701)

At September 30, 2023 and December 31, 2022, respectively the Company had 57 and 122 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher) and the decline in fair value is largely due to market conditions and/or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on available-for-sale investment debt securities totaling $1.1 million and $2.4 million at September 30, 2023 and December 31, 2022, respectively, is excluded from the estimate of credit losses and is included in Prepaid expenses and other current assets.

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

	(in thousands)
September 30, 2023
Assets
Cash and cash equivalents:
Money market funds	$77,916	$77,916	$—	$—
Available-for-sale investment debt securities:
Commercial paper	83,216	—	83,216	—
Corporate debt securities	125,559	—	125,559	—
U.S. government agency bonds	6,221	—	6,221	—
U.S. Treasury securities	4,982	4,982	—	—
Total financial assets	$297,894	$82,898	$214,996	$—

December 31, 2022
Assets
Cash and cash equivalents:
Money market funds	$27,035	$27,035	$—	$—
Available-for-sale investment debt securities:
Commercial paper	102,203	—	102,203	—
Corporate debt securities	302,877	—	302,877	—
U.S. government agency bonds	23,995	—	23,995	—
U.S. Treasury securities	5,974	5,974	—	—
Total financial assets	$462,084	$33,009	$429,075	$—

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

The aggregate fair value of all available-for-sale investment debt securities (commercial paper, corporate debt securities, U.S. government agency bonds and U.S. Treasury securities), by contractual maturity, are as follows:

	Fair Value as of
	September 30, 2023	December 31, 2022

	(in thousands)
Due in one year or less	$218,487	$391,488
Due after one year through two years	1,491	43,561
Total investment debt securities	$219,978	$435,049

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

7.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows:

	Useful lives
	(Years)	September 30, 2023	December 31, 2022

		(in thousands)
Office equipment and software	3	$478	$3,112
Leasehold improvements	Shorter of remaining lease term or useful life	395	395
Furniture and fixtures	7	1,280	1,280
Subtotal		2,153	4,787
Less: accumulated depreciation		(1,331)	(3,800)
Fixed assets, net		$822	$987

8.    Inventory

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

	September 30, 2023	December 31, 2022

	(in thousands)
Work-in-process	$2,453	$6,230
Finished goods	196	232
Inventory	$2,649	$6,462

During the quarter ended September 30, 2023, the Company recorded a write-off of $3.0 million of active pharmaceutical ingredient (“API”) due to inventory that was determined to be in excess of the Company’s anticipated usage. The write-off was recorded as a component of Research and Development expense given the usage was revised based on the discontinuation of the NASH program.

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	September 30, 2023	December 31, 2022

	(in thousands)
Accounts payable	$10,267	$14,234
Accrued employee compensation	20,486	24,737
Accrued contracted services	37,515	58,875
Accrued restructuring	5,611	—
Accrued rebates, returns, discounts and other incentives	11,527	14,460
Accrued income taxes payable	2,868	3,144
Other liabilities	1,220	1,527
Accounts payable, accrued expenses and other liabilities	$89,494	$116,977

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

10.   Current and Long-Term Debt

Debt, net of debt issuance costs, consisted of the following:

	September 30, 2023

	2026 Convertible Secured Notes	2026 Convertible Notes	Total Long-Term Debt

	(in thousands)
Principal	$111,143	$115,349	$226,492
Unamortized debt issuance costs	(1,333)	(1,303)	(2,636)
Net carrying amount	$109,810	$114,046	$223,856

	December 31, 2022

	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total Current Portion of Long-Term Debt	Total Long-Term Debt

	(in thousands)
Principal	$111,143	$115,349	$109,808	$109,808	$226,492
Unamortized debt issuance costs	(1,728)	(1,660)	(239)	(239)	(3,388)
Net carrying amount	$109,415	$113,689	$109,569	$109,569	$223,104

As of December 31, 2022, the net carrying amount of the 2023 Convertible Notes was recorded in Current portion of long-term debt. In July 2023, the 2023 Convertible Notes matured and the Company made a cash payment for the total principal amount due of $109.8 million, in addition to payment of the remaining outstanding interest due of $1.8 million.

The Company has two series of convertible notes outstanding (together, the “Convertible Notes”). Both series are convertible under certain circumstances into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election.

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

The approximate fair value of the Convertible Notes was determined as follows using Level 2 inputs based on quoted market values:

	September 30, 2023	December 31, 2022

	(in thousands)
2026 Convertible Secured Notes	$119,201	$108,012
2026 Convertible Notes	$113,042	$87,307
2023 Convertible Notes	$—	$107,680

The Note Indentures

The 2026 Convertible Notes were issued pursuant to a Base Indenture, dated as of July 6, 2016, between the Company and U.S. Bank National Association (“U.S. Bank”), as trustee, and a Second Supplemental Indenture, dated May 14, 2019, between the Company and U.S. Bank as trustee. The 2026 Convertible Secured Notes were issued pursuant to a Base Indenture and a First Supplemental Indenture, each dated as of August 17, 2021, between the Company and U.S. Bank as trustee and collateral agent. In connection with the issuance of the 2026 Convertible Secured Notes, the Company also entered into a Security Agreement, dated as of August 17, 2021, with U.S. Bank as collateral agent.

Pursuant to these indentures, the 2026 Convertible Notes are senior unsecured obligations and the 2026 Convertible Secured Notes are senior secured obligations, of the Company. Each indenture provides for customary events of default.

Each series of notes bears a fixed rate of interest as identified above, payable semi-annually in arrears:

Semi-annual payment dates
	First payment date	First	Second	Maturity date*
2026 Convertible Secured Notes	February 15, 2022	February 15	August 15	February 15, 2026
2026 Convertible Notes	November 15, 2019	May 15	November 15	May 15, 2026

* Unless earlier repurchased, redeemed, or converted.

Each of the two series of notes is convertible under certain circumstances. Prior to February 15, 2026 (for the 2026 Convertible Notes) and November 15, 2025 (for the 2026 Convertible Secured Notes), holders may convert their notes only under any of the following circumstances:

(i)

During any calendar quarter commencing after the calendar quarter ended on June 30, 2019 (for the 2026 Convertible Notes) or December 31, 2021 (for the 2026 Convertible Secured Notes), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is at least 130% of the applicable conversion price (as defined in the applicable indenture) on each applicable trading day (the “Stock Price Conversion Condition”).

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

The Convertible Notes are redeemable by the Company in certain circumstances starting May 20, 2023 (for the 2026 Convertible Notes) and February 20, 2024 (for the 2026 Convertible Secured Notes). After such dates, the Company may redeem for cash all or any part of the applicable Convertible Notes, at its option, if the last reported sale price of the common stock has been at least 130% of the applicable conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on and including the trading day immediately preceding the date of the applicable notice of redemption. The redemption price is equal to 100% of the principal amount redeemed, plus accrued and unpaid interest to (but excluding) the redemption date.

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

Interest Expense on Convertible Notes

The table summarizes the total interest expense recognized in the periods presented:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	2026 Convertible Secured Notes	2026 Convertible Notes	Total		2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$972	$577	1,549		$2,918	$1,730	$1,784	$6,432
Amortization of debt issuance costs	133	120	253		395	357	239	991
Total interest expense	$1,105	$697	$1,802		$3,313	$2,087	$2,023	$7,423

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total	2026 Convertible Secured Notes	2026 Convertible Notes	2023 Convertible Notes	Total

	(in thousands)
Contractual interest expense	$3,127	$577	$892	$4,596	$11,877	$1,731	$2,729	$16,337
Amortization of debt issuance costs	407	117	117	641	1,540	349	353	2,242
Total interest expense	$3,534	$694	$1,009	$5,237	$13,417	$2,080	$3,082	$18,579

The effective interest rates during the three and nine months ended September 30, 2023 and September 30, 2022 for the 2026 Convertible Secured Notes and 2026 Convertible Notes are 4.03% and 2.44%, respectively.

Accrued interest on the Convertible Notes was approximately $1.4 million and $3.5 million as of September 30, 2023 and December 31, 2022, respectively.

The Company’s total recorded debt issuance costs are $8.7 million, which are being amortized using the effective interest method through the date of maturity. As of September 30, 2023 and December 31, 2022, respectively, $2.6 million and $3.4 million of debt issuance costs for the 2026 Convertible Secured Notes and 2026 Convertible Notes are unamortized and included within the condensed consolidated balance sheets in Long-term debt. As of December 31, 2022, $0.2 million of debt issuance costs for the 2023 Convertible Notes were unamortized and included within the condensed consolidated balance sheets in Current portion of long-term debt.

Cash payments for interest were $8.6 million and $22.7 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The claim for 2019 was finalized and approved in the quarter ended June 30, 2023, at which time the Company recorded the net U.K. research and development tax credit payments received of $3.8 million (less $0.2 million due to foreign currency translation) as a reduction of research and development expense in the condensed consolidated statements of operations for the nine months ended September 30, 2023. In the three and nine months ended September 30, 2022, the Company recorded U.K. research and development tax credits of $3.5 million as a reduction of research and development expense.

12. Restructuring

Restructuring

On June 23, 2023, the Company announced the adoption of a workforce reduction and expense reduction plan (the “Restructuring Plan”), including a workforce reduction of approximately one third, and discontinuance of NASH-related investment. The intent of the Restructuring Plan is to strengthen the Company’s focus on the treatment of rare and serious liver diseases, and significantly reduce operating expenses. The Restructuring Plan was implemented during the third quarter of 2023 and is expected to be substantially completed by the end of 2023.

For the three and nine months ended September 30, 2023, restructuring activities resulted in expenses of $6.3 million, which were comprised entirely of severance and other employee benefit costs.

The following table displays a rollforward of the changes to the accrued balances as of September 30, 2023:

Severance and Related Costs
(in thousands)
Accrued balance at December 31, 2022	$—
Charges incurred	6,260
Cash payments made	(649)
Other reserve adjustments	—
Accrued balance at September 30, 2023	$5,611

13.   Stock Compensation

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

The estimated fair value of the stock options granted in the nine months ended September 30, 2023, was determined utilizing a Black-Scholes option-pricing model at the date of grant. The fair value of the RSUs granted in the nine months ended September 30, 2023, was determined utilizing the closing price of the Company’s common stock on the date of grant. The fair value of the PRSUs granted in the nine months ended September 30, 2023, was determined utilizing the Monte Carlo simulation method. The Company accounts for all forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest and are not forfeited.

The following table summarizes stock option activity during the nine months ended September 30, 2023:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2022	2,087	$43.51	7.1	$4
Granted	641	$16.60	—	$—
Exercised	(7)	$15.04	—	$28
Cancelled/forfeited	(136)	$19.70	—	$—
Expired	(150)	$65.34	—	$—
Outstanding at September 30, 2023	2,435	$36.82	7.3	$3,681
Expected to vest	1,012	$18.32	8.8	$2,168
Exercisable	1,423	$49.96	6.2	$1,513

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2023, the total compensation cost related to non-vested option awards not yet recognized is approximately $10.4 million with a weighted average remaining vesting period of 1.16 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Volatility	69.5 - 72.6%	66.4 - 67.7%
Expected term (in years)	6.0	5.5 - 6.0
Risk-free rate	3.6 - 4.3%	1.3 - 2.8%
Expected dividend yield	—%	—%

The following table summarizes the aggregate RSU and PRSU activity during the nine months ended September 30, 2023:

		Weighted
	Number of	Average Grant Date
	Awards	Fair Value
	(in thousands)
Non-vested awards at December 31, 2022	1,051	$23.90
Granted	1,857	$16.00
Vested	(160)	$21.56
Forfeited	(226)	$18.83
Non-vested awards at September 30, 2023	2,522	$18.24

As of September 30, 2023, there is approximately $31.1 million of total unrecognized compensation expense related to unvested RSUs and PRSUs which is expected to be recognized over a weighted average vesting period of 1.29 years.

During the nine months ended September 30, 2023, the Company granted a total of 224,700 PRSUs to certain of the Company’s executive officers. The performance criterion for such PRSUs is based on the Total Shareholder Return (“TSR”) of the Company’s common stock relative to the TSR of the companies comprising the S&P Biotechnology Select Industry Index (the “TSR Peer Group”) over a 3-year performance period and is accounted for as a market condition under ASC Topic 718, Compensation – Stock Compensation. The TSR for the Company or a member of the TSR Peer Group is calculated by dividing (a) the difference of the ending average stock price minus the beginning average stock price by (b) the beginning average stock price. The beginning average stock price equals the average closing stock price over the one calendar month period prior to the beginning of the performance period, after adjusting for dividends, as applicable. The ending average stock price equals the average closing price over the one calendar month period ending on the last day of the performance period, after adjusting for dividends, as applicable. The Company’s relative TSR is then used to calculate the payout percentage, which may range from zero percent (0%) to one hundred and fifty percent (150%) of the target award. The Company utilized a Monte Carlo simulation to determine the grant date fair value of such PRSUs.

The Company recorded approximately $0.5 million and $1.4 million of stock-based compensation related to such PRSUs granted during the three and nine months ended September 30, 2023.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

			(in thousands)
Selling, general and administrative	$4,710	$4,411	$13,774	$12,485
Research and development	1,943	1,377	5,005	4,173
Total stock-based compensation	$6,653	$5,788	$18,779	$16,658

14.   Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and nine-month periods ended September 30, 2023 and 2022, the diluted loss per share computations for such periods did not assume the conversion of the Convertible Notes, exercise of stock options or vesting of RSUs or PRSUs as they would have had an anti-dilutive effect on loss per share. The Company utilized the control number concept in the computation of diluted earnings per share. The control number used is net loss from continuing operations. The control number requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss. Since the Company had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three and nine-month periods ended September 30, 2023 and 2022, as the inclusion thereof would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Shares issuable upon conversion of Convertible Notes	6,370	18,462	6,737	23,169
Options	2,526	2,483	2,510	2,474
Unvested restricted stock units	2,660	1,233	2,168	1,351
Total	11,556	22,178	11,415	26,994

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

Litigation Relating to the Tender Offer and the Merger Agreement

As of November 6, 2023, four complaints have been filed in federal court, each relating to the tender offer and the transactions contemplated by our Merger Agreement with Alfasigma.

●	On October 13, 2023, a purported stockholder of Intercept filed a lawsuit in the United States District Court for the District of Delaware against Intercept and its directors, captioned Walsh v. Intercept Pharmaceuticals, Inc., et al., Case No. 23-cv-01153 (which we refer to as the “Walsh Complaint”).
●	Also on October 13, 2023, a purported stockholder of Intercept filed a lawsuit in the United States District Court for the Southern District of New York against Intercept and its directors, captioned O’Dell v. Intercept Pharmaceuticals, Inc., et al., Case No. 23-cv-09052 (which we refer to as the “O’Dell Complaint”).
●	On October 17, 2023, a purported stockholder of Intercept filed a lawsuit in the United States District Court for the Southern District of New York against Intercept and its directors, captioned Dickerson v. Intercept Pharmaceuticals, Inc., et al., Case No. 23-cv-09121 (which we refer to as the “Dickerson Complaint”).
●	On October 19, 2023, a purported stockholder of Intercept filed a lawsuit in the United States District Court for the District of Delaware against Intercept and its directors, captioned Clark v. Intercept Pharmaceuticals, Inc., et al., Case No. 23-cv-01180 (which we refer to as the “Clark Complaint”).

The Walsh Complaint, O’Dell Complaint, Dickerson Complaint, and Clark Complaint allege that the Solicitation/Recommendation Statement issued in connection with the tender offer and the transactions contemplated by our Merger Agreement with Alfasigma omits material information or contains misleading disclosures and that, as a result, the defendants violated Sections 14(d), 14(e), and 20(a) of the Exchange Act.

The complaints seek, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement, (ii) rescission or rescissory damages in the event the transactions contemplated by the Merger Agreement have been implemented, (iii) dissemination of a Solicitation/Recommendation Statement that does not omit material information or contain any misleading disclosures, (iv) an award of damages that plaintiff suffered as a result of the defendant’s purported wrongdoings, and (v) an award of plaintiff’s expenses, including attorneys’ and experts’ fees.

Intercept believes the claims asserted in each of the complaints are without merit.

As of November 6, 2023, one complaint has been filed in a New Jersey state court relating to the tender offer and the transactions contemplated by our Merger Agreement with Alfasigma. On October 23, 2023, a purported stockholder of Intercept filed a lawsuit in the Morris County Superior Court of New Jersey against Intercept, its directors and Alfasigma, captioned Haltman v. Akkaraju, et al., Case No. MRS-C-000085-23 (which we refer to as the “Haltman Complaint”).

The Haltman Complaint alleges that the Solicitation/Recommendation Statement issued in connection with the tender offer and the transactions contemplated by our Merger Agreement with Alfasigma omits material information or contains misleading disclosures and that, as a result, the defendants violated Section 49:3-71 of the New Jersey Statutes and New Jersey common law.

The complaint seeks, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement, (ii) a declaration that Alfasigma violated Section 49:3-71 of the New Jersey

Statutes, and (iii) dissemination of a Solicitation/Recommendation Statement that makes corrective and complete disclosures.

Intercept believes the claims asserted in this complaint are without merit.

Intercept and the plaintiff in the Haltman Complaint reached an agreement for settlement and the Haltman Complaint was voluntarily dismissed with prejudice by the plaintiff on October 30, 2023.

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

The paragraph IV certification notice alleged that the challenged Orange Book patents were invalid, unenforceable, and/or would not be infringed by the commercial manufacture, use, or sale of the generic products described in Zenara’s ANDA. Within 45 days of receipt of the paragraph IV certification notice, the Company initiated a patent infringement suit against Zenara in the United States District Court for the District of Delaware. In June 2023, the Company received an additional paragraph IV certification notice letter from Zenara challenging an additional Orange Book patent. Within 45 days, in June 2023, the Company initiated a patent infringement suit against Zenara in the United States District Court for the District of Delaware. The two patent infringement suits have been consolidated, and trial is scheduled for March 17, 2025.

Separately, the Company previously settled ANDA litigation, with six other generic manufacturers.

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

In June 2022, we announced topline results from our COBALT trial and HEROES-US study. In September 2022, we had a supplemental new drug application (“sNDA”) pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from COBALT and from the HEROES-US study as well as additional data, including supplemental real-world evidence (“RWE”) from large data-sets in the United States, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. Because COBALT was terminated early and did not meet its primary endpoint due to the challenges in enrolling and maintaining a placebo-controlled post-marketing study in a rare disease setting, we are relying in part on supplemental RWE as part of our evidence package. Based on its review of our sNDA, the FDA may decide, including due to its evaluation of efficacy and safety data (including real-world data, or “RWD”), that this evidence package does not support fulfillment of our post-marketing obligations. If the FDA does not provide full approval for Ocaliva for PBC, we may not be able to maintain our marketing approval, or the FDA could require us to conduct additional studies or analyses in order to maintain our marketing approval.

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

In June 2023, we announced results from a planned interim analysis of our ongoing Study 747-213, assessing improvements in serum biomarkers of hepatic function, cholestasis, and inflammation, in patients with PBC after treatment with an investigational combination of OCA and bezafibrate. Results from the interim data set showed that the combination of OCA 5-10 mg and bezafibrate 400 mg was effective in normalizing multiple biochemical markers associated with PBC-induced liver damage. The goal of this interim analysis was to assess improvements in serum biomarkers of PBC-induced liver damage, including alanine transaminase (“ALT”) and aspartate aminotransferase (“AST”), as well as markers shown to predict transplant-free survival, including alkaline phosphatase (“ALP”), gamma-glutamyl transferase (“GGT”), and total bilirubin. Safety was assessed by monitoring of adverse events (“AEs”) and laboratory values. The primary efficacy endpoint of Study 747-213 is change in ALP from baseline to week 12. Treatment-emergent adverse events (“TEAEs”) were generally balanced across all treatment arms, with the majority being mild and not related to the study drug. No deaths occurred in the study. By the fourth quarter of 2023, we expect to have necessary data, which will include analyses from both Phase 2 studies, in addition to Phase 1 and preclinical data, to request an end-of-phase 2 meeting with the FDA. Our longer-term goal is to develop and seek regulatory approval for an FDC regimen in PBC.

In addition, our product pipeline includes our INT-787 compound, an FXR agonist. We submitted an IND for INT-787 in the first half of 2022, which is now active, and we announced plans to focus development of INT-787 in sAH. We initiated a Phase 2a trial evaluating the safety, tolerability, efficacy and pharmacokinetics of INT-787 in subjects with sAH.

Plan of Merger

On September 26, 2023, we entered into the Merger Agreement with Alfasigma and Purchaser. Pursuant to the Merger Agreement, Purchaser commenced the Offer to acquire all of the outstanding Shares at the Offer Price of $19.00 per Share, net to the seller in cash, without interest, subject to any applicable withholding taxes.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction of the conditions set forth in Annex I to the Merger Agreement, including (i) there shall have been validly tendered and not validly withdrawn that number of Shares that, considered together with all other Shares (if any) beneficially owned by Alfasigma and its affiliates, represents one more Share than 50% of the Shares outstanding at the time of the expiration of the Offer; (ii) the Merger Agreement shall not have been validly terminated in accordance with its terms; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iv) those other conditions set forth in Annex I to the Merger Agreement.

Following the consummation of the Offer, Purchaser will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Alfasigma. In the Merger, each Share issued and outstanding immediately prior to the Effective Time (other than certain excluded Shares as described in the Merger Agreement) will automatically be converted into the right to receive the Offer Price. We anticipate the transaction will close by the end of 2023. Following the consummation of the Merger, the Company will cease to be a public traded company.

The Merger Agreement contains certain termination rights for us and Alfasigma. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Alfasigma a termination fee of $34 million.

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

We recognized net sales of Ocaliva of $88.8 million and $77.6 million for the three months ended September 30, 2023 and 2022, respectively, and $240.5 million and $208.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Selling, General and Administrative Expenses

We have incurred and expect to continue to incur significant selling, general and administrative expenses as a result of, among other initiatives, the commercialization of Ocaliva for PBC in the United States, and in support of our other future approved products, if any, along with any maintenance of our general and administrative infrastructure.

In addition, we incurred significant selling, general and administrative expenses in connection with the preparation for the potential commercialization of OCA for liver fibrosis due to NASH, which was not approved by the FDA, and we continue to incur incremental expenses as part of the wind-down of our NASH program.

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

Restructuring

On June 23, 2023, we announced the adoption of a workforce reduction and expense reduction plan (the “Restructuring Plan”), including a workforce reduction of approximately one third, and discontinuance of NASH-related investment. The intent of the Restructuring Plan is to strengthen our focus on the treatment of rare and serious liver diseases, and significantly reduce operating expenses. The Restructuring Plan was implemented during the third quarter of 2023 and is expected to be substantially completed by the end of 2023.

For the three and nine months ended September 30, 2023, restructuring activities resulted in expenses of $6.3 million, which were comprised entirely of severance and other employee benefit costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	(in thousands)
Revenue:
Product revenue, net	$88,789	$77,588
Total revenue	88,789	77,588

Operating expenses:
Cost of sales	197	424
Selling, general and administrative	45,438	43,274
Research and development	41,513	44,034
Restructuring	6,260	—
Total operating expenses	93,408	87,732

Other income (expense):
Interest expense	(1,802)	(5,237)
Loss on extinguishment of debt	—	(91,759)
Other income, net	3,661	3,053
Total other income (expense), net	1,859	(93,943)

Loss from continuing operations	$(2,760)	$(104,087)
(Loss) income from discontinued operations, net of tax	$(30)	$371,540
Net (loss) income	$(2,790)	$267,453

Revenues

Product revenue, net was $88.8 million and $77.6 million for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, product revenue, net was solely comprised of U.S. Ocaliva net sales. The increase in product revenues was driven by operational growth, primarily due to increased unit sales volumes, higher pricing and lower gross to net deductions.

Cost of sales

Cost of sales was $0.2 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. Our cost of sales for the three months ended September 30, 2023 and 2022 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $45.4 million and $43.3 million for the three months ended September 30, 2023 and 2022, respectively. The $2.1 million net increase between periods was primarily driven by personnel costs due to higher headcount, higher consulting costs, and promotional costs related to PBC.

Research and development expenses

Research and development expenses were $41.5 million and $44.0 million for the three months ended September 30, 2023 and 2022, respectively. The $2.5 million net decrease between periods was primarily driven by lower costs for NASH

(mainly the wind down of REVERSE) and OCA for PBC related R&D activities offset by the $3.0 million write-off of inventory related to the NASH program.

Restructuring

Restructuring expenses were $6.3 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase between periods was driven by severance costs and other related termination benefits incurred during the quarter ended September 30, 2023 in conjunction with the Restructuring Plan.

Interest expense

Interest expense was $1.8 million and $5.2 million for the three months ended September 30, 2023 and 2022, respectively. The decrease was driven by lower contractual interest expense due to the reduction of principal debt outstanding. For the quarter ended September 30, 2023, interest expense related to the principal amounts outstanding for the 2026 Convertible Notes and 2026 Convertible Secured Notes. For the quarter ended September 30, 2022, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes.

Loss on extinguishment of debt

Loss on extinguishment of debt was $0.0 and $91.8 million for the three months ended September 30, 2023 and 2022, respectively. For the quarter ended September 30, 2022, the loss on extinguishment of debt related to the repurchases of the 2026 Convertible Secured Notes.

Other income, net

Other income, net was $3.7 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

(Loss) income from discontinued operations, net of tax

(Loss) income from discontinued operations, net of tax was ($0.0) million and $371.5 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in (loss) income from discontinued operations, net of tax was a result of no product revenues realized or operating expenses incurred during the three months ended September 30, 2023, given the completion of the sale in 2022.

Income taxes

For the three months ended September 30, 2023 and 2022, no income tax expense or benefit was recognized for continuing operations. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Revenue:
Product revenue, net	$240,465	$208,491
Total revenue	240,465	208,491

Operating expenses:
Cost of sales	604	956
Selling, general and administrative	156,441	121,013
Research and development	120,530	136,753
Restructuring	6,260	—
Total operating expenses	283,835	258,722

Other income (expense):
Interest expense	(7,423)	(18,579)
Loss on extinguishment of debt	—	(91,739)
Other income, net	10,326	2,691
Total other income (expense), net	2,903	(107,627)

Loss from continuing operations	$(40,467)	$(157,858)
(Loss) income from discontinued operations, net of tax	$(320)	$400,499
Net (loss) income	$(40,787)	$242,641

Revenues

Product revenue, net was $240.5 million and $208.5 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, product revenue, net was solely comprised of U.S. Ocaliva net sales. The increase in product revenues was driven by operational growth, primarily due to increased unit sales volumes, higher pricing and lower gross to net deductions.

Cost of sales

Cost of sales was $0.6 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. Our cost of sales for the nine months ended September 30, 2023 and 2022 consisted primarily of packaging, labeling, materials and related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $156.4 million and $121.0 million for the nine months ended September 30, 2023 and 2022, respectively. The $35.4 million net increase between periods was primarily driven by personnel costs due to higher headcount, higher product promotion and preparation costs for a potential NASH product launch and costs related to our patent litigation.

Research and development expenses

Research and development expenses were $120.5 million and $136.8 million for the nine months ended September 30, 2023 and 2022, respectively. The $16.3 million net decrease between periods was primarily driven by lower costs for NASH (mainly the wind down of REVERSE) and OCA for PBC related R&D activities, along with R&D cost-sharing reimbursements from Advanz.

Restructuring

Restructuring expenses were $6.3 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase between periods was driven by severance costs and other related termination benefits incurred during the nine months ended September 30, 2023 in conjunction with the Restructuring Plan.

Interest expense

Interest expense was $7.4 million and $18.6 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was driven by lower contractual interest expense due to the reduction of principal debt outstanding. For the nine months ended September 30, 2023 and 2022, interest expense related to the principal amounts outstanding for the 2023 Convertible Notes, 2026 Convertible Notes and 2026 Convertible Secured Notes.

Loss on extinguishment of debt

Loss on extinguishment of debt was $0.0 and $91.7 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2022, the loss on extinguishment of debt related to the repurchases of the 2026 Convertible Secured Notes.

Other income, net

Other income (expense), net was $10.3 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and investment debt securities.

(Loss) income from discontinued operations, net of tax

(Loss) income from discontinued operations, net of tax was ($0.3) million and $400.5 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in (loss) income from discontinued operations, net of tax was a result of no product revenues realized or operating expenses incurred in the nine months ended September 30, 2023, given the completion of the sale in 2022.

Income taxes

For the nine months ended September 30, 2023 and 2022, no income tax expense or benefit was recognized for continuing operations. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Liquidity and Capital Resources

Sources of liquidity

On September 26, 2023, we announced that we entered into the Merger Agreement with Alfasigma and Purchaser. We have agreed to various covenants, including, among others, agreements to conduct our business in the ordinary course, consistent with past practice, during the period between the execution of the Merger Agreement and the Effective Time. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Alfasigma’s consent, including, but not limited to: (i) acquiring businesses and disposing of significant assets; (ii) incurring capital expenditures above specified thresholds; (iii) issuing equity; (iv) incurring indebtedness; and (v) repurchasing outstanding ordinary shares. We do not believe these restrictions will prevent us from being able to fund our operations, working capital needs or capital expenditure requirements. The following discussion assumes that the Merger is not consummated and we continue to operate as an independent entity.

Since inception, we have incurred significant operating losses, and our continuing operations have never been profitable. To date, we have financed our operations primarily through public and private securities offerings, sales of product and payments received under our licensing and collaboration agreements and the sale of our ex-U.S. commercial operations.

Continued cash generation is highly dependent on the success of our commercial product, Ocaliva, as well as the success of our product candidates if approved. We also currently are engaged in a corporate restructuring, significantly reducing operating expenses by actions including discontinuing all NASH-related investment, and reducing our workforce.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash from continuing operations (used in) provided by:
Operating activities	$(57,819)	$(31,291)
Investing activities	222,198	(46,449)
Financing activities	(110,296)	(261,644)
Effect of exchange rate changes	262	(7,399)
Net (decrease) increase in cash, cash equivalents and restricted cash classified as discontinued operations	(6,549)	372,550
Net increase in cash, cash equivalents and restricted cash	$47,796	$25,767

Operating Activities. Net cash used in operating activities for continuing operations of approximately $57.8 million during the nine months ended September 30, 2023 was primarily a result of our $40.5 million net loss from continuing operations, and a net decrease in operating assets and operating liabilities of $35.2 million, driven by a decrease in accounts payable and accrued expenses, partially offset by $18.8 million in stock-based compensation.

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

Investing Activities. For the nine months ended September 30, 2023, net cash provided by investing activities for continuing operations of approximately $222.2 million primarily reflects the sales and maturities of investment debt securities of $403.5 million, partially offset by the purchase of investment debt securities of $181.2 million.

For the nine months ended September 30, 2022, net cash used in investing activities for continuing operations of approximately $46.4 million primarily reflects the purchase of investment debt securities of $401.1 million, partially offset by the sales and maturities of investment debt securities of $355.5 million.

Financing Activities. Net cash used in financing activities for continuing operations of approximately $110.3 million in the nine months ended September 30, 2023 primarily consisted of the repayment of $109.8 million for the principal outstanding on the 2023 Convertible Notes.

Net cash used in financing activities for continuing operations of approximately $261.6 million in the nine months ended September 30, 2022, primarily consisted of payments of $258.2 million for the repurchase of 2026 Convertible Secured Notes and $3.9 million for the repurchase of 2023 Convertible Notes

Net change in cash, cash equivalents and restricted cash – discontinued operations. Net decrease in cash, cash equivalents and restricted cash for discontinued operations in the nine months ended September 30, 2023 consisted of approximately $6.2 million of cash used in investing activities for net payments made to Advanz and $0.4 million of cash used in operating activities, primarily a result of $0.3 million net loss from discontinued operations.

Net increase in cash, cash equivalents and restricted cash for discontinued operations in the nine months ended September 30, 2022 consisted of net cash provided by operating activities of approximately $9.3 million, primarily a result of $400.5 million net income from discontinued operations and $4.4 million in stock-based compensation, partially offset by the reclassification of $366.5 million in cash proceeds from the sale of the business to investing activities and a net decrease in operating assets and liabilities of $29.6 million. Net cash provided by investing activities for discontinued operations reflects the net cash proceeds of $363.2 million received from the sale of the ex-U.S. business to Advanz.

Future Funding Requirements

Our future funding requirements will depend on the outcome of the proposed Merger with Alfasigma.

We expect that our cash, cash equivalents, restricted cash and investment debt securities as of September 30, 2023 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, through the earlier of the consummation of the Merger Agreement, or twelve months from this filing. If the Merger is not successful, and we continue to operate as a stand-alone entity, we expect that we will continue to pursue cost saving initiatives to reduce operating expenses. We expect that we would continue to incur significant research and development, product sales, marketing, manufacturing and distribution expenses relating to the commercialization of Ocaliva for PBC. These expenses are planned to support, among other initiatives, the continued commercialization of Ocaliva for PBC, our post-marketing obligations for Ocaliva for PBC, research and development, including clinical trials, for our product candidates, the closing out of the REGENERATE study, and the winding down of our NASH program. In addition, we expect that we would continue to incur additional costs associated with operating as a public company. We do not currently have any committed external source of funds and additional funding may not be available on favorable terms or at all. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

As of September 30, 2023, we had $323.6 million in cash, cash equivalents, restricted cash and investment debt securities. Although we believe that our existing capital resources, together with our net sales of Ocaliva for PBC, will be sufficient to fund our anticipated operating requirements for the next twelve months following the filing of this report, we may need to raise additional capital to fund our operating requirements beyond that period. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2023, our funds are primarily held in U.S. government agency bonds, U.S. Treasury securities, corporate bonds, commercial paper and money market accounts.

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

On March 24, 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock through Cowen, in an at-the-market offering program (an “ATM”), up to an initial amount of $100.0 million. We did not sell any shares under our ATM during the three and nine months ended September 30, 2023. Accordingly, we may seek to access the public or private capital markets whenever conditions are favorable, to issue new securities, or to refinance or repurchase existing securities, even if we do not have an immediate need for additional capital at that time.

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

Contractual Obligations

Except as discussed above regarding full repayment of the outstanding principal and interest for the matured 2023 Convertible Notes, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Funding Requirements—Future Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

On September 26, 2023, we entered into the Merger Agreement with Alfasigma. If we are unable to satisfy certain closing conditions under the Merger Agreement, or if other mutual closing conditions are not satisfied, Alfasigma will not be obligated to complete the Offer or the Merger. Under certain circumstances detailed in the Merger Agreement, we could be required to pay Alfasigma a termination fee of $34.0 million.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective July 5, 2023, the Company implemented a new enterprise resource planning (“ERP”) system for general ledger, fixed assets, inventory, sales and accounts payable that replaced legacy systems in which our financial transactions were processed and recorded. We continue to review and enhance the design and documentation of our internal control over financial reporting. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our significant legal proceedings, see Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023, and the risk factors set forth in Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 2, 2023, except for the following Risk Factors. The following set of Risk Factors does not purport to be a full list of risks relating to the business of the Company and any of these factors or others disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Risks Related to the Pending Transaction with Alfasigma

We may not complete the pending transaction with Alfasigma within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, and/or operations.

On September 26, 2023, the Company announced it entered into the Merger Agreement with Alfasigma and Purchaser. Pursuant to the Merger Agreement, Purchaser commenced the Offer to acquire all of the Shares at the Offer Price.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction of the conditions set forth in Annex I to the Merger Agreement, including (i) there shall have been validly tendered and not validly withdrawn that number of Shares that, considered together with all other Shares (if any) beneficially owned by Alfasigma and its affiliates, represents one more Share than 50% of the Shares outstanding at the time of the expiration of the Offer; (ii) the Merger Agreement shall not have been validly terminated in accordance with its terms; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iv) those other conditions set forth in Annex I to the Merger Agreement. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Offer,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with Alfasigma will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflects a market assumption that the transaction will be completed. We could be required to pay Alfasigma a termination fee of $34 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the transaction with Alfasigma could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators, and other business partners. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Alfasigma’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Alfasigma, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Alfasigma a termination fee of $34 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Offer,” as defined in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Alfasigma.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

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

In September 2022, we had a supplemental new drug application (“sNDA”) pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from COBALT and from the HEROES-US study as well as additional data, including supplemental real-world evidence (“RWE”) from large data-sets in the United States, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. Because COBALT was terminated early and did not meet its primary endpoint due to the challenges in enrolling and maintaining a placebo-controlled post-marketing study in a rare disease setting, we are relying in part on supplemental RWE as part of our evidence package. Based on its review of our sNDA, the FDA may decide, including due to its evaluation of efficacy and safety data (including RWD), that this evidence package does not support fulfillment of our post-marketing obligations. If the FDA does not provide full approval for Ocaliva for PBC, we may not be able to maintain our marketing approval, or the FDA could require us to conduct additional studies or analyses in order to maintain our marketing approval.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. OCA has received orphan drug designation in the United States and the European Union for the treatment of PBC. In addition, in May 2023, we received orphan drug designation from the FDA for the fixed-dose combination (“FDC”) of OCA and bezafibrate for PBC.

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

In addition, as a condition of the accelerated approval of Ocaliva for PBC in the United States, the FDA required us to conduct a clinical outcomes study with respect to Ocaliva for PBC. In June 2022, we announced topline results from our COBALT trial. The primary endpoint, as agreed with the FDA, was time to first occurrence of any of the following clinical endpoints: all-cause death, liver transplant, hospitalization for other serious liver-related events, signs of progression to hepatic decompensation, or signs of development of portal hypertension. The study did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint. The safety and tolerability of Ocaliva were consistent with its known profile and adverse events were in line with expectations for patients with advanced PBC based on the natural history of the disease. In June 2022, we also announced topline results for our HEROES-US study, a retrospective real-world study that evaluated data from a U.S. claims database, to compare clinical outcomes in a pre-defined group of patients with PBC who were treated with Ocaliva and a comparable group of PBC patients who were eligible, but who were not treated with Ocaliva. The results from the HEROES-US study showed a statistically significant and clinically meaningful reduction in all-cause death, liver transplant, or hospitalization for hepatic decompensation among Ocaliva-treated patients compared to the control group.

In September 2022, we had an sNDA pre-submission meeting with the FDA in which we reviewed our post-marketing requirements with respect to Ocaliva. We intend to submit the data from COBALT and from the HEROES-US study as well as additional data, including supplemental RWE from large data-sets in the United States, as part of a broader evidence package in the sNDA in support of full approval of Ocaliva for the treatment of PBC, which we anticipate submitting to the FDA in 2023. Because COBALT was terminated early and did not meet its primary endpoint due to the challenges in enrolling and maintaining a placebo-controlled post-marketing study in a rare disease setting, we are relying in part on supplemental RWE as part of our evidence package. Based on its review of our sNDA, the FDA may decide, including due to its evaluation of efficacy and safety data (including RWD), that this evidence package does not support fulfillment of our post-marketing obligations. If the FDA does not provide full approval for Ocaliva for PBC, we may not be able to maintain our marketing approval, or the FDA could require us to conduct additional studies or analyses in order to maintain our marketing approval.

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

Furthermore, any negative development in any other development program for OCA or our failure to satisfy the post-marketing regulatory commitments and requirements to which we are or may become subject, including any study to assess the clinical benefit of Ocaliva in PBC, may materially and adversely impact the commercial results and potential of Ocaliva for PBC. For example, in June 2022, we announced topline results from our COBALT trial, which did not demonstrate a statistically significant difference between Ocaliva and placebo on the primary endpoint. While we intend to submit the data from COBALT as well as additional data, including supplemental RWE from large data-sets in the United States, as part of a broader evidence package in support of full approval of Ocaliva for the treatment of PBC, the FDA may decide, including due to its evaluation of efficacy and safety data (including RWD), that this evidence package does not support fulfillment of our post-marketing obligations. If the FDA does not provide full approval for Ocaliva for PBC, we may not be able to maintain our marketing approval, or the FDA could require us to conduct additional studies or analyses in order to maintain our marketing approval.

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

Since 2016, Intercept has been certified to the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield, which provided a framework that the EU Commission considered to provide an adequate level of data protection of personal data of EU (and Swiss) residents. On July 17, 2023, the European Commission and the U.S. Department of Commerce agreed on a new framework—the EU-U.S. Data Privacy Framework (the “EU-US DPF”)—to replace the Privacy Shield framework, which had been invalidated as a transfer mechanism by the Court of Justice of the European Union (the “CJEU”). The new framework allows certified entities to import personal data of EU residents to the United States. Because the Company has maintained its Privacy Shield certification, it is now certified as well for the new EU-US DPF, and may import EU resident personal data to the United States under its DPF certification. The European Commission approved Standard Contractual Clauses (“SCCs”) and Binding Corporate Rules remain valid mechanisms to transfer personal data to third countries outside the EEA and Switzerland. However, the CJEU and the European Supervisory Authorities have imposed enhanced due diligence obligations on parties to transfers that are relying on SCCs, to ensure that the laws of the country to which personal data is transferred offer a level of data protection that is essentially equivalent to the EEA. On June 4, 2021, the European Commission adopted new SCCs more aligned with the requirements of the GDPR and to be used when personal data is transferred outside of the European Union. On June 28, 2022, the EU Commission granted “adequacy” to the UK, allowing the free flow of EU resident personal data from the EU to recipients located in the UK. However, due to the UK’s withdrawal from the EU, the new SCCs are not valid for transfers of UK resident personal data to countries outside of the UK. The UK Information Commissioner’s Office has issued its International Data Transfer Agreement (“IDTA”) to facilitate such transfers. Accordingly, contracts have been, or are in the process of being, updated with the new UK IDTAs, as applicable. To the extent that we are not able to employ suitable data transfer mechanisms, including the EU-US DPF, and the implementation of the new SCCs and IDTAs, to facilitate international transfers of data, our ability to conduct our business may be materially adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended September 30, 2023.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the three months ended September 30, 2023.

Item 5. Other Information.

Insider trading arrangements and policies.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated any trading arrangement for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1.

During the three months ended September 30, 2023, the Company did not adopt or terminate any trading arrangement for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit

2.1*

Agreement and Plan of Merger, dated September 26, 2023, among Intercept Pharmaceuticals, Inc., Alfasigma S.p.A. and Interstellar Acquisition Inc. (previously filed, and incorporated by reference from Exhibit 2.1 to Form 8-K filed on September 26, 2023, File No. 001-35668)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine-month periods ended September 30, 2023 and 2022 (unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine-month periods ended September 30, 2023 and 2022 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2023 and 2022 (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish copies of any such schedules to the SEC upon request.

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

INTERCEPT PHARMACEUTICALS, INC.

Date: November 6, 2023	By:	/s/ Jerome Durso
Jerome Durso
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial Officer)